Form 10-Q
period 2012-04-30
Havana Furnishings Inc.
filed 2012-07-09
CIK 1527613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 333-176684

HAVANA FURNISHINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3849791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Edificio Ultramar Plaza.
Apt. #4A 47th Street
Panama City, Panama

 (Address of principal executive offices) (Zip Code)

(507) 269-1315
(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]   NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,000,000 shares of common stock issued and outstanding as of July 9, 2012.

HAVANA FURNISHINGS INC.

QUARTERLY REPORT ON FORM 10-Q

April 30, 2012

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

SIGNATURE

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this Report uses the words “we,” “us,” “our,” and the “Company,” they refer to Havana Furnishings Inc. “SEC” refers to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

HAVANA FURNISHINGS INC.
(A DEVELOPMENT STAGE COMPANY)

April 30, 2012

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended April 30, 2012 are not necessarily indicative of results that may be expected for the year ending July 31, 2012.

HAVANA FURNISHINGS INC. (A Development Stage Company) BALANCE SHEET (Unaudited)
	April 30 2012	July 31 2011
ASSETS
CURRENT ASSETS
Cash	$4,529	$8,000
Total Current Assets	4,529	8,000
TOTAL ASSETS	$4,529	$8,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,180	$1,000
Related party payable	11,990	-
TOTAL LIABILITIES	16,170	1,000
STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares are issued and outstanding	-	–
Common stock, 100,000,000 shares authorized, $0.00001 par value; 4,000,000 shares issued and outstanding	40	40
Additional paid-in capital	14,960	14,960
Deficit accumulated during development stage	(26,641)	(8,000)
TOTAL STOCKHOLDERS' DEFICIT	(11,641)	7,000
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,529	$8,000

See accompanying notes to unaudited financial statements.

HAVANA FURNISHINGS INC. (A Development Stage Company) STATEMENTS OF EXPENSES (Unaudited)
	Three Months Ended April 30,	Nine Months Ended April 30,	From July 31, 2011 (Inception) to April 30,
	2012	2012	2012
EXPENSES
Consulting fees	$4,005	$12,209	$13,209
General and administrative	153	1,022	1,022
Legal and accounting fees	3,540	5,410	12,410

Total expenses	7,698	18,641	26,641

OPERATING LOSS	(7,698)	(18,641)	(26,641)

OTHER INCOME (EXPENSE)
Interest income	–	–	-

Total other income (expense)

Net Loss	$(7,698)	$(18,641)	$(26,641)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	100,000,000	100,000,000

See accompanying notes to unaudited financial statements.

HAVANA FURNISHINGS INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended April 30, 2012	Nine Months Ended April 30, 2011	From July 31, 2011 (Inception) to April 30,2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,698)	$(18,641)	$(26,641)
Changes in operating assets and liabilities:
Accounts payable	3,150	3,180	4,180
Net cash used in operating activities	(4,548)	(15,461)	(22,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	–	–	15,000
Advances from related party	6,980	11,990	11,990
Net cash provided by financing activities	6,980	11,990	26,990

Net change in cash	2,432	(3, 471)	4,529

Cash, beginning of period	2,097	8,000	–

Cash, end of period	$4,529	$4,529	$4,529

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$–	$–	$-
Income taxes paid	$–	$–	$-

See accompanying notes to unaudited financial statements.

HAVANA FURNISHINGS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Havana Furnishings Inc. (“Havana Furnishings” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commissions, and should be read in conjunction with the audited financial statements and notes thereto contained in Havana Furnishings’ Registration Statement filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures required in Havana Furnishings’ fiscal 2011 financial statements have been omitted.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Havana Furnishings will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Havana Furnishings be unable to continue as a going concern. As of April 30, 2012, Havana Furnishings has not generated revenues and has accumulated losses of $26,641 since inception. The continuation of Havana Furnishings as a going concern is dependent upon the continued financial support from its shareholders, the ability of Havana Furnishings to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Havana Furnishings’ ability to continue as a going concern.

NOTE 3. RELATED PARTY PAYABLE

As of April 30, 2012, the President has advanced funds of $11,990 to the Company. The amount is unsecured, non-interest bearing, and due on demand.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Plan of Operation

We are a start-up (development stage) company. We plan to develop a website that will offer to the public restaurant and bar furnishings and accessories from Asia to retail customers in Panama at wholesale prices.  We do not currently engage in any business activities that provide cash flow. We have negative working capital, negative stockholders’ equity and have not earned any revenues to date. We have not begun to implement our business plan except for the reservation of our domain name (www.havanafurnishings.com) and the development of a business plan. We believe that we will be able to begin operations and operate for the next 12 months if we raise the minimum amount from this offering.

Our auditors have issued a going concern opinion. We have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of products to sell and secure clients to buy our products. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations.

We cannot guarantee that once we begin operations we will stay in business after twelve months.  If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the minimum amount of money from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations.   At the present time, we have not made any arrangements to raise additional fund, other than through the offering commenced in May 2012.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.   If we raise the minimum amount of money from this offering, we will have limited funds available to develop growth strategy.  If we raise the maximum amount, we believe the money will provide funds for our growth strategy.  If we raise less than the maximum amount and need more money, we will have to revert to obtaining additional money as described in this paragraph.  Other than as described in this paragraph, we have no other financing plans.

            Our specific goal is to profitably sell products on our Internet website to the public.  We intend to accomplish the foregoing by the following milestones:

1.

Complete our offering commenced in May 2012. We believe this could take up to 270 days from the prospectus being declared by the SEC declares on May 24, 2012. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2.

After completing the offering, if we raise more than the minimum, we will begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 30 days. Our president has agreed to allow us to use his office space rent-free if only the minimum is raised. In that case, we will spend $1,000 of the proceeds to purchase a computer and set up communication lines such as phone and internet to facilitate sales. If more than the minimum is raised between $2,500 and $3,000 will be spent on setting up an independent office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of this prospectus.

3.

Once our office is established, which we said should be 30 days after completing our offering, we intend to hire a web designer to begin development of the website. Locating a website designer and developing our website should take approximately 30- 90 days. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As we locate customers and as our customer database expands, we will have to be continually upgrading the website. This promotion will be ongoing through the life of our operations.

4.

Approximately 90-120 days after we complete our public offering, we intend to promote our products through traditional sources such as local food and restaurant publications, letters, emails, flyers and mailers. We intend to promote our products to restaurants and bars in Panama City initially. We will aggressively court contacts provided by our president, Haisam Hamie. We believe that it will cost a minimum of $2,000 for our marketing campaign. If we raise the maximum amount of proceeds from the offering, we will devote $5,000 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations.

5.	Within 120-180 days from the initial launch of our marketing program, we believe that we will begin generating income from the sale of our products.

In summary, we should implement our business plan and expect to be engaging clients within 90-120 days of completing our offering. We estimate that we will generate revenue 120 to 180 days after beginning operations.

The above mentioned milestones and timelines will be dependent upon the availability of our sole officer and director.  Haisam Hamie is entirely responsible for our day-today operations. Establishing an office will take time as Mr. Hamie will need to locate an appropriate facility which will be determined by the total amount raised in the offering; additionally, he will have to make arrangements for telephone and other communication lines to be established, and offices supplies will need to be procured. Once the office is fully operational, Mr. Hamie can then turn his attention to retaining a web developer.

            We anticipate that we will generate revenues as soon as we are able to offer products for sale on our website.  This will happen once we negotiate agreements with one or two suppliers of products and start advertising products on our website.

            If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.  If we cease operations, we do not have any plans to do anything else.

            On July 15, 2011, we executed a consulting agreement whereby we agreed to pay Executive Consulting Services, (ECS) Group $1,000 per month for the next year.  ECS provides administrative, compliance, accounting, and SEC reporting support for the Company. ECS’s administrative duties include maintaining compliance with regulatory agencies such as Nevada Secretary of State and the SEC, maintaining the Corporate Minute Book. ECS also functions as the Company's bookkeeper and EDGAR/IDEA filing service. Additionally, ECS acts as liaison between the Company's president and auditor, legal counsel, transfer agent, registered agent and the SEC. Upon SEC effectiveness, ECS will continue to provide administrative and compliance support especially as it relates to the preparation of financial statements and periodic reports.

Emerging Growth Company

            We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an emerging growth company for up to five full fiscal years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of operations

From Inception on July 15, 2011 to April 30, 2012

            During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of this registration statement. We have prepared the business plan included in this registration statement.  We have reserved the domain name “www.havanafurnishings.com.”  Our net loss since inception is $26,641 comprised of legal, accounting, and consulting fees.  We have not started our proposed business operations and will not do so until we have completed this offering.

            Since inception, we sold 4,000,000 shares of common stock to our sole officer and director for $15,000.

Liquidity and capital resources

As of the date of this prospectus, we have yet to generate any revenues from our business operations.  Assuming we raise the minimum amount in this offering, we believe we can satisfy our cash requirements during the next 12 months.

            We issued 4,000,000 shares of common stock pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  This was accounted for as a sale of common stock.

            As of April 30, 2012, our total assets were $4,529 consisting entirely of cash and our total liabilities were $16,170 comprised entirely of accounts and related party payables.

            To meet our short term cash needs, we are offering on a 2,000,000 minimum, 4,000,000 maximum shares of common stock at $0.015 per share, through a public offering. If we raise the minimum amount from the offering, the net proceeds to us will be $30,000 which we believe will be enough to begin operations and sustain our cash needs for the next 12 months.

             We believe that we will need an additional $25,000 per year after our initial 12 month period to maintain minimal operations. While this amount will be enough to support basic operations and compliance with regulatory agencies, it will not be enough to promote growth.  If we are not able to generate revenue and operating profitably during that time, we may need to find alternative sources of cash, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations long term.   At the present time, we have not made any arrangements to raise additional cash, other than through this offering.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.  If we begin to generate profits after that time, we will use the profits to further develop our business as indicated in our Use of Proceeds section.  Additionally, we refer to the Plan of Operations section in this prospectus for additional information.

            On July 15, 2011, we executed a consulting agreement whereby we agreed to pay Executive Consulting Services, (ECS) Group $1,000 per month for the next year.  ECS provides administrative, compliance, accounting, and SEC reporting support for the operations of the Company. Administrative duties include maintaining compliance with regulatory agencies such as Nevada Secretary of State and the Securities and Exchange Commission, maintaining the Corporate Minute Book, is the Company's bookkeeper, and is an EDGAR/IDEA filing service. Additionally, ECS acts as liaison between the Company's president and auditor, legal counsel, transfer agent, registered agent and the SEC. Upon SEC effectiveness, ECS will continue to provide administrative and compliance support especially as it relates to the preparation of financial statements and reports on Form 10-Q, 10-K and 8-K. We will use the proceeds from the offering to pay ECS for its consulting services.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

            We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

            There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

None.

ITEM 1A.      RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECUITIES.

None.

ITEM 4.         MINE SAFETY DISCLOSURES.

            Not Applicable.

ITEM 5.         OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

(a)  Exhibits

Exhibit No.	Document Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101**	Interactive Data Files
101 INS - XBRL Instance Document
101 SCH - XBRL Taxonomy Schema
101 CAL - XBRL Taxonomy Calculation Linkbase
101 DEF - XBRL Taxonomy Definition Linkbase
101 LAB - XBRL Taxonomy Label Linkbase
101 PRE - XBRL Taxonomy Presentation Linkbase

*Filed with this report.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of July, 2012.

HAVANA FURNISHINGS INC.

/s/HAISAM HAMIE
Haisam Hamie, President (Principal Executive Officer, Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101**	Interactive Data Files
101 INS - XBRL Instance Document
101 SCH - XBRL Taxonomy Schema
101 CAL - XBRL Taxonomy Calculation Linkbase
101 DEF - XBRL Taxonomy Definition Linkbase
101 LAB - XBRL Taxonomy Label Linkbase
101 PRE - XBRL Taxonomy Presentation Linkbase

*Filed with this report.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.