Form 10-K
period 2012-07-31
Havana Furnishings Inc.
filed 2012-10-29
CIK 1527613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2012
OR
[ ]	TRANSITIOINAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECUIRITIES
EXCHANGE ACT OF 1934
For the transitional period from _____________ to ______________

Commission file number 333-176684

HAVANA FURNISHINGS INC.
(Exact name of registrant as specified in its charter)

NEVADA	38-3849791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Edificio Ultramar Plaza.
Apt. #4A 47th Street
Panama City, Panama
(Address of principal executive offices, including zip code.)

(507) 269-1315
(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange in which registered
None	None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [   ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: none.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,200,000 as of October 15, 2012.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

 PART I

ITEM 1.                BUSINESS

General

                We were incorporated in the State of Nevada on July 15, 2011. Since completion of our offering, we have begun to develop our website (www.havanafurnishings.com) that will offer to the public restaurant and bar furnishings and accessories from Asia to retailer customers at wholesale prices.  We have not generated any revenues and the only operations we have engaged in are the reservation of the domain name (www.havanafurnishings.com), development of our website, as well as the development of a business plan.

On May 24, 2012 the SEC declared our Form S-1 registration statement effective (SEC File no. 333-176684) allowing us to sell 2,000,000 shares of common stock minimum, 4,000,000 shares of common stock maximum, at a fixed offering price of $0.015 per share. There was no underwriter involved in our public offering. On August 6, 2012, we completed our public offering and raised $33,000 by selling 2,200,000 shares of common stock.

                We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause our plans to change.  Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

Products

                Our principal business objective is to sell restaurant and bar furnishings and accessories online to the public at wholesale prices primarily in Panama. We plan to cater to new restaurants and bars that are just starting up along with older restaurants and bars that are looking to renovate. We intend to provide  a couple of options for our clients to choose from. Option #1 will involve the client picking a pre-made design of furnishing for their restaurant or bar from our online catalogue or they can mix and match different items from our online catalogue. Option #2 would allow the client to come to us with a restaurant design and we would order the products for them from our sources. Our business models are expected to include everything from forks and knives to tables, chairs, furniture, and bar equipment. We plan to provide catering and advertising services to Panamanian restaurants and bars, commercial contractors, interior designers and architects. We seek to establish ourselves as one of the top, online restaurant and bar furniture sales companies in Panama by providing quality furnishings and premier customer service.

The products we intend to promote will be selected by our sole officer and director, Haisam Hamie.

Website

                We intend to create and maintain a website which will provide the following services and products for the website: e-mail forwarding, e-mailing aliasing, auto responder, front page support, shopping cart, secure transactions signio support, and macromedia flash.   Since we raised $33,000 from our offering, we are able to engage a web developer to design a splash page with a tab to showcase our products, a tab to contact us, and additional tabs and pages to enhance the site to include, one-click checkout, linking of product details and specifications and customer review tabs of the products. We believe that the foregoing will allow us to make retail sales of interior decor, promote our products in an attractive fashion, and communicate with our customers on-line. We have not located a web developer at this time. Our president will interview and chose a local web developer in the Panama City area to work with once the offering has been completed.

                The website is intended to be a destination site for individuals interested in restaurant and bar furnishings and accessories.  The site will offer a large array of products and by becoming a “one-stop shopping” destination will significantly enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably furnishings products.  We intend to continually source out and negotiate strategic relationships with individual suppliers and manufacturers in China and the United States to offer their products on our website.

            We believe that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website. Although, we plan to use a 128-bit encoding encryption for our website transactions, there is no assurance that such security precautions will be successful.

Other than investigating potential technologies in support of our business purpose, we have had no material business operations since inception in May 2011. At present, we have only begun to develop our website for the necessary technology assets in support of our business purpose to become an Internet-based retailer focused on the distribution of restaurant and bar furniture and accessories.

                The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Convenient Shopping Experience

                It is our intention to design our online store to provide customers with an easy-to-use Web site. The website will be available 24 hours a day, seven days a week and will be reached from the shopper's home or office. Our online store is expected to enable us to deliver a broad selection of products to customers in rural or other locations that do not have convenient access to physical stores.  We also intend to make the shopping experience convenient by categorizing our products into easy-to-shop departments

Customer Service

                We intend to provide a customer service department via email where consumers can resolve order and product questions which will be handled initially by our president, Haisam Hamie, until we are profitable enough to hire employees. Furthermore, we plan to insure consumer satisfaction by offering a money back guarantee. There is, however, no assurance that we will ever be profitable

Online Retail Store

                We intend to design our Internet store to be a place for individual consumers to purchase our products online.

Shopping at our Online Store

                Our online store will be located at www.havanafurnishings.com.   We believe that the sale of restaurant and bar products on the Internet can offer attractive benefits to consumers. These include enhanced selection, convenience, quality, ease-of-use, depth of content and information, and competitive pricing.  Key features of our online store will include:

Browsing

                Our online store is intended to offer consumers several subject areas and special features arranged in a simple, easy-to-use format intended to enhance product selection.  By clicking on a category names, the consumer will move directly to the home page of the desired category and can view promotions and featured products.

Selecting a Product and Checking Out

                To purchase products, consumers can expect to simply click on the "add to cart" button to add products to their virtual shopping cart. It is our vision that consumers will be able to add and subtract products from their shopping cart as they browse around our online store prior to making a final purchase decision, just as in a physical store and to execute orders consumers click on the "checkout" button and, depending upon whether the consumer has previously shopped at our online store, are prompted to supply shipping details online. We also intend to offer consumers a variety of wrapping and shipping options during the checkout process. Prior to finalizing an order by clicking the "submit" button, consumers can expect to be shown their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely.

Paying

                To pay for orders, a consumer must use a credit card, which is authorized during the checkout process.  Charges are assessed against the card when the order is placed.  Our online store is intended to use security such as the 128-bit encoding encryption technology that works with the most common Internet browsers and is required by United States regulations.

                We intend to offer our customers a full refund for any reason if the customer returns the purchased item within thirty days from the date of sale in the same condition it was sold to the customer.  After thirty days, we will not refund any money to a customer. The customer is responsible for paying for the return shipping fees. They will return the item directly to us and we will return them to our supplier in accordance with their return policies. If the return falls outside of an acceptable timetable for a full refund on the returned purchase by our supplier, we will incur the expense and reflect such in our financial statements.

Source of Products

                We intend to purchase products from manufacturers and distributors located in China and the United States. The majority of all furniture is expected to be imported from China. A 2400 square foot shipping container better known as a HQ container can hold approximately $20,000 to $50,000 worth of goods depending on the size of the goods. A container of this nature would cost approximately $2,500.00 to ship to Panama. We believe that the company will still enjoy a markup of 200 to 500% at retail after shipping expenses and still maintain a competitive edge. We expect minimal storage expenses as products are only ordered when a client makes and pays for a purchase. The majority of our business is conducted online and is dependent on our ability to develop and maintain the website “www.havanafurnishings.com.” As an internet based business minimal staff is needed and all products will be prepaid. On occasion, we may, depending upon the particulars of a product make special purchases and pass the savings on to our customers. We believe that by negotiating a better price due to quantity or manufacturer close outs we can stay ahead of our competition.

The products will be shipped directly from the manufacturer to the customer, thereby eliminating the need for storage space or packaging facilities. The way we determine our pricing structure will depend on what the supplier and manufacturer is selling the product for. Markups on prices will be dependent upon the prices we negotiate with our suppliers.

In order to meet, network and align ourselves with our wholesalers and distributors of products we will be looking to attend trade shows and exhibitions located across China. One of the trade shows we intend to attend is called Furniture China. This trade show is the leading furniture trade exhibition in Asia and one of the Top 3 international furniture exhibitions of the world, Furniture China is held annually in Shanghai. Another trade show we will look to attending is the Restaurant & Bar Hong Kong. Located in Hong Kong this exhibition is the largest exhibition dedicated to the hospitality sector which will be presenting the latest products and services. Lastly we plan to attend the Canton Fair. Canton Fair is the largest biannual China trade fair held in Guangzhou. The Canton fair complex covers a total construction area of 1,100,000 M2 with the indoor exhibition area of 338,000 M2 and the outdoor exhibition area of 43,600 M2.

Revenue

                We expect to generate evenues from the direct sale of products to customers.  We will order products on behalf of our customers directly from our suppliers.  At the time we receive an order from a customer, we will order the product from the supplier, thus able to avoid carrying any inventory that can be costly and which may become obsolete.  We would earn revenue based on the difference between our negotiated price for the product with our suppliers and the price that the customer pays.

Database

                We intend to develop a database to gather information regarding our customers and suppliers. This database will categorize all our customers, customers that bought from us, potential customers that have browsed our website, and potential customers from our planned source of e-mail and direct mail. We also plan to have a database of suppliers we deal with. This will record the suppliers we bought from, returned products to, exchanged products with, and a daily, monthly, and yearly dollar value of what was purchased from the supplier. Having this database in place will help keep our business organized and will help us identify and target clients

Competition

                The electronic commerce market is intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future.  Competitors include companies with substantial customer bases in the computer and other technical fields. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources.  Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

Our competitive position within the industry is negligible in light of the fact that we have not started our operations.  Older, well established distributors of the products we intend to offer with records of success will attract qualified clients away from us.  Since we have not started operations, we cannot compete with them on the basis of reputation.  We do expect to compete with them on the basis of price and product selection.  In order to achieve this, we plan to offer lower mark-ups on our products until we have built up our client base to increase our profit margin. We intend to be able to attract and retain customers by offering a breadth of tasteful product selection through our relationships with manufacturers and suppliers.

Marketing

The amount of funds we raise from our offering will determine how much we will be able to spend on our marketing and advertising campaign. Since we raised $33,000 from our offering, we are able to advertise locally through food and restaurant newspapers, flyers, and the telephone directory. Additionally, we intend to expand our marketing strategies to furniture magazines, interior designer magazines, and advertisement flyer through direct mail. We will market our business via bus station billboards and highway billboards across Panama and eventually into Central America as our earnings rise and are stable enough to support such advertising. Direct mail advertising will be in the form of printed flyers that will be dropped off in high traffic areas and at restaurants and bars within the Panama City area. For our e-mail marketing addresses, we look to hire an e-mail marketing company to provide us with a list of architects, interior designers, developers, restaurants and bars. As of the date of this report, we have not begun to our marketing campaign.

Insurance

                We do not maintain any insurance and do not intend to maintain insurance in the future.  Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation.  If that occurs a judgment could be rendered against us, which could cause us to cease operations.

Vendor Relationships

                We hope to develop a strong relationship with our vendors through repeated use and mutually financially advantageous contracts.  As of date of this annual report, we have not developed any vendor relationships but intend to do so in the near future.  There is no assurance, however, that we will develop any vendor relationships

Employees

                We are a development stage company and currently have no employees, other than our sole officer and director who devotes approximately 10 hours a week to our operations.  We intend to hire additional employees on an as needed basis.

Offices

                Our principal executive office is located at 122B Edificio Ultramar Plaza. Apt. #4A 47th Street

Panama City, Panama. Our telephone number is (507) 269-1315.  Our office is located in the home of our president, Haisam Hamie and used on a rent-free basis.

Government Regulation

                We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce.  However, the Internet is becoming increasingly popular.  As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet.  These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.  Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies.  The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties.  We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

                We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters.  The vast majority of such laws were adopted prior to the advent of the Internet.  As a result, they do not contemplate or address the unique issues of the Internet and related technologies.  Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

                In addition, because our products are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country.  We are currently qualified to do business only in Nevada and not in any other jurisdiction where qualification is required.  Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties.  It could also hamper our ability to enforce contracts in such jurisdictions.

                In Nevada, we are required to pay an annual fee to the Nevada Secretary of State of $125 and pay a licensing fee of $200 per year.  Nevada has no corporate income taxes.

ITEM 1A.             RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                PROPERTIES

Our principal executive office is located at 122B Acapulco Street, South Padre Island, Texas 78597. Our office is located in the home of our president, Haisam Hamie and used on a rent-free basis.

ITEM 3.                LEGAL PROCEEDINGS

We are currently not aware of any material pending legal proceedings or claims to which we are a party or of which any of our property is the subject.

ITEM 4.                MINE SAFETY DISCLOSURES

  Not Applicable.

PART II

ITEM 5.                MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is presently no public market for our shares of common stock. We  intend to apply for quotation of our common stock on the Over the Counter Bulletin Board.  However, we can provide no assurance that our shares of common stock will be quoted on the Bulletin Board or, if quoted, that a public market will materialize. Currently, we are not listed or quoted on any exchange.

Holders

                On October 11, 2012, we had 41 shareholders of record of our common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the expansion and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended July 31, 2012, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

ITEM 6.     SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” and similar expressions, or words which, by their nature, refer to future events.   You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

                We are a start-up development stage corporation and have not started operations or generated or realized any revenues from our business operations. There is no historical financial information about us upon which to base an evaluation of our performance.  We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Our auditors have issued a going concern opinion. We have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of products to sell and secure clients to buy our products. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. We will not begin operations until we raise money from this offering.

                Although we raised $33,000 from our offering, we cannot guarantee that once we begin operations we will stay in business after twelve months.  If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from our offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations.   At the present time, we have not made any arrangements to raise additional cash, other than through this offering.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

 We intend to accomplish the foregoing by the following milestones:

1.

Since completing the offering, we will begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 30 days. Our president has agreed to allow us to use his office space rent-free. In that case, we will spend $1,000 of the proceeds to purchase a computer and set up communication lines such as phone and internet to facilitate sales. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of this prospectus.

2.

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

3.

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

4.	Within 120-180 days from the initial launch of our marketing program, we believe that we will begin generating income from the sale of our products.

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

                On July 15, 2011, we executed a consulting agreement whereby we agreed to pay Executive Consulting Services, (ECS) Group $1,000 per month for the next year.  ECS provides administrative, compliance, accounting, and SEC reporting support for the operations of the Company. Administrative duties include maintaining compliance with regulatory agencies such as Nevada Secretary of State and the Securities and Exchange Commission, maintaining the Corporate Minute Book, ECS is also the Company's bookkeeper, and is an EDGAR/IDEA filing service. Additionally, ECS acts as liaison between the Company's president and auditor, legal counsel, transfer agent, registered agent and the SEC. Upon SEC effectiveness, ECS will continue to provide administrative and compliance support especially as it relates to the preparation of financial statements and reports on Form 10-Q, 10-K and 8-K.

Results of operations

From Inception on July 15, 2011 to July 31, 2012

            We have not had any operating income since inception. For the year ended July 31, 2012 we incurred a net loss of $28,009 and since inception we have incurred a net loss of $36,009. Expenses from inception were comprised of costs mainly associated with legal, accounting, and consulting fees.

Liquidity and capital resources

            As of the date of this report, we have yet to generate any revenues from our business operations.  Since we raised $33,000 from our offering, we believe we can satisfy our cash requirements during the next 12 months.

                We issued 4,000,000 shares of common stock to our sole officer and director for $15,000 pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  This was accounted for as a sale of common stock.

                As of July 31, 2012, our total assets were $33,105 consisting entirely of cash and subscriptions receivable and our total liabilities were $21,114 comprised entirely of accounts and related party payables.

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

.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Havana Furnishings Inc.
(A Development Stage Company)

July 31, 2012

Index

Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Expenses	F–3
Statement of Stockholders’ Equity	F–4
Statements of Cash Flows	F–5
Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Havana Furnishings, Inc.

(a development stage company)

Panama City, Panama

We have audited the accompanying balance sheets of Havana Furnishings, Inc. (a development stage company) (the “Company”) as of July 31, 2012 and 2011 and the related statement of expenses, changes in stockholders’ equity and cash flows for the years then ended and for the period from July 15, 2011 (inception) through July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2012 and 2011 and the results of its operations and its cash flows as of July 31, 2012 and 2011 and for the period from July 15, 2011 (inception) through July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues since inception and the Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

October 24, 2012

HAVANA FURNISHINGS INC. (A Development Stage Company) BALANCE SHEETS
	July 31, 2012	July 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105	$-
Escrow deposits	-	8,000
Subscription receivable	33,000	-
TOTAL CURRENT ASSETS	33,105	8,000
TOTAL ASSETS	$33,105	$8,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$9,124	$1,000
Related party loans	11,990	-
TOTAL CURRENT LIABILITIES	$21,114	$1,000

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,200,000 and 4,000,000 issued and outstanding as of July 31, 2012 and 2011, respectively	62	40
Additional paid-in capital	47,938	14,960
Deficit accumulated during development stage	(36,009)	(8,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	11,991	7,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,105	$8,000

The accompanying notes are an integral part of these audited financial statements.

HAVANA FURNISHINGS INC. (A Development Stage Company) STATEMENTS OF EXPENSES
	For the Year Ended		Inception (July 15, 2011) through
	July 31, 2012	July 31, 2011	July 31, 2012

EXPENSES
Consulting expense	$20,828	$1,000	$21,828
General and administrative	1,291	-	1,291
Legal and accounting	5,890	7,000	12,890

NET LOSS	$(28,009)	$(8,000)	$(36,009)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	4,200,383	4,000,000

The accompanying notes are an integral part of these audited financial statements.

HAVANA FURNISHINGS INC. (A Development Stage Company) Statement of Stockholders' Equity For the period from July 15, 2011 (inception) to July 31, 2012
	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity
Common Stock issued for cash on July 15, 2011(inception) at $0.00001 per share	4,000,000	$40	$14,960	$-	$15,000
Net loss	-	-	-	(8,000)	(8,000)
Balance, July 31, 2011	4,000,000	$40	$14,960	$(8,000)	$7,000
Subscription receivable	2,200,000	22	32,978	-	33,000
Net loss	-	-	-	(28,009)	(28,009)
Balance, July 31, 2012	6,200,000	62	$47,938	$(36,009)	11,991

The accompanying notes are an integral part of these financial statements.

HAVANA FURNISHINGS INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS
	Year Ended		Inception (July 15, 2011) through
	July 31, 2012	July 31, 2011	July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,009)	$(8,000)	$(36,009)
Adjustments to reconcile net loss to net cash used in the operating activities:
Accounts payable	8,124	1,000	9,124
Escrow Deposits	8,000	(8,000)	-
Net cash used in operating activities	(11,885)	(15,000)	(26,885)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on related party debt	11,990	-	11,990
Proceeds from sale of stock	-	15,000	15,000
Net cash provided by financing activities	11,990	15,000	26,990

Net change in cash	105		105

Cash, beginning of period	-	-	-

Cash, end of period	$105	$-	$105

Non cash investing and financing activities:
Subscriptions receivable	33,000	-	33,000

The accompanying notes are an integral part of these audited financial statements.

HAVANA FURNISHINGS INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1. - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Business. HAVANA FURNISHINGS INC. (“we”, “our”, “Havana Furnishings” or the “Company”) was incorporated in Nevada on July 15, 2011 for the purpose of selling restaurant and bar furnishings and accessories from Asia to retail customers in Panama at wholesale prices.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements as of July 31, 2012 and 2011 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Earnings (Loss) Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants, to issue common stock were exercised or converted into common stock.  For all periods presented, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. Havana Furnishings Inc. considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes:  Havana Furnishings Inc. uses the liability method to account for income taxes.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. A valuation allowance is established for any portion of the deferred tax asset that will likely not be realized.

Recently Issued Accounting Pronouncements. Havana Furnishings Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3. - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Havana Furnishings will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Havana Furnishings be unable to continue as a going concern. As of July 31, 2012, Havana Furnishings has not generated revenues and has accumulated losses of $36,009 since inception. The continuation of Havana Furnishings as a going concern is dependent upon the continued financial support from its shareholders, the ability of Havana Furnishings to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Havana Furnishings’ ability to continue as a going concern

NOTE 4.               RELATED PARTY TRANSACTIONS

As of July 31, 2012, the President has advanced $11,990 to the Company. The amount is unsecured, non-interest bearing, and due on demand

HAVANA FURNISHINGS INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 5. - STOCKHOLDER’S EQUITY

In June and July 2012, the Company issued 2,200,000 common shares to various investors at $0.015 per share for proceeds of $33,000. The proceeds were not revieved as of July 31,2012.

On July 15, 2011, the Company issued 4,000,000 common shares to its president at $0.004 per share for proceeds of $15,000.

NOTE 6. - INCOME TAXES

Havana Furnishings, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the initial period ended July 31, 2011, Havana Furnishings incurred net losses and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $36,009 at July 31, 2012, and will expire in the year 2031.

At July 31, 2012, deferred tax assets consisted of the following:

Deferred tax assets	$12,603
Less: valuation allowance	(12,603)
Net deferred tax asset	$-

NOTE 7. - SUBSEQUENT EVENTS

On September 28, 2012, the Company retained Globex Transfer, LLC to apply for DTC eligibility on behalf of the Company in consideration of $13,000.

In August 2012, the Company received the proceeds of $33,000 from the sale of 2,200,000 common shares during the year ended July 31, 2012..

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of July 31, 2012, the Company's internal control over financial reporting were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended July 31, 2012 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or his successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

                The name, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Haisam Hamie	46	President, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors.

                The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

                Since our inception on July 15, 2011, Haisam Hamie has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors. From April 2005 to February 2009 Mr. Hamie was the manager of Habibi's restaurant which is a large restaurant located in the most popular bar and nightlife area of Panama City. He was responsible for the day to day operations of the business. In February, 2009, Mr. Hamie was part owner of Fenicia which was a brand new restaurant in Panama City, Panama. Not only was Mr. Hamie part owner, but he was also responsible for the design and furnishings of the restaurant during its construction and establishment. Mr. Hamie remained and managed the restaurant until April 2011, at which point he sold his share to his partner. From May 2011 until present day Mr. Hamie returned to Habibi's restaurant and continues to manage it.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Hamie has not been the subject of the following events:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

(i)

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or
(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any Federal or State securities or commodities law or regulation; or

(ii)

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Transactions with Related Persons, Promoters and Certain Control Persons

Mr. Hamie is deemed a “promoter” of our company, within the meaning of such term under the Securities Act of 1933, since he founded and organized our company. Mr. Hamie is our only “promoter.”   On May 6, 2010, we issued 4,000,000 shares of common stock as restricted securities to Hasime Hamie, our sole officer and director, in consideration of $0.004 per share or a total of $15,000.  Mr. Hamie has not received and is not entitled to receive any additional consideration for his services as our promoter.

Conflicts of Interest

The only conflict that we foresee are that our sole officer and director will devote time to projects that do not involve us.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 14.1 to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 99.2 to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as Exhibit 99.3 to this report.

Section 16(a) of the Securities Exchange Act of 1934

                We do not have a class of equity securities registered pursuant to section 12 of the Securities Exchange Act and therefore our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file reports of ownership and changes in ownership with the SEC or furnish us with copies of these reports.

ITEM 11.              EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending July 31, 2011 for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Haisam Hamie	2012	0	0	0	0	0	0	0	0
President	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

                We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

                The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

                There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address Beneficial Owner	Number of Shares Before the Offering	Percentage of Ownership Before the Offering	Number of Shares After Offering Assuming all of the Shares are Sold	Percentage of Ownership After the Offering Assuming all of the Shares are Sold
Director and Officer
Haisam Hamie[1] President, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and sole member of the board of directors.	4,000,000	100%	4,000,000	50.00%
All officers and directors as a group (1 persons)	4,000,000	100%	4,000,000	50.00%
5% Security Holder	4,000,000	100%	4,000,000	50.00%
Haisam Hamie Edificio Ultramar Plaza. Apt. #4A 47th Street Panama City, Panama	4,000,000	100%	4,000,000	50.00%

[1]           The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Hamie is the only "promoter" of our company.

Changes in Control

                As of the date of filing of this Report, the Company is unaware of any arrangement which may result in a change in control.

ITEM 13.              CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

                On July 15, 2011, we issued a total of 4,000,000 shares of restricted common stock to Haisam Hamie, our sole officer and director in consideration of $15,000. The funds were used to pay the expenses relating to our public offering.

           On April 19, 2012, the Company’s president, Haisam Hamie, advanced the Company an additional $3,980 for working capital. The amount is due on demand and has no terms of repayment, is unsecured, and bears no interest.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended July 31, 2012 and 2011 respectively, we were billed approximately $1,200 and $4,000 for professional services rendered for the audit and quarterly reviews of our financial statements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre- approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Exhibit No.	herewith

3.1	Articles of Incorporation.	S-1	09/06/11	3.1

3.2	Bylaws.	S-1	09/06/11	3.2

4.1	Specimen Stock Certificate.	S-1	09/06/11	4.1

14.1	Code of Ethics.	10-K		14.1	X

10.1	Consulting Agreement	S-1	09/06/11	10.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	09/06/11	99.1

99.2	Audit Committee Charter.	10-K		99.2	X

99.3	Disclosure Committee Charter.	10-K		99.3	X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Lable Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES

                Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in city of Panama, Panama, on this 29th day of October, 2012.

HAVANA FURNISHINGS INC.

BY:	/s/ HAISAM HAMIE
Haisam Hamie President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ HAISAM HAMIE	President, Principal Executive Officer,	October 29, 2012
Haisam Hamie	Principal Accounting Officer, Principal Financial
Officer, and Sole Member of the Board of Directors

EXHBIT INDEX

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Exhibit No.	herewith

3.1	Articles of Incorporation.	S-1	09/06/11	3.1

3.2	Bylaws.	S-1	09/06/11	3.2

4.1	Specimen Stock Certificate.	S-1	09/06/11	4.1

14.1	Code of Ethics.	10-K		14.1	X

10.1	Consulting Agreement	S-1	09/06/11	10.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	09/06/11	99.1

99.2	Audit Committee Charter.	10-K		99.2	X

99.3	Disclosure Committee Charter.	10-K		99.3	X

101.INS	XBRL Instance Document	10-K			X

101.SCH	XBRL Taxonomy Extension Schema Document	10-K			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K			X

101.LAB	XBRL Taxonomy Extension Lable Linkbase Document	10-K			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K			X