Form 10-Q
period 2012-10-31
Havana Furnishings Inc.
filed 2012-12-14
CIK 1527613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012

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
Yes [   ]  No [  X  ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [ X  ]   NO [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 6,200,000 shares of common stock issued and outstanding as of December 4, 2012.

HAVANA FURNISHINGS INC.

QUARTERLY REPORT ON FORM 10-Q

October 31, 2012

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

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

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

HAVANA FURNISHINGS INC.
(A DEVELOPMENT STAGE COMPANY)

October 31, 2012

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended October 31, 2012 are not necessarily indicative of results that may be expected for the year ending July 31, 2013.

HAVANA FURNISHINGS INC. (A Development Stage Company) BALANCE SHEETS (Unaudited)

	October 31, 2012	July 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,191	$105
Subscription receivable	-	33,000
TOTAL CURRENT ASSETS	3,191	33,105

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$9,124
Related party loans	12,015	11,990

TOTAL CURRENT LIABILITIES	$12,015	$21,114

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,200,000 issued and outstanding as of October 31, 2012 and July 31, 2012, respectively	62	62
Additional paid-in capital	47,938	47,938
Deficit accumulated during development stage	(56,824)	(36,009)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(8,824)	11,991

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,191	$33,105

See accompanying notes to unaudited financial statements.

HAVANA FURNISHINGS INC. (A Development Stage Company) STATEMENTS OF EXPENSES (Unaudited)
	Three Months Ended October 31,		From July 15, 2011 (Inception) to October 31,
	2012	2011	2012
EXPENSES
Consulting fees	$5,420	$4,329	$27,248
General and administrative	1,828	852	3,119
Legal and accounting fees	567	-	13,457
Investor relations	13,000	-	13,000

Total expenses	20,815	5,181	56,824

NET LOSS	$(20,815)	$(5,181)	$(56,824)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	6,200,000	4,000,000

See accompanying notes to unaudited financial statements.

HAVANA FURNISHINGS INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	From July 31, 2011 (Inception) to October 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(20,815)	(5,181)	(56,824)

Changes in operating assets and liabilities:
Accounts payable	(9,124)	(1,000)	-
Net cash used in operating activities	(29,939)	(6,181)	(56,824)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of stock	33,000	-	48,000
Advances from related party	25	5,035	12,015
Net cash provided by financing activities	33,025	5,035	60,015

Net change in cash	3,086	(1,146)	3,191

Cash, beginning of period	105	8,080	-

Cash, end of period	$3,191	6,934	3,191

SUPPLEMENTAL CASHFLOW DISCLOSURES

Interest paid	$–	$–	$-
Income taxes paid	$–	$–	$-

See accompanying notes to unaudited financial statements.

HAVANA FURNISHINGS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Havana Furnishings Inc. (“Havana Furnishings” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commissions, and should be read in conjunction with the audited financial statements and notes thereto contained in Havana Furnishings’ Registration Statement filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures required in Havana Furnishings’ fiscal 2012 financial statements have been omitted.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Havana Furnishings will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Havana Furnishings be unable to continue as a going concern. As of October 31, 2012, Havana Furnishings has not generated revenues and has accumulated losses of $56,824 since inception. The continuation of Havana Furnishings as a going concern is dependent upon the continued financial support from its shareholders, the ability of Havana Furnishings to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Havana Furnishings’ ability to continue as a going concern.

NOTE 3. RELATED PARTY PAYABLE

As of October 31, 2012, the President has advanced funds of $12,015 to the Company. The amount is unsecured, non-interest bearing, and due on demand.

NOTE 4. SUBSEQUENT EVENTS

In December 2012, the President advanced funds of $10,000 to the Company. The amount is unsecured, non-interest bearing, and due on demand.

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

Plan of Operation

 We intend to accomplish the foregoing by the following milestones:

1.

We are curently in the process of  locating a website designer to fully develop and launch our website . The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As we locate customers and as our customer database expands, we will have to be continually upgrading the website. This promotion will be ongoing through the life of our operations.

2.

As soon as our website is fully operational, we intend to promote our products to restaurants and bars in Panama City  only initially. We will aggressively court contacts provided by our president, Haisam Hamie. We believe that it will cost a minimum of $2,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations.

3.	Within 120-180 days from the initial launch of our marketing program, we believe that we will begin generating income from the sale of our products.

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

            On July 15, 2011, we executed a consulting agreement whereby we agreed to pay Executive Consulting Services, (ECS) Group $1,000 per month for the next year.  ECS provides administrative, compliance, accounting, and SEC reporting support for the operations of the Company. Administrative duties include maintaining compliance with regulatory agencies such as Nevada Secretary of State and the Securities and Exchange Commission, maintaining the Corporate Minute Book. ECS is also the Company's bookkeeper and assists to prepare the Company’s financial statements and reports on Form 10-Q, 10-K and 8-K, and provides EDGAR/IDEA filing service to the Company. Additionally, ECS acts as liaison between the Company's president and auditor, legal counsel, transfer agent, registered agent and the SEC.

Results of operations

For the Three Month Period Ended October 31, 2012 and October 31, 2011

Revenues

From  our inception  on July 15, 2011 through October 31, 2012, we did not earn any revenues and incurred a net loss of $56,824.

Expenses

During the three months ended October 31, 2012 we incurred total operating expenses of $20,815 which included $5,420 in consulting fees, $567 in legal and accounting fees, $1,828 in other general and administrative fees and $13,000 in investor relations expenses. Comparatively, during the same period in 2011, we incurred total expenses of $5,181 which included $4,329 in consulting fees,  and $852 in legal and accounting fees. The significant increase was mainly due to hiring additional professionals to provide us with investment relations support and consulting services.

For the period from our inception on July 15, 2011 through October 31, 2012, we have incurred total operating expenses of $56,824 which included $27,248 in consulting fees, $13,457 in legal and accounting fees, $3,119 in other general and administrative fees, and $13,000 for investor relation expenses.

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

            In August 2012, we received the proceeds of $33,000 from the sale of 2,200,000  shares of common stock during the year ended July 31, 2012 in the offering pursuant to the Company’s registration statement on Form S-1 that went effective on May 24, 2012.

            As of October 31, 2012, our total assets were $3,191 consisting entirely of cash and our total liabilities were $12,015 comprised entirely of related party payables.

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

Critical Accounting Policies, Estimates and Assumptions

Management’s discussion and analysis of financial condition and results of operations is based on the accounting policies used and disclosed in the 2012 financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of the Company’s annual report on Form 10-K for the year ended July 31, 2012 (the “2012 Form 10-K”). The preparation of those audited financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the annual financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates.

The significant accounting policies of the Company are described in Note 2 to the annual financial statements contained in the 2012 Form 10-K. Information concerning the Company’s implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to the audited financial statements contained in the 2012 Form 10-K. The Company did not adopt any accounting policy in the first quarter of 2013 that had a material impact on its audited financial statements.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of December, 2012.

HAVANA FURNISHINGS INC.

/s/HAISAM HAMIE
Haisam Hamie, President (Duly Authorized Officer, Principal Executive Officer, and Principal Financial and Accounting Officer)

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