Form 10-Q
period 2013-01-31
Havana Furnishings Inc.
filed 2013-03-08
CIK 1527613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013

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
Yes [   ]  No [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,200,000 shares of common stock,  par value $0.00001 per share,  issued and outstanding as of March 4, 2013.

HAVANA FURNISHINGS INC.

QUARTERLY REPORT ON FORM 10-Q

January 31, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

HAVANA FURNISHINGS INC.
(A DEVELOPMENT STAGE COMPANY)

January 31, 2013

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended January 31, 2013 are not necessarily indicative of results that may be expected for the year ending July 31, 2013.

HAVANA FURNISHINGS INC. (A Development Stage Company) BALANCE SHEETS (Unaudited)
	January 31, 2013	July 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,757	$105
Subscription receivable	-	33,000
TOTAL CURRENT ASSETS	2,757	33,105

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,700	$9,124
Related party loans	22,015	11,990

TOTAL CURRENT LIABILITIES	$24,715	$21,114

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,200,000 issued and outstanding as of January 31, 2013 and July 31, 2012, respectively	62	62
Additional paid-in capital	47,938	47,938
Deficit accumulated during development stage	(69,958)	(36,009)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(21,958)	11,991

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,757	$33,105

See accompanying notes to unaudited financial statements.

HAVANA FURNISHINGS INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended January 31,		January 31, Six Months Ended		July31,2011 (Inception) From to January 31,
	2013	2012	2013	2012	2013
EXPENSES
Consulting fees	$4,500	3,875	$9,920	$6,875	$31,748
General and administrative	234	17	2,062	2,198	3,353
Investor relations	-	-	13,000	-	13,000
Legal and accounting fees	8,400	1,870	8,967	1,870	21,857

Total expenses	13,134	5,762	33,949	10,943	69,958

Net Loss	$(13,134)	(5,762)	$(33,949)	$(10,943)	$(69,958)

Basic and diluted loss per common share	$(0.00)	(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	6,200,000	4,000,000	6,200,000	4,000,000

See accompanying notes to unaudited financial statements.

HAVANA FURNISHINGS INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	From July 31, 2011 (Inception) to January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(33,949)	$(10,943)	$(69,958)

Changes in operating assets and liabilities:
Accounts payable	(6,424)	(130)	2,700
Net cash used in operating activities	$(40,373)	$(11,073)	$(67,258)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of stock	33,000	-	48,000
Advances from related party	10,025	5,010	22,015
Net cash provided by financing activities	$43,025	$5,010	$70,015

Net change in cash	2,652	(6,063)	2,757

Cash, beginning of period	105	8,000	-

Cash, end of period	$2,757	1,937	2,757

SUPPLEMENTAL CASHFLOW DISCLOSURES

Interest paid	$–	$–	$-
Income taxes paid	$–	$–	$-

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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Havana Furnishings will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Havana Furnishings be unable to continue as a going concern. As of January 31, 2013, Havana Furnishings has not generated revenues and has accumulated losses of $69,958 since inception. The continuation of Havana Furnishings as a going concern is dependent upon the continued financial support from its shareholders, the ability of Havana Furnishings to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Havana Furnishings’ ability to continue as a going concern.

NOTE 3. RELATED PARTY PAYABLE

As of January 31, 2013, the President has advanced funds of $22,015 to the Company. The amount is unsecured, non-interest bearing, and due on demand.

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

            Although we raised $33,000 from our  prior offering, we cannot guarantee that once we begin operations we will stay in business after twelve months.  If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from our offering and will need to obtain additional funding through the sale of equity or issuance of debt, in order for us to maintain our operations.   At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Plan of Operation

 We intend to accomplish the foregoing by the following milestones:

1.

We are currently in the process of locating a website designer to fully develop and launch our website. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As we locate customers and as our customer database expands, we will have to be continually upgrading the website. This promotion will be ongoing through the life of our operations.

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

The above mentioned milestones and timelines will be dependent upon the availability of our sole officer and director.  Haisam Hamie is entirely responsible for our day-today operations. Establishing an office will take time as Mr. Hamie will need to locate an appropriate facility; additionally, he will have to make arrangements for telephone and other communication lines to be established, and offices supplies will need to be procured. Once the office is fully operational, Mr. Hamie can then turn his attention to retaining a web developer.

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

Results of operations

For the Six Month Period Ended January 31, 2013 and January 31, 2012

Revenues

From our inception on July 15, 2011 through January 31, 2013, we did not earn any revenues and incurred a net loss of $69,958.

Expenses

During the six months ended January 31, 2013 we incurred total operating expenses of $33,949 which included $9,920 in consulting fees, $8,967 in legal and accounting fees, $2,062 in other general and administrative fees and $13,000 in investor relations expenses. Comparatively, during the same period in 2012, we incurred total expenses of $10,943 which included $6,875 in consulting fees, $1,870 in legal and accounting fees and $2,198 in other general and administrative fees. The significant increase was mainly due to hiring additional professionals to provide us with investment relations support and consulting services.

For the period from our inception on July 15, 2011 through January 31, 2013, we have incurred total operating expenses of $69,958 which included $31,748 in consulting fees, $21,857 in legal and accounting fees, $3,353 in other general and administrative fees, and $13,000 for investor relation expenses.

Liquidity and capital resources

            As of January 31, 2013, our total assets were $2,757 consisting entirely of cash and our total liabilities were $24,715 comprised of related party payables and accounts payable.

             We believe that we will need an additional $35,000 per year after our initial 12 month period to maintain minimal operations. While this amount will be enough to support basic operations and compliance with regulatory agencies, it will not be enough to promote growth.  If we are not able to generate revenue and operating profitably during that time, we will need to obtain additional funding through the sale of equity or issuance of debt in order for us to maintain our operations long term.   At the present time, we have not made any arrangements to raise additional cash, other than through this offering.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

On July 15, 2011 we issued 4,000,000 shares of common stock to our sole officer and director for $15,000 pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  This was accounted for as a sale of common stock.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECUITIES.

None.

ITEM 4.         MINE SAFETY DISCLOSURES.

            Not Applicable.

ITEM 5.         OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

(a)  Exhibits

Exhibit No.	Document Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

101**	Interactive Data Files
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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of March, 2013.

HAVANA FURNISHINGS INC.

/s/ HAISAM HAMIE
Haisam Hamie, President (Duly Authorized Officer, Principal Executive Officer, and Principal
Financial and Accounting Officer)

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files
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