Form 10-Q
period 2013-06-30
NuZee, Inc.
filed 2013-08-14
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File No. 333-176684

NUZEE, INC.
(exact name of registrant as specified in its charter)

Nevada	38-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16955 Via Del Campo, Suite 260 San Diego, CA 92127
(Address of principal executive offices) (zip code)

(858) 549-6893 or toll free (855) 936-8933
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Titles of each class	Name of each exchange on which registered
None	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                        Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                    Yes ☐   No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                                                                                                                       Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 14, 2013, NuZee, Inc. had 40,997,790 shares of common stock outstanding.

Table of Contents

PART I.

Item 1.       Financial Statements.

(a)       Balance Sheets as at June 30, 2013 and September 30, 2012 (Unaudited).

(b)      Statement of Operations for the three months ended June 30, 2012 and 2013, for the nine months ended June 30, 2013 and for the cumulative period from inception (November 9, 2011) through June 30, 2012 and June 30, 2013 (Unaudited).

(c)       Statement of Cash Flows for the nine  months ended June 30, 2013 and for the cumulative period from inception (November 9, 2011) through June 30, 2012 and June 30, 2013 (Unaudited).

(d)      Notes to Consolidated Financial Statements (Unaudited).

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Item 4.       Controls and Procedures

PART II.

Item 1.       Legal Proceedings

Item 1A.    Risk Factors

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.       Defaults Upon Senior Securities

Item 4.       Mine Safety Disclosures

Item 5.       Other Information

Item 6.       Exhibits

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of NuZee, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business.  Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results.  These statements are not guarantees of future performance, and undue reliance should not be placed on these statements.  It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Form 8-K filed on August 12, 2013 entitled “Risk Factors.”

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

Item 1.  Financial Statements.

NuZee, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2013	September 30, 2012

ASSETS
Current Assets
Cash	$74,910	$165,484
Accounts receivable	21,447	-
Related party receivable	139,661	-
Inventories	65,345	73,241
Prepaid expenses and deposits	26,361	14,938
Total current assets	327,724	253,663

Equipment, net	2,196	2,475
Intellectual property	-	42,818

Total Assets	$329,920	$298,956

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$58,148	$79,886
Due to Shareholders	50,000	149,710
Other current liabilities	12,000	7,011
Total current liabilities	120,148	236,607

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized, $0.00001 par value; 38,159,998 and 30,400,000 shares issued and outstanding as of June 30, 2013 and September 30, 2012, respectively	382	304
Additional paid-in capital	1,237,025	347,103
Accumulated deficit	(1,027,635)	(285,058)
Total stockholders' equity	209,772	62,349

Total Liabilities and Stockholders' Equity	$329,920	$298,956

The accompanying notes are an integral part of these unaudited financial statements.

NuZee, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months	For the period from November 9, 2011 (Inception)	For the period from November 9, 2011 (Inception)
	2013	2012	Ended June 30, 2013	to June 30, 2012	to June 30, 2013

Revenues	$ 48,208	$ -	$ 105,419	$ -	$ 105,419
Cost of revenues	44,901	2,092	77,964	2,930	167,515
Gross profit (loss)	3,307	(2,092)	27,455	(2,930)	(62,096)
Operating expenses	299,684	44,039	727,022	53,418	922,529
Loss from operations	(296,377)	(46,131)	(699,567)	(56,348)	(984,625)

Other (expense)	(800)	-	(43,010)	-	(43,010)

Net loss	$ (297,177)	$ (46,131)	$ (742,577)	$ (56,348)	$ (1,027,635)

Basic and diluted loss per common share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

Basic and diluted weighted average number of common shares outstanding	36,281,464	30,400,000	33,825,689	30,400,000

The accompanying notes are an integral part of these unaudited financial statements.

NuZee, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from November 9, 2011 (Inception) to June 30, 2013
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, November 9, 2011	-	$ -	$ -	$ -	$ -

Common Stock issued for cash	27,360,000	274	304,315		304,589
Common Stock issued for intellectual property	3,040,000	30	42,788		42,818
Net Loss	-	-	-	(285,058)	(285,058)

Balance, September 30, 2012	30,400,000	$ 304	$ 347,103	$ (285,058)	$ 62,349

Common Stock issued for debt	1,255,083	13	150,597		150,610
Common Stock issued for cash	2,078,250	21	249,369		249,390
Reverse merger adjustment	2,200,000	22	(22)		-
Common Stock issued for debt	2,226,665	22	489,978		490,000

Net Loss	-	-	-	(742,577)	(742,577)

Balance June 30, 2013 (unaudited)	38,159,998	$ 382	$ 1,237,025	$ (1,027,635)	$ 209,772

The accompanying notes are an integral part of these unaudited financial statements.

NuZee, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
		For the period from	For the period from
	Nine Months Ended	November 9, 2011 (Inception)	November 9, 2011 (Inception)
	June 30, 2013	to June 30, 2012	to June 30, 2013
Operating Activities:
Net loss	$ (742,577)	$ (56,348)	$ (1,027,635)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	279	31	403
Provision for obsolete inventory	-	-	80,422
Impairment of Intellectual Property	42,818	-	42,818
Changes in operating assets and liabilities:
Accounts receivable	(21,447)	-	(21,447)
Inventories	7,896	(5,490)	(145,768)
Prepaid expenses and deposits	(11,423)	(5,129)	(26,360)
Related party receivables	(139,661)	-	(139,661)
Accounts payable	(21,738)	541	58,148
Other current liabilities	5,889	-	12,900

Net cash used by operating activities	(879,964)	(66,395)	(1,166,180)

Investing Activities:
Purchase of equipment	-	(2,599)	(2,599)
Net cash used by investing activities	-	(2,599)	(2,599)

Financing Activities:
Advances from stockholders	540,000	266,025	689,710
Proceeds from issuance of common stock	249,390	-	553,979
Net cash provided by financing activities	789,390	266,025	1,243,689

Net change in cash	(90,574)	197,031	74,910
Cash, beginning of period	165,484	-	-
Cash, end of period	$ 74,910	$ 197,031	$ 74,910

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non Cash Investing and Financing Activities:
Common Stock issued for settlement of advance from stockholder	$ 640,610	$ -	$ 640,610
Common Stock issued in exchange for acquisition of intellectual property	$ -	$ -	$ 42,818

The accompanying notes are an integral part of these unaudited financial statements.

NuZee, Inc.

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

1. ORGANIZATION

NuZee, Inc. (the “Company”) was incorporated on November 9, 2011 in Nevada.   The Company is a start-up organization which markets and distributes consumer products primarily in the beverage segment.  Additionally, while the Company primarily intends to purchase its proprietary products and resell, the Company may also engage in contract manufacturing where the Company purchases raw materials and retains a contract converter to process the raw materials into finished products for resale. The Company is affiliated with international businesses that distribute the same products in Asia.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include all the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the financial statements have been included.

The results of operations reported for interim periods are not necessarily indicative of the results for the entire year or any subsequent interim period. The unaudited consolidated financial statements should be read in conjunction with the historical audited consolidated financial statements and footnotes of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report for the year ended September 30, 2012 as filed with the Securities and Exchange Commission on Form 8-K.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company is classified as a development stage enterprise under GAAP and has not generated significant revenues from its principal operations as of June 30, 2013.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses. In addition, the Company generated negative cash flow from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

If necessary, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development.

The financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Revenue Recognition

The Company recognizes revenue only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the products are delivered and collectability of the resulting receivable is reasonably assured.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the weighted average cost method or net realizable value.   The Company review inventory levels at least annually and records a valuation allowance when appropriate.

3. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2012, the Company made a deposit of $139,661 towards the purchase of skin care products, for resale, from an entity controlled by the Company’s majority shareholder. Subsequent to this commitment, the Company decided to discontinue the sale of skin care products, and cancelled the purchase order. The Company has requested a return of the deposit from the supplier, and this amount is reflected as a related party receivable. As of August 12, 2013, this amount has not yet been received.

During the nine months ended June 30, 2013, the Company received $540,000 in short term advances from related parties, including the Company’s majority shareholder. The advances bear no interest and are due on demand.

4. REVERSE MERGER

During April, the Company consummated a share exchange with NuZee, Co., Ltd. In which the Company issued 33,733,333 common shares in exchange for 100% of the outstanding shares of NuZee, Co., Ltd.  Also as part of this transaction, the Company changed its name from Havana Furnishings Inc. to NuZee, Inc.

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of Havana Furnishings Inc., with NuZee, Co., Ltd. is considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 33,733,333 shares issued to the shareholder of NuZee, Co., Ltd. and its designees in conjunction with the share exchange transaction have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

5. INTELLECTUAL PROPERTY

On September 17, 2012 the Company issued 3,040,000 shares at the estimated fair market value of $.014085 per share in exchange for an assignment of certain intellectual property rights to one of the Company’s principal product offerings. These shares were valued at $42,818. The Company in June 2013 determined that it would not move forward with the products associated with the intellectual property and has subsequently written the amounts off to reflect the impairment of the asset previously acquired

6. COMMON STOCK

On September 7, 2012, the Company issued 4,560,000 shares in total to three subscribers for cash at $.0001 per share for total proceeds of $456.

Also, on September 7, 2012 the Company issued 1,216,000 shares to a subscriber for cash at $.0001 per share for total proceeds of $122.

Also, on September 17, 2012 the Company issued 21,584,000 shares to a subscriber for cash at $.014085 per share for total proceeds of $304,011.

During December 2012, the Company issued 3,333,333 shares to its majority shareholder for $249,390 in cash and $150,610 to repay an amount due to the shareholder. The shares were issued at the estimated fair market value of $.12 per share for a total of $400,000.

During May 2013, the Company issued 2,226,665 shares in settlement of $490,000 of amounts due to shareholders for advances made to the Company.

7. SUBSEQUENT EVENTS

During July 2013, the Company issued 2,837,792 shares at $0.48 per share, for total proceeds of $1,362,140.

On August 1, 2013 the company granted 3,471,665 options to employees and board members and 1,000,000 warrants to consultants.  The right to exercise these Options shall vest and become exercisable as to 25% of the Shares on the first anniversary of the Vesting Commencement Date, and commencing with the calendar month immediately thereafter, this Option shall vest and become exercisable as to one thirty-sixth (1/36th) of the Shares on the last day of each successive calendar month for each full month of Continuous Service provided by the Optionee.  The exercise price per share is at the Fair Market Value per share on the Grant Date. The Option will expire ten (10) years from the Grant Date, unless terminated earlier as provided in the Option Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a development stage company and have and have generated only nominal revenues from our business operations.  There is no historical financial information about us upon which to base an evaluation of our performance.   We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and raw materials.

Our auditors have issued a going concern opinion.  We have generated only nominal revenues and only little revenues are anticipated until we complete the development of our products and distribution networks.   We have raised enough cash through the sale of our equities to support our operations for the next twelve months.  If we are unsuccessful in implementing our business plan, we cannot guarantee that we can continue as an on-going business after that.

Plan of Operations

Short Term Goals (12 Months)

Over the next 12 months, the Company’s growth plans include continuing efforts to:

•         Build a network for our products by signing the top 3-5 distributors serving our retail segments;

•         Increase points of retail product availability to number in the thousands of locations;

•         Establish the NuZee brand as a leader in natural and organic Performance, Protective and Pristine products and supplements.

We also plan to hire seasoned sales and marketing professionals with working knowledge of the US channels that we wish to distribute and market our product within.  We have already started developing working relationships with key global and national brands in the beverage industry who would are interested in partnering on both a product and distribution level.  While these discussions are preliminary they provide alternate methods to launch products in the US.

In order to build distribution the Company is first determining the total distribution launch cost among the potential channels as each has their own upfront and recurring cost structure.  Under investigation are the following company directed channels:

•         Mass/Drug

•         Grocery

•         Convenience

•         Sports/Specialty

•         Military

•         e-commerce

•         Club/Other

•         Discount/Liquidation

Each of the above is compared using a host of costing parameters not limited to the following: product slotting fees, overall margin requirements, market development fees, return/warranty allowances, broadcast advertising and promotional marketing plans, in-store and channel detailing, product sampling and customer demoing as well as transportation and logistics cost, cross dock fees, shelf-life expiration swaps, and initial and recurring inventory loading levels.

In conjunction with the above channel assessment, the Company is also exploring custom and private labeling whereby the company licenses the product formulation, trademarks, and other assets in two ways:

1.       Retail Chains – for example manufacturer on behalf of Wal-Mart for product extensions of their Great Value and Equate private brands.

2.       Product Brands – for example license to Maxwell House the Coffee Blender product as a new product line served through their existing and established distribution.

The Company plans going forward include the following milestones:

Milestone	Timing	Est. Cost/Funding Source
1. Finalize Products & Pricing	April – June	$25,000 Previous Sale of Equities
2. Hire Key Staff	May – July	$15,000/Mth Recurring Previous Sale of Equities
3. Launch Market and Promotion Plan	June – Ongoing	$250,000-$500,000 Annually Previous Sale of Equities + Product Contribution
4. Explore OEM/Private Label Opportunities	June – Ongoing	n/a
5. OEM Private Launch	TBD	TBD

If we are unable to receive funding our plans will be dramatically and negatively impacted such that we will prioritize go to market strategies based on reduced operations and available capital.

Long Term Goals (Five Years)

The Company believes that there will be significant expansion opportunities in existing markets through new products as well as in new regions outside of the United States in a combination of market development and product licensing.

The Company believes that our limited resources may pose a challenge to our expansion goals and therefore anticipates that it may require additional capital in future years to fund expansion. There can be no assurance that our expansion strategy will be accretive to our earnings within a reasonable period of time. However, the Company believes that it can improve its operational efficiencies and reduce the need for new capital by carefully managing the business based on the following economic fundamentals within accretive margin and cost contribution modeling.

Results of Operations

Revenues

From our inception on November 9, 2011 through June 30, 2013, we earned gross revenues of $105,419 and incurred total operating expenses of $922,529, giving us a net loss since inception of $1,027,635.

Expenses

During the three and nine months ended June 30, 2013 we incurred total operating expenses of $299,684 and $727,022 respectively. Comparatively, during the three months ended June 30, 2012 and the period from November 9, 2011 (inception) through June 30, 2012, we incurred total operating expenses of $44,039 and $53,418, respectively.  The increase in operating expenses is attributed to new staff and management salaries, professional services, product development as well as legal and accounting fees related to the merger and to becoming a reporting company.

Going Concern

NuZee is a development stage company and currently has no operations.  Our independent auditor has issued an audit opinion for NuZee which includes a statement raising substantial doubt as to our ability to continue as a going concern for the year ended September 30, 2012.

Liquidity and Capital Resources

Our cash balance at June 30, 2013 was $74,910 with $120,148 in outstanding (accrued) current liabilities.  Total expenditures over the next 12 months are expected to be approximately $850,000.  Our current cash balance is as of June 30, 2013 is not sufficient to fund our operations for the next twelve months.  Therefore, the Company has engaged in additional financing to through the sale of equity securities.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item for Form 10-Q.

Item 4.  Controls and Procedures

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no changes in internal controls over financial reporting during the Company’s last fiscal quarter, and no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.  The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no changes to our risk factors from those disclosed in our Form 8-K/A2 filed on August 12, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2013, pursuant to the Share Exchange Agreement between the Company (fka Havana Furnishings, Inc.) and NuZee Co., Ltd., we issued 33,733,333 shares of restricted common stock to the existing shareholders of NuZee Co., Ltd.  The shares of common stock referenced herein were issued in reliance upon an exemption from registration afforded under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder, or Regulation S for offers and sales of securities outside the United States.  The Share Exchange Agreement is an exempt transaction pursuant to Section 4(2) of the Securities Act as the share exchange was a private transaction by the Company and did not involve any public offering.  Additionally, we relied upon the exemption afforded by Rule 506 of Regulation D of the Securities Act which is a safe harbor for the private offering exemption of Section 4(2) of the Securities Act whereby an issuer may sell its securities to an unlimited number of accredited investors, as that term is defined in Rule 501 of Regulation D.  Further, we relied upon the safe harbor provision of Rule 903 of Regulation S of the Securities Act which permits offers or sales of securities by the Company outside of the United States that are not made to “U.S. persons” or for the account or benefit of a “U.S. person”, as that term is defined in Rule 902 of Regulation S.

On May 28, 2013,  we completed a closing of a private offering of shares of the Company’s common stock, par value $0.00001 per share, at a price of $0.22 per share, for an aggregate purchase price of $490,000.  Upon the closing, the Company issued 2,226,665 shares of its common stock to pursuant to the offering.  We issued the securities to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended ) in an offshore transactions in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On July 12, 2013,  we completed a closing of a private offering of shares of the Company’s common stock, par value $0.00001 per share, at a price of $0.48 per share, for an aggregate purchase price of $1,357,340.  Upon the closing, the Company issued 2,837,792 shares of its common stock to pursuant to the offering.  We issued the securities to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended ) in an offshore transactions in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 14, 2013	NUZEE, INC.

		By:	/s/ Craig Hagopian
Craig Hagopian, President, Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2013	.

		By:	/s/ Satoru Yukie
Satoru Yukie, Secretary, Treasurer, COO, Chief Financial Officer (Principal Financial Officer)