Form 10-K
period 2013-09-30
NuZee, Inc.
filed 2014-01-14
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     September 30, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No. 333-176684

NUZEE, INC.
(exact name of registrant as specified in its charter)

NEVADA	33-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16955 Via Del Campo, Suite 260 San Diego, CA 92127
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code -- (858) 549-6893 or toll-free 855-936-8933

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)

of the Act.                                                                                                                       Yes ☒   No ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period  that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of

Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                       Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes ☐   No ☒

As of January 14, 2014 Nuzee, Inc. had 28,991,690 shares of common stock outstanding.

TABLE OF CONTENTS

PART I

 ITEM 1.         BUSINESS.

ITEM 1A.       RISK FACTORS.

ITEM 2.          PROPERTIES.

ITEM 3.          LEGAL PROCEEDINGS.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                        STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                        SECURITIES.

ITEM 6.          SELECTED FINANCIAL DATA.

ITEM 7.          MANAGEMENT'S DISCUSSION OAND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

                        RISK.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9.          CHANGES IN AND DIAGREEMENTS WITH ACCOUNTANTS ON

                        ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9A(I).  CONTROLS AND PROCEDURES

ITEM 9B.        OTHER INFORMATION

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

ITEM 11.        EXECUTIVE COMPENSATION.

ITEM 12.        SECURITY OWERSHIIP OF CERTAIN BENEFICIAL OWNERS AND

                        MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR

                        INDEPENDENCE.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SIGNATURES

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This document contains forward-looking statements which reflect the views of Nuzee, Inc. (formerly, Havana Furnishings, Inc.) (hereinafter "Nuzee" or the "Company") and with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our Company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as "estimate," "expects", "project," "predict,"

"believe," "expect," "anticipate," "target," "plan," "intend," "seek," "goal," "will," "should," "may," "targets" or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services, and prices.

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in the section below entitled "Risk Factors" and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “Nuzee” and the “Company” mean Nuzee, Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

PART I

 ITEM 1.         BUSINESS.

Overview

Nuzee Inc. is the operating company that manages a portfolio of branded consumer packaged goods.  The Company was incorporated in July 2011 as Havana Furnishings, Inc. (“Havana”) under the laws of the State of Nevada.  From the date of Incorporation through April 2013, the Company was a development stage company engaged in the business of selling public restaurant and bar furnishings and accessories from Asia to retailer customers at wholesale prices on the internet.  In April 2013, the Company's sole officer decided that it was not economically feasible to continue with the Company’s business plan and  began to seek other companies for potential merger.

On April 19, 2013, the Company completed a merger with Nuzee Co., Ltd. a California corporation (“Nuzee-CA”) wherein Nuzee Co., Ltd. became a wholly owned subsidiary of Havana.  Pursuant to the Share Exchange Agreement, each of the 33,733,333 outstanding shares of Nuzee-CA common stock was converted into one share of the Company’s common stock.   In addition, upon the closing of the Merger, the Company amended its Articles of Incorporation to change its name from Havana Furnishings, Inc. to Nuzee, Inc.  Nuzee-CA was established in 2011 as an importer and distributor of natural spring water and skincare products as well as energy drinks.

Our global corporate headquarters is located in San Diego, California. When we refer to our company and its business in this report, we are referring to the business and activities of our consolidated operations.

To date, we mainly distributed natural and organic products produced by 3rd parties.  These legacy product lines which included New Zealand bottled spring water, natural and organic skincare from New Zealand as well as the TorqueTM energy drinks are being phased out and/or discontinued as the Company believes its best near and long term success is to focus resources on our own product line of functional beverages which will enable the Company to control, develop, manufacture and promote its brands from the United States.

During the 2013 fiscal year we began researching and investigating the viability of a new product platform for functional beverages. We plan to start producing our first family of functional beverages in early 2014.  These products are considered healthy alternatives, with all natural ingredients and provide an added wellness benefit when compared to the traditional non-fortified version of the same beverage.

As a result, Nuzee mission is to be a good-for-you company focused on building beverage brands that offer functional and nutritional benefits.

Our operational approach has and will remain to develop and manufacture our products under strict guidelines for good manufacturing and food safety practices before releasing our products to the market.  We own our formulas and work with experts in beverage, nutrition and flavoring sciences to ensure our products not only taste delicious but are also good-for-you using quality and natural ingredients with proven clinical research to support the functional efficacy. We are using multiple manufacturing partners, known in the industry as co-packers, to scale our manufacturing capabilities.

We sell our products directly to consumers through our website portal (in final development) as well as through soon to be announced affiliate online stores and retailers.

Market Opportunity

As an emerging company in the functional beverage sector we are participating in large growing market with historical sales of more than $16 billion with anticipated growth of 3% per year through 2015 according to research by Datamonitor.  Nuzee’s products fall within the nutraceutical drink portion of the functional beverage market which accounts for approximately 6% or $1 billion in the United States annually.

Principal Products

After careful study and research the company determined its first functional beverage will be a line of single-serve gourmet coffees.  Our decision was based on numerous factors including the market for coffee and its continued growth, the ability to serve a cup of coffee quickly and conveniently as well as the ability for precise dosage of our active ingredients in pre-portioned packs.  Our knowhow is tied to our formula, process and use of natural flavoring to mask the undesired off-notes produced by the added functional ingredient(s) such that the original beverage is preserved and there are no deficiencies in the taste and aroma profile.

Coffee Blenders

Coffee BlendersTM	Product Branding and Packaging
www.coffeeblenders.com Escape for Stress Reduction Lean for Weight Loss Focus for Cognitive Performance

The company will make Coffee BlendersTM available in the first quarter of 2014. We believe Coffee Blenders to be the first line of gourmet specialty grade coffee offered in convenient K-Cups® using only natural ingredients with clinically supported branded nutraceuticals.

Each Coffee Blenders K-cup® will include a total of 11 grams of coffee plus natural ingredients and come in retail packaging of 15 K-Cup packs per box.

The coffee packs are compatible with Keurig K-Cup brewers and systems. Keurig is owned by Green Mountain Coffee Rosters (NASDAQ: GMCR).  A key consideration in launching Coffee Blenders in K-Cup formats was due to the patent protection surrounding the K-Cups expiring in late 2012.  This enables 3rd party companies to produce K-Cup compatible packs for an existing installed base of brewers totaling more than 16 million units according to GMCR company filings and reports.

With the majority of Keurig machines installed in the United States the Company is researching the viability of stick packs for international markets where Keurig brewers are not as popular or available. Additionally, the Company plans to explore other single-serve brewer platforms as well as distribution partnership opportunities as coffee consumption varies around the globe.

We plan to initially launch three functional varieties called Lean (for weight loss), Focus (for cognitive performance) and Escape (for stress reduction). The current family of products all utilize GRAS (Generally Recognized As Safe) ingredients that are also supported by clinical studies using the exact strengthen and dosage recommended by our ingredient partner’s claims and research. Based on market feedback we anticipate introducing another set of functions in the second half of 2014. The Company is in the preliminary product development stages in determining the expansion of new functions and ingredients.

Our Strategy

Our objective is to be a profitable, leading provider of functional beverages. Elements of our business strategy for 2014 include:

  Secure additional working capital to support growth and development of Nuzee sales and support operations
  Build product and brand awareness through marketing and communication programs
  Build an enthusiast and loyal base of consumers for Coffee Blenders
  Expand family of functional coffees to include new functions and flavors
  Expand distribution across retail, online and affiliate channels
  Contract with multiple manufacturing partners to scale production as required
  Build portfolio of formulas for functional beverages
  Explore new beverage platforms beyond coffee

Customers

Our customers are divided into two groups: direct consumers and distribution partners.

Direct Consumers -- we believe that the existing K-cup single serve household will be our primary target audience.  We plan to reach them through direct response techniques using search marketing and direct advertising to drive purchases on our e-commerce shopping site. Orders will be processed after payment has been received via credit card or other electronic remittance.

Distribution Partners -- we will target outlets and distributors that are engaged in selling beverages such as coffee or teas as well as those who focus on health and wellness products.  All products will be sold on a purchase order basis using standard terms and conditions associated with wholesale procurement with minimum order quantities.We supply products to these customers on a purchase order basis.

Sales and Marketing

Sales revenues reported in fiscal year 2013 were related to legacy product lines which were being discontinued.   Therefore, the some cases the products were sold at a significant discount in order to eliminate inventory as we ready our warehouse for the upcoming Coffee Blenders.

As an emerging product brand we believe that a significant amount of spend is required to generate sales in 2014. We plan to implement a four stage approach:

1.      Build Awareness and Consideration

2.      Generate Trial

3.      Drive Initial Sales

4.      Drive Repeat Sales

We anticipate the need to spend more than one million in target marketing, sampling and test advertising (stages #1 and #2) in 2014. We will use the learning from our advertising campaigns to determine the optimal cost of acquisition in order to scale the business appropriately. We also plan to implement a loyalty club program to encourage repeat orders. Once the Company has metrics on the successfully conversion rate (i.e. from initial sale to repeat order) management will then be in a position to determine our cash requirements to sustain and grow the business.

At this time, most of our products will be sold around the world under the “COFFEE BLENDERS” brand name. However, the Company will consider private label arrangements if the margin structure and distribution potential are economically viable.

Manufacturing

We plan to use third party contract manufacturers to provide finished products and goods. We have agreements in place with suppliers and partners for all components required to deliver a finished Coffee Blenders product.  Currently, the Company has not made any long-term commitments to any suppliers or production partners that will burden or impair the Company’s ability to operate.

Research and Development

We focus our research and development efforts on developing innovative functional beverages that not only taste delicious but also include a healthy wellness benefit.

Over the course of the last fiscal year Nuzee has maintained a modest R&D budget. With the advent of the functional beverage focus the Company plans to invest more to secure unique flavor and formula profiles but anticipates the out of pocket expense will not be significant as the Company has agreements with flavor and formula design partners to waive development fees in exchange for purchasing the flavorings and ingredients. The Company has contracted product from Blue California and Naturex (Paris Stock Exchange: NRX) both global natural specialty ingredient suppliers who are providing assistance in ingredient identification, testing, marketing support, and clinical studies to accelerate our development efforts.

In 2013, our product development initiatives included:

•	$15,000 developing a raw ingredient selection, blending and flavoring for Coffee Blenders

For 2014, our research and development initiatives will be concentrated on the following projects:

•

Continued development of our Coffee Blenders series with new functions and ingredients

Research of instant coffee with micro-grounds for stick packs

Development of functional beverages beyond coffee such as teas or hot chocolate

Intellectual Property

Nuzee has filed for trademark registrations in the United States on several marks it intends to use in the beverage industry and is in the process of submitting additional related trademark applications.  The Company intends to continue growing its trademark portfolio in the United States with other related slogans and brands, as those products come closer to launch.  The Company further intends to expand its brand protections outside of the United States, in line with its prospective international growth.

Nuzee intends to aggressively protect, police and assert its intellectual property rights, including product designs, proprietary product research and concepts as well as its trademark portfolio.  Although asserting Nuzee’s rights may result in a substantial cost to the Company, Nuzee’s management strongly believes that the protection of our intellectual property rights is a key component of our operating strategy.  As a result of our company’s continuing R&D efforts, the Company may decide to seek additional protection, if applicable, relating to its formulas, process know-how and proprietary flavors.

In exiting the Torque energy supplement product businesses Nuzee plans to cease using and may abandon its registered TORQ and TORQ WRENCH trademarks acquired from the HydroPouch Corporation.  The Company also plans to not pursue or contest the use of Nuzee as a product brand in association with water and skincare product as we exit those businesses.

Competition

As a result, we continue to look for significant niche markets where our close attention to customer requirements and superior performance are valued. We comp

The beverage industry in general and the coffee sector in particular is extremely competitive. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our Coffee Blenders product is competing directly with Green Mountain brands and licensed brands as well as 3rd party coffees in K-Cups®.  While there are more than 200 varieties of K-Cup coffees to choose from there are few, if any functional coffees dedicated to weight-loss, stress reduction or cognitive performance. Green Mountain brands have enjoyed broad, well-established national distribution through well-funded advertising, and product awareness. In addition, companies and brands manufacturing these products generally have far greater financial, marketing, and distribution resources than we do.

Important factors that will affect our ability to compete successfully include taste and functional delivery of our product, trade and consumer promotions, the development of new, unique functions in new and various packaging formats, attractive and unique promotions, branded product advertising, pricing, and the success of our distribution network.

We will also be competing to secure distributors who will agree to market our product over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets and search placement in online stores.

Our Coffee Blender product will compete generally with all hot liquid refreshments, including specialty coffees and teas as well as nutraceutical beverages such as BulletProof Coffee, Green Mountain Wellness Coffee, Organo Gold Herbal Coffee, Nuvia Trim Coffee, South Beach Java, Javita, and NatureGift Instant Coffee as well as the natural ingredients found in pills and powders.

Employees

As of September 30, 2013, we had a total of 7 full-time equivalent employees. All employees are located in San Diego. We have a total of four employees involved in executive, general and administrative functions, three involved in sales and marketing.

At September 30, 2013, we had a total of two consultants, one performing sales and marketing functions and one performing product development.

Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, product development, marketing, and research. We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our core management team will be a primary asset in the development of our brands and trademarks.

We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We believe our relationships with our employees are good.

Governmental Regulation

Our Coffee Blenders products are marketed and sold as conventional food or beverages for regulatory purposes, similar to coffee.  Such products are regulated by the U.S. Food and Drug Administration (“FDA”).  Ingredients in such products must be approved food additives or “Generally Regarded as Safe” (“GRAS”); we have been careful to utilize ingredients that are approved food additives or GRAS. We also intend to work with ingredient suppliers, manufacturers, and other trade partners that are compliant with the laws and regulation enforced by the FDA. We have not received, nor are we aware of, any inquiries or other regulatory action from the FDA or any other governmental agency regarding our products. We believe we are in full compliance with all FDA regulations.

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our products are subject to the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations. It will be our policy to comply with any and all legal requirements.

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at www.MYNUZEE.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance policies, ethics code and board of directors’ committee charters are also posted within this section of the website. The information on our website is not part of this or any other report we file with, or furnish to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A.       RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

If we cannot sustain profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We generated a net loss of $1,097,980 for the year ended September 30, 2013 and therefore we cannot guarantee that we will be successful in building a functional beverage business in future periods.

If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any arrangements in place to provide additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in sustaining profitability and reducing our accumulated deficit, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations.

Because we have a limited operating history, our ability to fully and successfully develop our business is unknown.

Nuzee Co, Ltd. was incorporated in California in 2011 prior to the merger with Havana Furnishings as a result we have only recently begun developing and producing our functional products, and do not have a significant operating history with which investors can evaluate our business. Our ability to successfully develop our products, and to realize consistent, meaningful revenues and profit has not been established and cannot be assured. For us to achieve success, our products must receive broad market acceptance by consumers.  Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. If our products are not widely accepted by the market, our business may fail.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues, manage development costs and expenses, and compete successfully with our direct and indirect competitors

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the development, production, marketing, and sales of our product. As a result, we may not generate significant revenues in the future. Failure to generate significant revenues in near future may cause us to suspend or cease activities.

We will need additional funds to produce, market, and distribute our product.

We will have to spend additional funds to produce, market and distribute our product. If we cannot raise sufficient capital, we may have to cease operations and you could lose your investment.

There is no guarantee that sufficient sale levels will be achieved.

There is no guarantee that the expenditure of money on distribution and marketing efforts will translate into sales or sufficient sales to cover our expenses and result in profits. Consequently, there is a risk that you may lose all of your investment.

Our development, marketing, and sales activities are limited by our size.

Because we are small and do not have significant capital reserves, we must limit our product development, marketing, and sales activities.  As such we may not be able to scale our production and business development activities to the level required. If this becomes a reality, we may not ever generate revenues and you will lose your investment.

Changes in the nutritional beverage business environment and retail landscape could adversely impact our financial results.

The nutritional and functional beverage business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures.  In addition, the nutritional beverage retail landscape is very dynamic and constantly evolving, not only in emerging and developing markets, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed markets, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Intense competition and increasing competition in the commercial beverage market could hurt our business.

The commercial retail beverage industry, and in particular the functional beverage segment is still nascent and viewed as highly competitive. Market participants are of various sizes, with various market shares and geographical reach, some of whom have access to substantially more sources of capital.

We will compete generally with many liquid refreshments, including numerous specialty beverages, such as hot and cold coffee and teas.

We will compete indirectly with major international beverage companies including but not limited to: Green Mountain Coffee Roasters, the Coca-Cola Company; PepsiCo, Inc.; Nestlé; Kraft Foods Group, Inc.; and Starbucks. These companies have established market presence in the United States, and offer a variety of beverages that are substitutes to our product. We face potential direct competition from such companies, because they have the financial resources, and access to manufacturing and distribution channels to rapidly enter the health food and beverage market.

We will compete directly with other consumer products participants in the emerging functional beverage sector including BulletProof Coffee, Green Mountain Wellness Coffee, Organo Gold Herbal Coffee, Nuvia Trim Coffee, South Beach Java, Javita, and NatureGift Instant Coffee. These companies could bolster their position in the sector through additional expenditure and promotion.

As a result of both direct and indirect competition, our ability to successfully distribute, market and sell our product, and to gain sufficient market share in the United States and internationally to realize profits may be limited, greatly diminished, or totally diminished, which may lead to partial or total loss of your investments in our company.

Our growth and profitability depends on the performance of third-parties and our relationship with them.

A significant portion of our distribution network and its success depend on the performance of third parties. Any non-performance or deficient performance by such parties may undermine our operations, profitability, and result in total loss to your investment. To distribute our product, we will use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our product to consumers. The success of this network will depend on the performance of the brokers, distributors and retailers of this network. There is a risk that a broker, distributor, or retailer may refuse to or cease to market or carry our product. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our product in localities that may not be receptive to our product. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sale activities. We also need to maintain good commercial relationships with third-party brokers, distributors and retails so that they will promote and carry our product. Any adverse consequences resulting from the performance of third-parties or our relationship with them could undermine our operations, profitability and may result in total loss of your investment.

We depend on third party manufacturers and ingredients providers to produce all of our products.

Our reliance on third party manufacturers and providers exposes us to a number of risks that are beyond our control, including:

•         Unexpected increases in production costs;

•         Unexpected scheduling delays;

•         Unexpected shortage of ingredients;

•         Loss of priority assignment of any and all supplies and materials;

•         The failure from any of our partners to deliver components or finished goods.

Health benefits of the functional ingredients are not guaranteed.

Although we use ingredient backed by clinical studies that support our claims such health benefits to individuals are not guaranteed. Consequently, negative studies and publicity surrounding any of our ingredients may result in loss of market share or potential market share and hence loss of your investment.

Significant additional labeling or warning requirements or limitations on the availability of our product may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our product relating to the content or perceived adverse health consequences of our product. If these types of requirements become applicable to our product under current or future environmental or health laws or regulations, they may inhibit sales of our product.

Unfavorable general economic conditions in the United States or elsewhere could negatively impact our financial performance.

Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and consumer demand for, our product in the United States. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies. Lower consumer demand for our product in the United States could reduce our profitability.

We will rely primarily on the United States and Keurig brewer households to generate adoption and use in our products.

The consumer acceptance for Keurig brewers could decline and negatively impact the market size and growth potential. We are attempting to develop other geographic markets and single-serve brewer platforms for our products, in Asia and other markets.  We are looking for opportunities to generate additional significant customers to reduce our risk associated with customer concentration. We can make no assurance, however, that we will succeed in diversifying our customer base, developing other geographic markets or in becoming less reliant on a small number of significant customers.

If we do not compete effectively in the functional beverage market, our revenues and market share will decline.

The markets for Coffee Blenders are highly competitive. We face competition from larger and better capitalized competitors such as Green Mountain Coffee Roasters, Inc. and many nutraceutical beverage firms which have significantly greater penetration in key markets than we do. Economies of scale allow these competitors to offer product pricing and related incentives that we may be unable to match. We also face competition from a number of smaller competitors. These competitors may be able to:

  develop better and more variety of products
  develop less expensive products
  develop broader channels
  as well as the ability to respond more rapidly to changing market conditions

If we are not successful in enhancing our products, maintaining customer relationships and managing our cost structure so that we can provide competitive prices, we may experience reduced sales and our potential market share may decline.

Our competitive position could be seriously damaged and we may incur substantial expenses if we become party to lawsuits alleging that our products infringe the intellectual property rights of others.

The technology around K-CUP®, K-Cup Brewers and related Keurig know-how and processes may impact our ability and/or our partner’s ability to deliver finished goods.

If we are forced to take any of the foregoing legal actions to defend our products, we could face substantial costs and shipment delays and our business could be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to indemnify us for all liability that may be imposed.

In addition, it is possible that our distribution partners or manufacturing partners may seek indemnity from us in the event that our products are found or alleged to infringe upon the intellectual property rights of others. Any such claim for indemnity could result in substantial expenses to us that could harm our operating results.

Our international sales and operations subject us to various risks associated with, among other things, foreign laws, policies, economies, and exchange rate fluctuations.

All of our international sales and operations are subject to inherent risks, which could have a material adverse effect on our financial condition or results of operations. Each country has their own regulations regarding food safety and ingredient panel disclosures. Our ability to meet those requirements may prevent us from launching products or force us to reverse orders and business.

Adverse weather conditions could reduce the supply or demand for our products.

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate.  Also the supply of our raw ingredients could be impacted by adverse weather that increase cost or reduce availability.

Because the majority of our sales are denominated in United States dollars, changes in foreign currency exchange rates affect the market price for our products in countries in which they are sold. If the currency of a particular country weakens against the United States dollar, the cost of our products in that country may increase.

If we are unable to attract and retain key personnel necessary to operate our business, our ability to develop and market our products successfully could be harmed.

We have a small employee base and depend substantially on our current executive officers and key sales, and operational employees. The loss of key employees or the inability to attract or retain qualified personnel, could delay product development and harm our ability to sell our products. Our success depends on our ability to identify, attract and retain qualified management, sales, and marketing personnel.

A substantial portion of our sales are completed on a purchase order basis. Although these purchase orders are generally not cancelable, customers may decide to delay or cancel orders, which could negatively impact our revenues.

Orders covered by firm purchase orders are generally not cancelable; however, customers may decide to delay or cancel orders. In the event that we experience any delays or cancellations, we may have difficulty enforcing the provisions of the purchase order and our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our company’s product will be subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state, and local workplace health and safety laws, such as the Occupational Safety and Health Act; various federal, state and local environmental protection laws; and various other federal, state, and local statutes and regulations. Legal requirements also apply in many jurisdictions in the United States requiring that deposits or certain eco taxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers.  The precise requirements imposed by these measures vary.  Other types of statutes and regulations relating to beverage container deposits, recycling, eco taxes and/or product stewardship also apply in various jurisdictions in the United States. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state and federal levels in the United States. Changes to such laws and regulations could increase our costs or reduce or net operating revenues.

Risk Related to Our Stock

Because Nuzee ownership is concentrated with the Chairman controlling a large percentage of our common stock, he has the ability to influence matters affecting our stockholders.

As a result, he has the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares of common stock.  Because he controls such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because their interest could result in management making decisions that are in their best interest and not in the best interest of the general investor base, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 37,957,790  shares of common stock and no share of preferred stock are issued and outstanding as of the date hereof.  Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Our common stock is quoted on the OTC Markets, which may be detrimental to investors.

Our common stock is currently quoted on the OTC Markets. Stocks quoted on the OTC Markets generally have limited trading volume and exhibit a wider spread between the bid and ask quotations as compared to stocks traded on national exchanges. Accordingly, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

Trading on the OTC Markets and Bulletin Board exchanges may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Markets and Bulletin Board. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ a stock exchange like the NYSE. Accordingly, stockholders may have difficulty reselling any of the shares.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors not to choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 2.          PROPERTIES.

Our principal executive office is located at 16955 Via Del Campo, Suite 260, San Diego, California 92127.  We lease these facilities on an annual basis at a cost of $2,330 per month.  We also lease warehouse space located at 2245 Enterprise Street, Escondido, California 92029 on an annual basis at a cost of $775 per month.  We believe these facilities are suitable for our current needs.

ITEM 3.          LEGAL PROCEEDINGS.

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

None.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                             STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                             SECURITIES.

Market Information.

Since October 2012, our shares of common stock have been listed for quotation on the OTCQB tier of OTC Markets, under the stock symbol "HVFI.” Our symbol changed to “NUZE” during May 2013 in connection with our reverse merger and our common stock is quoted on OTCQB Market.  The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Number of Shareholders.

As of September 30, the stockholders list for our common stock showed 124 registered stockholders and 37,957,790 shares of common stock issued and outstanding.  The transfer agent of our common stock is QuickSilver Stock Transfer, 6623 Las Vegas Blvd South #255, Las Vegas, Nevada 89119.

Dividends.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Sales of Unregistered Securities.

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

On May 28, 2013,  we completed a closing of a private offering of shares of the Company’s common stock, par value $0.00001 per share, at a price of $0.22 per share, for an aggregate purchase price of $490,000.  Upon the closing, the Company issued 2,226,665 shares of its common stock to pursuant to the offering.  We issued the securities to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended ) in offshore transactions in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On July 12, 2013,  we completed a closing of a private offering of shares of the Company’s common stock, par value $0.00001 per share, at a price of $0.48 per share, for an aggregate purchase price of $1,357,340.  Upon the closing, the Company issued 2,8327,792 shares of its common stock to pursuant to the offering.  We issued the securities to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended ) in offshore transactions in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities.

We did not repurchase any shares of our common stock during the year ended September 30, 2013.

Equity Compensation Plans Information.

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

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.          MANAGEMENT'S DISCUSSION OAND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATION

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

Short Term Goals (12 Months)

Over the next 12 months, the Company’s growth plans include continuing efforts to:

•         Build a targeted distribution network for our Coffee Blenders functional beverages by signing the retailers that serve the K-cup and Coffee replenishment channels;

•         Increase awareness for Coffee Blenders through communications and sampling programs;

•         Establish the Nuzee brands top 3 in their product categories consistent with our mission of providing natural products that work.

We have retained and plan to expend our sales and marketing team who can immediately contribute to our network of US and international channels as such seeding our product becomes a near term priority.  We have already started developing working relationships with key online and national distributors who serve the coffee and single-serve pod consumers.  We plan to accelerate our traction by using manufacturer representatives with food and beverage experience.

In order to build distribution the Company is first determining the total distribution launch cost among the potential channels as each has their own upfront and recurring cost structure.  Under investigation are the following company directed channels:

  direct – coffeeblenders.com shopping via search and digital marketing
  e-commerce affiliates (such as Amazon)
  select health and wellness retailers
  key mass/grocery retailers
  Club/Other

Each of the above is compared using a host of costing parameters not limited to the following: product slotting fees, overall margin requirements, market development fees, return allowances, broadcast advertising and promotional marketing plans, in-store and channel detailing, product sampling and customer demoing as well as transportation and logistics cost, cross dock fees, shelf-life expiration swaps, and initial and recurring inventory loading levels.

In conjunction with the above channel assessment, the Company is also exploring custom and private labeling whereby the company licenses the product formulation, trademarks, and other assets in two ways:

1.       Multi-Level Marketing (MLM) Firms – for example manufacturer on behalf of “Amway” for product extensions of their Great Value and Equate private brands.

2.       Product Brands – for example license to “Maxwell House” the Coffee Blender product as a new product line extension to expand their single-serve business.

The Company plans going forward include the following milestones:

Milestone	Timing	Est. Cost/Funding Source
Finalize Products & Pricing - New Product Functions and Versions	December – February (Phase I) March-May (Phase II)	$25,000 (Phase I) $20,000 (Phase II) Previous Sale of Equities
Staff (retain and expand)	February - June	$20,000-30,000/Mo. Recurring Previous Sale of Equities
Launch Market and Promotion Plan - PR - Sampling - Advertising	January – Ongoing	$500,000-$750,000 Annual Previous and Future Sale of Equities + Product Contribution
Explore OEM/Private Label Opportunities	March – Ongoing	n/a

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

Results of Operations

From inception on November 9, 2011 through September 30, 2013, we have accumulated losses of $1,383,038. This loss was for the discontinued sale of skin care products, Torque energy drinks and New Zealand bottled water.

We are presently in the development phase of our new product platform for functional beverages and we can provide no assurance that we will be able to attain profitability.

From inception through September 30, 2013, we earned revenues of $122,232 from sales of our products and incurred operating expenses in the amount of $1,065,728. These operating expenses included the research and the preparation of our business plan in addition to general and administrative expenses. We anticipate our operating expenses will increase as we further undertake our plan of operations. The increase will be attributed to costs associated with production, storage and delivery of our products as well as research and development of new products.

We expect sales in 2014 from our new products through a combination of direct to consumer through our website portal, product awareness as well as through affiliate online stores and retailers.

Liquidity and Capital Resources

On May 28, 2013, we completed a closing of a private offering of shares of the Company’s common stock, par value $0.00001 per share at a price of $0.22 per share, for an aggregate purchase price of $490,000.  Upon the closing, the Company issued 2,226,665 shares of its common stock to pursuant to the Offering. We issued the securities to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On July 12, 2013, we completed a closing of a private offering of shares of the Company’s common stock, par value $0.00001 per share (the “Shares”), at a price of $0.48 per share, for an aggregate purchase price of $1,362,140.  Upon the closing, the Company issued 2,837,792 shares of its common stock to pursuant to the Offering.  We issued the securities to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

As of September 30, 2013 we had cash (operating capital) of $1,110,661 and we have no long-term debt. We have not attained profitable operations since inception. We expect to spend between $2 million - $4 million in expenses over the next 12 months.  Our current cash balance as of September 30, 2013 is not sufficient to fund our operations for the next twelve months.  Therefore, the Company will engage in additional financing through the sale of equity securities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Ownership and title of our products pass to customers upon delivery of the products to customers. Certain of our distributors may also perform a separate function as a co-packer on our behalf. In such cases, ownership of and title to our products that are co-packed on our behalf by those co-packers who are also distributors, passes to such distributors when we are notified by them that they have taken transfer or possession of the relevant portion of our finished goods.

Cost of Sales

The Company records external shipping and handling expenses in cost of sales.

Inventories

Inventories are stated at the lower of cost or market. Cost is being measured using weighted average. We regularly review whether the realizable value of our inventory is lower than its book value. If our valuation shows that the realizable value is lower than book value, we take a charge to expense and directly reduce the value of the inventory.

The Company estimates its reserves for inventory obsolescence by examining its inventories on a quarterly basis to determine if there are indicators that the carrying values exceed net realizable value. Indicators that could result in additional inventory write downs include age of inventory, damaged inventory, slow moving products and products at the end of their life cycles. While management believes that the reserve for obsolete inventory is adequate, significant judgment is involved in determining the adequacy of this reserve.

Recent Accounting Pronouncements

There have been no recently issued Accounting Pronouncements that impact us.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

                             RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm appears in Part III of this Form 10-K.

ITEM 9.          CHANGES IN AND DIAGREEMENTS WITH ACCOUNTANTS ON

                        ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our Independent Registered Public Accounting Firm on any matter of accounting principles or financial disclosures.

ITEM 9A(I).  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, management's evaluation was based on the following material weaknesses, which existed as of September 30, 2013:

•         Financial Reporting Systems: We did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

•         Segregation of Duties: We do not currently have a sufficient complement of technical accounting and external reporting personal commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company's personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are an emerging business with limited personnel. Management and the Board of Directors believe that the Company must allocate additional human and financial resources to address these matters. Throughout the year, the Company has been continuously improving its monitoring of current reporting systems and its personnel. The Company intends to continue to make improvements in its internal controls over financial reporting and disclosure controls until its material weaknesses are remediated.

REMEDIATION OF MATERIAL WEAKNESS

As our current financial condition allows, we are in the process of analyzing and developing our processes for the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties.

DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected, at this time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. The Company is not an "accelerated filer" for the fiscal year ended September 30, 2013 because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.        OTHER INFORMATION

On December 19, 2013, the Company completed a merger with its wholly owned subsidiary, Nuzee Co. Ltd. (the “Merger”) whereby Nuzee Co., Ltd. (the “Subsidiary”) merged with and into the Company.  As a result of the merger, the Company assumed all of the assets and liabilities of the Subsidiary and the Subsidiary ceased to exist.  By virtue of the Merger, all shares of the subsidiary were cancelled.  The number of shares of the Company’s common stock issued and outstanding did not change.

On January 6, 2014, the Company’s Board of Directors approved to amend the Bylaws to change the date of the date of the annual meeting of shareholders from “the first week in January” to “within three months after the calendar year ends, commencing in 2014.”  The reason behind the amendment was to give the Company sufficient time to prepare and provide audited financial statements and the Company’s annual report to the shareholders.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended September 30, 2013.  Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

NAME	AGE	POSITION(S) AND OFFICE(S) HELD
Craig Hagopian	49	President, Chief Executive Officer, Director
Satoru Yukie	58	Chief Financial Officer, Treasurer, Secretary, Chief Operations Officer, Director
Fernando Corona	53	Director
Masa Higashida	42	Director (Chairman)
Arata Matsushima	52	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Craig Hagopian, President, CEO, Director

Mr. Hagopian possesses more than twenty-five years of sales and marketing experience and management experience.  Since 1998 Mr. Hagopian has managed organizations with full-line P&L responsibility of $30-40 million annually, including Founder and CMO of  xAd, a national digital advertising firm (2009-2012), President of V-Enable (2005-2009), CMO of Axesstel (OTCQB: AXST)  (2001-2004), and GM/VP of SkyTel consumer products group (1994-2001).   Mr. Hagopian is also the general partner with Bernardo International, Inc., a global investment and management firm. We believe that Mr. Hagopian's experience enables him to provide vision and leadership to Nuzee’s high-growth business plans.

Mr. Hagopian earned a Bachelor of Science in Business Administration from the University of Southern California (1987) with a dual emphasis in Financial Management and Entrepreneurship and an MBA from Duke University Fuqua School of Business in 2006.

Satoru Yukie, CFO, Treasurer, COO, Secretary and Director

Satoru Yukie is an experienced executive and for many successful companies in the past.  He successfully closed several rounds of fund raising and assisted in completing reverse mergers through which two start-ups, Axesstel, Inc.(OTCQB: AXST) and Franklin Wireless, Inc.(OTCBB:FKWL), became public companies.  From 2005 till 2008, Mr. Yukie was CEO of UI Magic, Inc., an advanced mobile application development company, and was responsible for the development of corporate structure, securing seed funds, managing projects with major mobile operators and international business development.  Since 2008, He has been Managing Director of Bernardo International, Inc., and aggressively pursuing his management and investment practice and is acting as an executive, advisor, and a member of the Board of Directors of several venture companies.

Masa Higashida, Director and Chairman of the Board

Masa Higashida is a successful business executive who has started numerous companies in the financial and consumer product industries.  Mr. Higashida started his career in the financial industry in Nagoya Japan and quickly saw an opportunity to expand operations and moved to Seoul, Korea where he established Won Cashing in 2002.  He served as their CEO and grew Won Cashing became the number three consumer loan company in Korea.  He successfully sold the company to a major financial institution in October of 2010.  Following Won Cashing exit, Mr. Higashida established FROM EAST PTE LTD., in Singapore as an investment company where he is the Managing Director.  Mr. Higashida then moved to New Zealand and established iSpring LTD. to help provide quality drinking water in Japan following the Tsunami of 2011.  From iSpring Mr. Higashida helped establish Nuzee to market and distribute quality products in the United States.

Fernando Corona, Director

Fernando Corona brings 30 years of experience in the IT and Wireless industry with Fortune 500 and startup companies to the Nuzee board. He has worked with both, consumer and commercial products as well as various channels that include retail, distribution, Internet, and MNOs. Mr. Corona has held the following CEO and senior executive positions:  VP/GM at Cricket Wireless 2005-2011, CEO at V-Enable 2002-2005 SVP at Packet Video 2000-2002, CEO at Tandberg Data 1998-2000, VP/GM at Allied Telesyn 1995-1997, VP at Western Digital 1989-1995, Director at Maxtor (1987-1989) and National Account Manager at AST Research (1983-1987)

Arata Matsushima, Director

Mr. Matsushima is a 25 year veteran of the broadcast media industry.  Since 2009, Mr. Matsushima  has served as the president of Pine Isle Inc. a consulting company based in Santa Monica, California where he provides advisory services to the Sony Group, Dentsu, and the Japanese Foreign Ministry.  Prior to Pine Isle Inc.,  Mr. Matsushima has held executive positions in Sony group as the VP of CEO strategic office based in Tokyo, VP of Strategic Planning and Business Alliance in Sony Corporation of America based in New York, VP in Sony Pictures Entertainment based in Culver City.

From 2007 to 2009, Mr. Matsushima worked with Borden & Rosenbush Entertainment where he developed and executive produced several movies and television series including “American Pastime” distributed by Warner Brothers, “American Mall” released by MTV, and “Dance” distributed by Telemundo.  From 2001 through 2007 he has held various executive positions in Sony group as the VP the strategic office at Sony Corporation headquarters in Tokyo, VP at Strategic Planning and Business Alliances at Sony Corporation of America based in New York, VP at Sony Pictures Entertainment based in Culver City, California.  Between 1985 and 2002, he worked for TV Tokyo Corporation, a Japanese TV Network as a journalist and business news producer.  Various executive positions including Bureau Chief of Brussels 1991-1994, Bureau Chief of Moscow 1994-1997, Bureau Chief of New York 2000-2001.

He earned a Bachelor of Science in Political Sciences at the Law Faculty from the Keio University in Tokyo Japan.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers described above.

Family Relationships

There are no family relationships among our directors or officers.

Involvement In Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.      any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.      any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.      being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.      being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board of Directors

Audit Committee

The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for the Company and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of the Company's financial controls and reporting procedures.  The Company established an Audit Committee in December 2013, after the end of our Fiscal 2013 year-end.  The Audit Committee does not meet on a regular basis, but only as circumstances require.  The Company has not designated any member of its Audit Committee as a Financial Expert.

Limitation of Liability of Directors and Officers

Pursuant to Nevada Law, our Articles of Incorporation exclude personal liability for our Directors and Officers for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director or Officer receives an improper personal benefit. This exclusion of liability does not limit any right which a Director or Officer may have to be indemnified and does not affect any Director's or Officer’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors and officers against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director or officer if he or she acted in good faith and in a manner he believed to be in our best interests.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets for forth the compensation paid by us for the last three fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

(1) Craig Hagopian was appointed as our President and Chief Executive Officer on April 19, 2013.

(2) Satoru Yukie was appointed as our Chief Financial Officer, Treasurer, Secretary, Chief Operations Officer on April 19, 2013.

(3) Haisam Hammie resigned as the Company's sole officer on the closing of the Share Exchange Agreement on April 19, 2013.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

Narrative Disclosure to the Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards At Fiscal Year-End

No named executive officer or director received any equity awards, or holds exercisable or unexercisable options, as of the years ended September 30, 2012 and 2011.

Executive Employment Agreements as a Result of the Share Exchange

Mr. Hagopian and Mr. Yukie entered into Executive Employment Agreements with the Company on the date of the Share Exchange to be effective on May 1, 2013. The terms of the agreements are:

Craig Hagopian: Mr. Hagopian will be employed at will. For services as President and Chief Executive Officer, Mr. Hagopian will receive a salary of $150,000 per year plus health insurance reimbursement. Mr. Hagopian may also be eligible to receive quarterly bonuses up to $25,000 based on milestones to be agreed upon by both the Company and Mr. Hagopian.  Upon approval by the Board of an Equity and Incentive Plan (which is not in existence at present), Mr. Hagopian will be given an option to purchase no less than 4.5% of the Company's stock ("Option"), based on the fully-diluted capitalization of the Company as of the date Mr. Hagopian entered into the Employment Agreement. Mr. Hagopian's Options shall vest as follows: 25% upon execution of Executive Employment Agreement, and the balance in equal installments on the last day of each month for eighteen months thereafter, subject to Mr. Hagopian's ongoing employment with the Company. A copy of Mr. Hagopian's Executive Employment Agreement is included with this filing as Exhibit 10.1.

Satoru Yukie: Mr. Yukie will be employed at will. For services as Chief Financial Officer, Treasurer, Secretary, and Chief Operations Officer. Mr. Yukie will receive a salary of $150,000 per year plus health insurance reimbursement. Mr. Yukie may also be eligible to receive quarterly bonuses up to $25,000 based on milestones to be agreed upon by both the Company and Mr. Yukie. Upon approval by the Board of an Equity and Incentive Plan (which is not in existence at present), Mr. Yukie will be given an option to purchase no less than 4% of the Company's stock ("Option"), based on the fully-diluted capitalization of the Company as of the date Mr. Yukie entered into the Employment Agreement. Mr. Yukie's Options shall vest as follows: 25% upon execution of Executive Employment Agreement, and the balance in equal installments on the last day of each month for eighteen months thereafter, subject to Mr. Yukie's ongoing employment with the Company. A copy of Mr. Yukie's Executive Employment Agreement is included with this filing as Exhibit 10.2.

COMPENSATION OF DIRECTORS

No director received or accrued any compensation for his or her services as a director since our inception. We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

ITEM 12.        SECURITY OWERSHIIP OF CERTAIN BENEFICIAL OWNERS AND

                        MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 10, 2014 , the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 37,957,790 shares of common stock issued and outstanding on September 30, 2013.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class(1)
Executive Officers and Directors
Common	Masa Higashida	24,917,333	65.64
Common	Arata Matsushima	1,520,000	4.00
Common	Satoru Yukie	1,520,000	4.00
Common	Craig Hagopian	1,216,000	3.20
Total of All Executive Officers and Directors		29,173,333	76.86
Shareholders Holding 5% or Greater
Common	Masa Higashida	24,917,333	69.34
Total of All Shareholders With 5% or Greater		24,917,333	69.34

 (1)  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR

                        INDEPENDENCE.

The Company purchased $10,454 of skin care products, for resale, from an entity controlled by the Company’s majority shareholder. Those items are included in inventory at September 30, 2012. During 2012, the Company has received advances, from its majority shareholder totaling, $150,014, due on demand, which are included with other liabilities on the Balance Sheet.

During fiscal year ended September 30, 2013, the Company issued 1,247,583 common stocks to convert $149,710 of advance from shareholders. The company also received $50,000 in exchange for a note, from its majority shareholder, which are due on January 9, 2016 and bear interest rate of 2% per annum. As of September 30, 2013, the Company had a balance of $50,000 of advance from shareholders’.

During the year ended September 30, 2013, the Company made a deposit of $139,661 towards the purchase of skin care products, for resale, from an entity controlled by the Company’s majority shareholder. Subsequent to this commitment, the Company decided to discontinue the sale of skin care products, and cancelled the purchase order. The Company has requested a return of the deposit from the supplier, and this amount is reflected as a related party receivable. Subsequent to September 30, 2013, the Company had entered into a Compromise Agreement to settle the related party receivable. See note 8 to our financial statements below.

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors. We consider Fernando Corona and Arata Matsushima independent directors as the term “independent” is defined by the rules of the NASDAQ Stock Market.

Review, Approval Or Ratification Of Transactions With Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us by MaloneBailey LLP and by our former independent auditors, Anton & Chia LLP, for professional services rendered for the fiscal years ended September 30, 2013 and 2012:

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Form 10-K:

The following exhibits are hereby filed as part of this Annual Report on Form 10-K or incorporated by reference:

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 13, 2014.

Nuzee, Inc.

By:       /s/ Craig Hagopian

Name:  Craig Hagopian

Title:    President, Chief Executive Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on January 13, 2014.

Nuzee, Inc.

By:       /s/ Satoru Yukie

Name:  Satoru Yukie

Title:    Secretary, Treasurer, COO, Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of NUZEE, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Nuzee, Inc. and its subsidiaries (a development stage company)  (collectively, the "Company") as of September 30,2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and for the period from November 9, 2011 (inception) through September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from November 9, 2011 (inception) to September 30, 2012, which totals reflect a deficit of $285,085 accumulated during the development stage. Those cumulative totals were audited by other independent auditors, whose report, dated April 10, 2013, expressed an unqualified opinion on the cumulative amounts but included an emphasis of a matter. Our opinion, insofar as it relates to amounts included for that period is based on the report of the other independent auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nuzee, Inc. and its subsidiaries as of September 30, 2013 and the results of their consolidated operations and their cash flows for the year then ended and the period from November 9, 2011 (inception) through September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

NUZEE Co., Ltd.:

We have audited the accompanying balance sheet of Nuzee Co., Ltd. (the “Company”) as of September 30, 2012, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from inception, November 9, 2011 to September 30, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Nuzee Co., Ltd. as of September 30, 2012, and the results of its operations and cash flows from inception November 9, 2011 to September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

San Diego, California

January 10, 2014

Nuzee, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	September 30, 2013	September 30, 2012

ASSETS
Current Assets
Cash	$1,110,661	$165,484
Accounts Receivable	13,195	-
Related Party Receivable	139,661	-
Inventories	-	73,241
Prepaid expenses and deposits	16,896	14,938
Total current assets	1,280,413	253,663

Equipment, net	8,663	2,475
Intellectual property	-	42,818

Total Assets	$1,289,076	$298,956

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$55,822	$79,886
Advances from Stockholders'	50,000	149,710
Other Current Liabilities	9,563	7,011
Total Current Liabilities	115,385	236,607

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized, $0.00001 par value; 37,957,790 and 30,400,000 shares issued and outstanding	380	304
Additional paid in capital	2,556,349	347,103
Accumulated deficit	(1,383,038)	(285,058)
Total Stockholders' Equity	1,173,691	62,349

Total Liabilities and Stockholders' Equity	$1,289,076	$298,956

The accompanying notes are an integral part of these audited  financial statements.

Nuzee, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2013	For the period from November 9, 2011 (Inception)to September 30, 2012	For the period from November 9, 2011 (Inception)to September 30, 2013
Revenues	$ 122,232	$ -	$ 122,232
Cost of revenues	155,254	89,552	244,806
Gross profit (loss)	(33,022)	(89,552)	(122,574)
Operating expenses	1,065,728	195,506	1,261,234
Loss from operations	(1,098,750)	(285,058)	(1,383,808)

Other Income	770	-	770

Net loss	$ (1,097,980)	$ (285,058)	$ (1,383,038)

Basic and diluted loss per common share	$ (0.03)	$ (0.01)

Basic and diluted weighted average number of common shares outstanding	34,915,497	30,400,000

The accompanying notes are an integral part of these audited  financial statements.

Nuzee, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from November 9, 2011 (Inception) to September 30, 2013

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance, November 9, 2011	-	$ -	$ -	$ -	$ -

Common Stock issued for cash	27,360,000	274	304,315	-	304,589
Common Stock issued for intellectual property	3,040,000	30	42,788	-	42,818
Net Loss	-	-	-	(285,058)	(285,058)

Balance, September 30, 2012	30,400,000	$ 304	$ 347,103	$ (285,058)	$ 62,349

Common Stock issued debt	1,247,583	12	149,698	-	149,710
Common Stock issued for cash	7,150,207	72	2,102,358		2,102,430
Reverse merger adjustment	2,200,000	22	(22)		-
Common stock cancellation	(3,040,000)	(30)	(42,788)		(42,818)

Net Loss	-	-	-	(1,097,980)	(1,097,980)

Balance September 30, 2013	37,957,790	$ 380	$ 2,556,349	$ (1,383,038)	$ 1,173,691

The accompanying notes are an integral part of these audited  financial statements

Nuzee, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2013	For the period from November 9, 2011 (Inception) to September 30, 2012	For the period from November 9, 2011 (Inception) to September 30, 2013
Operating Activities:
Net loss	$ (1,097,980)	$ (285,058)	$ (1,383,038)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	587	124	711
Provision for obsolete inventory	61,481	80,422	141,903
Changes in operating assets and liabilities:
Accounts Receivable	(13,195)	-	(13,195)
Related Party Receivables	(139,661)	-	(139,661)
Inventories	11,761	(153,664)	(141,903)
Prepaid expenses and deposits	(1,959)	(14,937)	(16,896)
Accounts payable	(24,064)	79,886	55,822
Other Current Liabilities	2,552	7,011	9,563

Net cash used by operating activities	(1,200,478)	(286,216)	(1,486,694)

Investing Activities:
Purchase of equipment	(6,775)	(2,599)	(9,374)
Net cash used by investing activities	(6,775)	(2,599)	(9,374)

Financing Activities:
Advances from Stockholders	50,000	149,710	199,710
Proceeds from issuance of common stock	2,102,430	304,589	2,407,019
Net cash provided by financing activities	2,152,430	454,299	2,606,729

Net change in cash	945,177	165,484	1,110,661
Cash, beginning of period	165,484	-	-
Cash, end of period	$ 1,110,661	$ 165,484	$ 1,110,661

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non Cash Investing and Financing Activities:
Common Stock issued for conversions of advance from stockholder	$ 149,710	$ -	$ -
Common Stock issued in exchange for acquisition of intellectual property	$ -	$ 42,818	$ -
Cancellation of common stocks	$ (42,818)	$ -	$ -

The accompanying notes are an integral part of these audited  financial statements

NUZEE, INC.

Notes to Consolidated Financial Statements

September 30, 2013

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the financial statements have been included.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company is classified as a development stage enterprise under GAAP and has generated limited revenues from its principal operations from inception through September 30, 2013.

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues. As of September 30, 2013, the Company had decided to discontinue the sale of skin care products.

Use of Estimates

In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts payable, and accrued liabilities. The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2013.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. There have been no write-offs during the various periods being reported on.

Revenue Recognition

The Company will recognize revenue only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the products are delivered and collectability of the resulting receivable is reasonably assured.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost or market, using the weighted average cost method or net realizable value. The Company review inventory levels at least annual and records a valuation allowance when appropriate. At September 30, 2013 and 2012 the Company concluded there was an impairment to the carrying value of the inventory of $61,481and  $80,422, respectively, the amount reflected on the balance sheet is net of this adjustment.

Equipment, net

Equipment is stated at cost. The Company depreciates equipment on a straight line basis. Office equipment is depreciated over a 3 year life, vehicles over a 5 year life, and other assets over a 10 year life. Depreciation expense for the years ended September 30, 2013 and 2012 was $587 and $124, respectively. Repair and maintenance costs are expensed as incurred.

Samples

The Company distributes samples of its products as a component of its marketing program. Costs for samples are expensed at the time the samples are shipped.

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicated that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment losses were recognized for the years ended September 30, 2013 and 2012.

Income Taxes

In accordance with ASC 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2013 and 2012.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. RELATED PARTY TRANSACTIONS

The Company purchased $10,454 of skin care products, for resale, from an entity controlled by the Company’s majority shareholder. Those items are included in inventory at September 30, 2012. During 2012, the Company has received advances, from its majority shareholder totaling, $150,014, due on demand, which are included with other liabilities on the Balance Sheet.

During fiscal year ended September 30, 2013, the Company issued 1,247,583 common stocks to convert $149,710 of advance from shareholders. The company also received $50,000 in exchange for a note, from its majority shareholder, which are due on January 9, 2016 and bear interest rate of 2% per annum. As of September 30, 2013, the Company had a balance of $50,000 of advance from shareholders’.

During the year ended September 30, 2013, the Company made a deposit of $139,661 towards the purchase of skin care products, for resale, from an entity controlled by the Company’s majority shareholder. Subsequent to this commitment, the Company decided to discontinue the sale of skin care products, and cancelled the purchase order. The Company has requested a return of the deposit from the supplier, and this amount is reflected as a related party receivable. Subsequent to September 30, 2013, the Company had entered into a Compromise Agreement to settle the related party receivable. See note 8.

4. INTELLECTUAL PROPERTY

On September 17, 2012 the Company issued 3,040,000 shares at the estimated fair market value of $.014085 per share in exchange for an assignment of certain intellectual property rights to one of the Company’s principal product offerings. These shares were valued at $42,818.

The Company in July 2013 did not receive the value represented to it in connection with the issuance of 3,040,000 of these shares, and as a result, revoked such issuance.

5. REVERSE MERGER

During April, 2013 Havana Furnishings Inc. consummated a share exchange with Nuzee, Co., Ltd. in which Havana Furnishings Inc. issued 33,733,333 common shares in exchange for 100% of the outstanding shares of Nuzee, Co., Ltd. Also as part of this transaction, the Company changed its name from Havana Furnishings Inc. to Nuzee, Inc. At the closing, there were approximately 33,733,333 Nuzee, Co., Ltd. shares outstanding. Pursuant to the share exchange agreements, the shares of Nuzee, Co., Ltd. common stock were exchanged for 33,733,333 new shares of the Company’s common stock, par value of $0.00001per share. At the closing of the agreement, Havana Furnishings Inc. had 2,200,000 shares of common stock issued and outstanding.

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

During the fiscal year ended September 30, 2013, the Company entered into subscription agreements with accredited investors and sold 7,150,207 shares at $0.12, $0.22 and $0.48 per share, for an aggregate purchase price of $2,102,430.

7. INCOME TAX

As of September 30, 2013 and September 30, 2012, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years' income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets. Net operating loss carry forward is $285,058 and $1,383,038 as of September 30, 2013 and 2012 and will begin expiring in 2032.

Deferred tax assets consisted of the following as of September 30, 2013 and 2012:

	2013	2012
Net Operating Losses	484,063	99,770
Valuation Allowance	(484,063)	(99,770)

8. SUBSEQUENT EVENTS

During October 2013 the Company granted 3,471,665 options to employee pursuant to the Company’s 2013 Stock Incentive Plan. The right to exercise these options shall vest and become 25% exercisable on the first anniversary of when granted, with the exception that 100% of options issued to one employee vested immediately. The remaining options shall vest and become exercisable at thirty-sixth (1/36th) of the Shares on the last day of each successive calendar month for each full month of Continuous Service provided by the Optionee, with the exception that options issued to 2 employees shall vest and become exercisable over 18 months.  The exercise price is $0.48 per share and will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

During October 2013, the Company entered into a Compromise Agreement with the Company’s majority shareholder. In consideration of the compromises contained in the agreement the Company’s majority shareholder agreed to forgive a note in the amount of $50,000, cancel 8,966,100 shares, and the Company forgave the related party receivable of $139,661.