Form 10-Q
period 2013-12-31
NuZee, Inc.
filed 2014-02-12
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of February 11, 2014, NuZee, Inc. had 28,991,690 shares of common stock outstanding.

Table of Contents

PART I.

Item 1.       Financial Statements.

(a)       Balance Sheets as at December 31, 2013 and September 30, 2013 (Unaudited).

(b)      Statement of Operations for the three months ended December 31, 2013 and 2012, and for the cumulative period from inception (November 9, 2011) through December 31, 2013 (Unaudited).

(c)       Statement of Cash Flows for the three  months ended December 31, 2013 and for the cumulative period from inception (November 9, 2011) through December 31 2013 (Unaudited).

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

PART I.

Item 1.  Financial Statements.

Nuzee, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET (Unaudited)

	December 31, 2013	September 30, 2013
ASSETS
Current Assets
Cash	$ 686,946	$ 1,110,661
Accounts Receivable	-	13,195
Related Party Receivables		139,661
Inventories	35,421	-
Prepaid expenses and deposits	62,919	16,896
Total current assets	785,286	1,280,413

Equipment, net	10,122	8,663

Total Assets	$ 795,408	$ 1,289,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 60,360	$ 55,822
Advances from Stockholders'	-	50,000
Other Current Liabilities	-	9,563
Total Current Liabilities	60,360	115,385

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized, $0.00001 par value; 28,991,690 and 37,957,790 shares issued and outstanding	290	380
Additional paid in capital	3,520,533	2,556,349
Accumulated deficit	(2,785,775)	(1,383,038)
Total Stockholders' Equity	735,048	1,173,691

Total Liabilities and Stockholders' Equity	$ 795,408	$ 1,289,076

The  accompanying  notes  are  an  integral part  of  these  unaudited  financial  statements.

Nuzee, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	For the period from November 9, 2011 (Inception) to December 31, 2013

Revenues	$ -	$ 36,825	$ 122,232
Cost of revenues	-	19,208	244,806
Gross profit (loss)	-	17,617	(122,574)
Operating expenses	1,402,880	198,078	2,664,114
Loss from operations	(1,402,880)	(180,461)	(2,786,688)

Other Income	143	608	913

Net loss	$ (1,402,737)	$ (179,853)	$ (2,785,775)

Basic and diluted loss per common share	$ (0.05)	$ (0.01)

Basic and diluted weighted average number of common shares outstanding	31,135,757	31,486,956

The accompanying  notes  are  an  integral part  of  these  unaudited  financial  statements.

Nuzee, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	For the period from November 9, 2011 (Inception) to December 31, 2013
Operating Activities
Net loss	$(1,402,737)	$(179,853)	$(2,785,775)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock-based compensation	1,053,755	-	1,053,755
Depreciation	468	93	1,179
Provision for obsolete inventory	-	-	141,903
Changes in operating assets and liabilities:
Accounts Receivable	13,195	(178)	-
Related Party Receivables	-	(139,661)	(139,661)
Inventories	(35,421)	41,551	(177,324)
Prepaid expenses and deposits	(46,023)	(71,502)	(62,919)
Accounts payable	4,538	(45,705)	60,360
Other Current Liabilities	(9,563)	(7,011)	-

Net cash used by operating activities	(421,788)	(402,266)	(1,908,482)

Investing Activities:
Purchase of furniture and equipment	(1,927)	-	(11,301)
Net cash used by investing activities	(1,927)	-	(11,301)

Financing Activities:
Advances from Stockholders	-		199,710
Proceeds from issuance of common stock	-	250,290	2,407,019
Net cash provided by financing activities	-	250,290	2,606,729

Net change in cash	(423,715)	(151,976)	686,946
Cash, beginning of period	1,110,661	165,484	-
Cash, end of period	686,946	$13,508	$686,946

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non Cash Investing and Financing Activities:
Common Stock issued for conversions of advance from stockholder	$-	$149,710	$149,710
Common Stock issued in exchange for acquisition of intellectual property	$-	$-	$42,818
Cancellation of common stocks	$(139,661)	$-	$(182,479)

The accompanying  notes  are  an  integral part  of  these  unaudited  financial  statements.

Nuzee, Inc.

(A Development  Stage  Company)

NOTES  TO CONSOLIDATED  FINANCIAL  STATEMENTS

(Unaudited)

December 31, 2013

1.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Nuzee, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the initial period ended September 30, 2013 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring losses, large accumulated deficits, is dependent on the shareholder to provide additional funding for operating expenses and has no recurring revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

Equity based payments

The Company accounts for equity instruments issued to employees in accordance with ASC 718 "Stock Compensation". Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method.

2.      RELATED PARTY TRANSACTIONS

During the fiscal year ended September 30, 2013, the Company issued 1,247,583 shares to convert $149,710 due to its majority shareholder.  The Company also received $50,000 in exchange for a note, from its majority shareholder, which are due on January 9, 2016 and bear interest rate of 2% per annum.

During the fiscal year ended September 30, 2013, the Company made a deposit of $139,661 towards the purchase of skin care products, for resale, from an entity controlled by the Company’s majority shareholder. Subsequent to this commitment, the Company decided to discontinue the sale of skin care products, and cancelled the purchase order.

During October 2013, the Company entered into a Compromise Agreement with the Company’s majority shareholder to settle the related party receivable. In consideration of the compromises contained in the agreement the Company’s majority shareholder agreed to forgive a note in the amount of $50,000, cancel 8,966,100 shares, and the Company forgave the related party receivable of $139,661.

3. INTELLECTUAL PROPERTY

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

4. COMMON STOCK

During the fiscal year ended September 30, 2012, the Company entered into subscription agreements with accredited investors and sold 27,360,00 shares at $0.0001 and $0.14085 per share, for an aggregate purchase price of $304,589.

During the fiscal year ended September 30, 2013, the Company entered into subscription agreements with accredited investors and sold 7,150,207 shares at $0.12, $0.22 and $0.48 per share, for an aggregate purchase price of $2,102,430.

5.  REVERSE MERGER

During April, 2013 Havana Furnishings Inc. consummated a share exchange with Nuzee, Co., Ltd. in which Havana Furnishings Inc. issued 33,733,333 common shares in exchange for 100% of the outstanding shares of Nuzee, Co., Ltd. Also as part of this transaction, the Company changed its name from Havana Furnishings Inc. to Nuzee, Inc. Immediately prior to the closing, Havana Furnishings Inc. had 2,200,000 shares issued and outstanding.

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

6.  STOCK OPTIONS

During October 2013 the Company granted 3,471,665 options to employee. The right to exercise these options shall vest and become 25% exercisable on the first anniversary of when granted, with the exception that 100% of options issued to one employee vested immediately. The remaining options shall vest and become exercisable ratably over the next 36 months, with the exception that options issued to 2 employees shall vest and become exercisable over 18 months and option issued to one employee shall vest and become exercisable as of the effective date of the Option Agreement. The exercise price is $0.48 per share and will expire ten years from the grant date, unless terminated earlier as provided by the Option Agreements.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: expected volatility was based on historical trading in the company's stock. The expected term of options granted was determined using the simplified method under SAB 107 and represents one-half the exercise period. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. The Company has estimated there will be no forfeitures.

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the three months ended  December 31, 2013:

Risk-free interest rate 1% - 2%

Expected option life 5 – 6 years

Expected volatility 300%

Expected dividend yield 0.0 & 0.0%

At December 31, 2013, 1,657,778 options are exercisable and the Company recognized $1,053,755 of stock options expenses during the three months ended December 31, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto.  This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward- looking statements.  These forward-looking statements are subject to certain risk s and uncertainties that could cause actual results to differ materially from our predictions.

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

In order to build distribution the Company is first determining the total distribution launch cost among the potential channels as each has their own upfront and recurring cost structure.  Under investigation are the following company directed channels:

•         direct – coffeeblenders.com shopping via search and digital marketing e-commerce affiliates (such as Amazon)

•         select health and wellness retailers key mass/grocery retailers Club/Other

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

The Company plans going forward include the following milestones:

Milestone	Timing	Est. Cost/Funding Source
1. Finalize Products & Pricing • New Product Functions and Versions	December – February (Phase I) March-May (Phase II)	$25,000 (Phase I) $20,000 (Phase II) Previous Sale of Equities
2. Staff (retain and expand)	February - June	$20,000-30,000/Mo. Recurring Previous Sale of Equities
3. Launch Market and Promotion Plan • PR • Sampling • Advertising	January – Ongoing	$500,000-$750,000 Annual Previous and Future Sale of Equities + Product Contribution
4. Explore OEM/Private Label Opportunities	March – Ongoing	n/a

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

Results of Operations

From inception on November 9, 2011 through December 31, 2013, we have accumulated losses of $2,785,775. We attribute this loss to the discontinued business operations related to the sale of skin care products, Torque energy drinks and New Zealand bottled water.

We are presently in the development phase of our new product platform for functional beverages and we can provide no assurance that we will be able to attain profitability.

From inception through December 31, 2013, we earned revenues of $122,232 from sales of our products and incurred operating expenses in the amount of $2,664,114. These operating expenses included the research and the preparation of our business plan in addition to general and administrative expenses. We anticipate our operating expenses will increase as we further undertake our plan of operations. The increase will be attributed to costs associated with production, storage and delivery of our products as well as research and development of new products.

We expect sales in 2014 from our new products through a combination of direct to consumer through our website portal, product awareness as well as through affiliate online stores and retailers.

Liquidity and Capital Resources

As of December 31, 2013 we had cash (operating capital) of $686,946  and we have no long-term debt. We have not attained profitable operations since inception.   We expect to spend between $2 million - $4 million in expenses over the next 12 months.  Our current cash balance as of December 31, 2013 is not sufficient to fund our operations for the next twelve months.  Therefore, the Company intends to engage in additional financing through the sale of equity securities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item for Form 10-Q.

Item 4.  Controls and Procedures

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

PART II.

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no changes to our risk factors from those disclosed in our Form 10-K filed on January 14, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered Sales of Equity Securities during the quarter ending December 31, 2013.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

As disclosed in our From 10-K dated January 14, 2014, the Company completed a merger with its wholly owned subsidiary, Nuzee Co. Ltd. (the “Merger”) on December 19, 2013 whereby Nuzee Co., Ltd. (the “Subsidiary”) merged with and into the Company.  As a result of the merger, the Company assumed all of the assets and liabilities of the Subsidiary and the Subsidiary ceased to exist.  By virtue of the Merger, all shares of the subsidiary were cancelled.  The number of shares of the Company’s common stock issued and outstanding did not change.  True and correct copies of the Agreement and Plan of Merger between Nuzee, Inc. and NuZee Co., Ltd. dated November 29, 2013 and  the Articles of Exchange as filed with the Nevada Secretary of State on December 19, 2013 are filed concurrently herewith as Exhibits 2.1 and 3.1 respectively

On January 6, 2014, the Company’s Board of Directors approved to amend the Bylaws to change the date of the date of the annual meeting of shareholders from “the first week in January” to “within three months after the calendar year ends, commencing in 2014.”  The reason behind the amendment was to give the Company sufficient time to prepare and provide audited financial statements and the Company’s annual report to the shareholders.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger between Nuzee, Inc. and NuZee Co., Ltd. dated November 29, 2013.
3.1	Articles of Exchange between Nuzee, Inc. and Nuzee Co., Ltd. as filed with the Nevada Secretary of State on December 19, 2013.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 12, 2014	NUZEE, INC.

		By:	/s/ Craig Hagopian
Craig Hagopian, President, Chief Executive Officer (Principal Executive Officer)

Date:	February 12, 2014	.

		By:	/s/ Satoru Yukie
Satoru Yukie, Secretary, Treasurer, COO, Chief Financial Officer (Principal Financial Officer)