Form 10-Q
period 2014-03-31
NuZee, Inc.
filed 2014-05-15
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 9, 2014, NuZee, Inc. had 29,825,357 shares of common stock outstanding.

Table of Contents

PART I.

Item 1.       Financial Statements.

(a)       Balance Sheets as at March 31, 2014 (Unaudited) and September 30, 2013 (Audited).

(b)      Statement of Operations for the three months ended March 31, 2014 and 2013, for the six months ended March 31, 2014 and 2013 and for the cumulative period from inception (November 9, 2011) through March 31, 2014 (Unaudited).

(c)       Statement of Cash Flows for the six  months ended March 31, 2014 and 2013 and for the cumulative period from inception (November 9, 2011) through March 31, 2014 (Unaudited).

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

PART II.

Item 1.       Legal Proceedings

Item 1A.    Risk Factors

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.       Defaults Upon Senior Securities

Item 4.       Mine Safety Disclosures

Item 5.       Other Information

Item 6.       Exhibits

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of NuZee, Inc. contains “forward-looking statements” that may state our management’s plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business.  Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believes,” “estimates,” “projects,” “expects,” “intends,” “may,” “anticipates,” “plans,” “seeks,” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results.  These statements are not guarantees of future performance, and undue reliance should not be placed on these statements.  It is important to note that our actual results could differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Form 10-K filed on January 14, 2014 entitled “Risk Factors.”

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

Item 1.  Financial Statements.

Nuzee, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2014	September 30, 2013

ASSETS
Current Assets
Cash	$ 796,343	$ 1,110,661
Accounts Receivable	306	13,195
Related Party Receivables		139,661
Inventories	49,567	-
Prepaid expenses and deposits	46,891	16,896
Total current assets	893,107	1,280,413

Equipment, net	9,547	8,663

Total Assets	$ 902,654	$ 1,289,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 29,430	55,822
Advances from Stockholders'	-	50,000
Other Payable	102,000	-
Other Current Liabilities	51,642	9,563
Total Current Liabilities	183,072	115,385

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized, $0.00001 par value; 29,605,357 and 37,957,790 shares issued and outstanding	296	380
Additional paid in capital	4,161,027	2,556,349
Deficit accumulated during the development stage	(3,441,741)	(1,383,038)
Total Stockholders' Equity	719,582	1,173,691

Total Liabilities and Stockholders' Equity	$ 902,654	$ 1,289,076

The accompanying notes are an integral part of these unaudited consolidated financial statement.

Nuzee, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013	For the period from November 9, 2011 (Inception) to March 31, 2014

Revenues	$ 312	$ 20,387	$ 312	$ 57,211	$ 122,544
Cost of revenues	188	13,855	188	33,063	244,994
Gross profit (loss)	124	6,532	124	24,148	(122,450)
Operating expenses	656,135	229,260	2,059,015	427,338	3,320,249
Loss from operations	(656,011)	(222,728)	(2,058,891)	(403,190)	(3,442,699)

Other Income (Expense)	45	(42,818)	188	(42,210)	958
					-
Net loss	$ (655,966)	$ (265,546)	$ (2,058,703)	$ (445,400)	$ (3,441,741)

Basic and diluted loss per common share	$ (0.02)	$ (0.01)	$ (0.07)	$ (0.01)

Basic and diluted weighted average number of common shares outstanding	29,005,062	33,733,333	30,088,876	32,597,802

The accompanying notes are an integral part of these unaudited consolidatedfinancial statement.

Nuzee, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013	For the period from November 9, 2011 (Inception) to March 31, 2014
Operating Activities:
Net loss	$ (2,058,703)	$ (445,400)	$ (3,441,741)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock-based compensation	1,326,055	-	1,326,055
Depreciation	1,044	186	1,755
Provision for obsolete inventory	-	-	141,903
Changes in operating assets and liabilities:
Accounts Receivable	12,889	(502)	(306)
Related Party Receivables	-	(139,661)	(139,661)
Inventories	(49,567)	64,824	(191,470)
Prepaid expenses and deposits	(29,995)	(4,921)	(46,891)
Other Assets	-	42,818	-
Accounts payable	(26,392)	(55,845)	29,430
Other Current Liabilities	42,079	(6,111)	51,642

Net cash used by operating activities	(782,590)	(544,612)	(2,269,284)

Investing Activities:
Purchase of furniture and equipment	(1,928)	-	(11,302)
Net cash used by investing activities	(1,928)	-	(11,302)

Financing Activities:
Advances from Stockholders	-	540,000	199,710
Proceeds from pending issuance of common stock	102,000	-	102,000
Proceeds from issuance of common stock	368,200	249,390	2,775,219
Net cash provided by financing activities	470,200	789,390	3,076,929

Net change in cash	(314,318)	244,778	796,343
Cash, beginning of period	1,110,661	165,484	-
Cash, end of period	$ 796,343	$ 410,262	$ 796,343

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non Cash Investing and Financing Activities:
Common Stock issued for conversions of advance from stockholder	$ -	$ 150,610	$ 149,710
Common Stock issued in exchange for acquisition of intellectual property	$ -	$ -	$ 42,818
Cancellation of common stocks	$ (139,661)	$ -	$ (182,479)

The accompanying notes are an integral part of these unaudited consolidated financial statement.

Nuzee, Inc.

(A Development  Stage  Company)

NOTES  TO CONSOLIDATED  FINANCIAL  STATEMENTS

(Unaudited)

March 31, 2014

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

3.     COMMON STOCK

During March 2014, the Company sold 613,667 shares at $0.60 per share, for an aggregate purchase price of $368,200.

During March 2014, the Company received $102,000 in funds as deposits to be applied to the purchase of 170,000 shares of common stock.

4.  STOCK OPTIONS

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

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the three months ended March 31, 2014:

Risk-free interest rate 1% - 2%

Expected option life 5 – 6 years

Expected volatility 300%

Expected dividend yield 0.0%

At March 31, 2014, 2,011,945 options are exercisable and the Company recognized $1,326,055 of stock options expenses during the six months ended March 31, 2014.

5.  SUBSEQUENT EVENTS

During April 2014, the Company sold 220,000 shares at $0.60 per share, for an aggregate purchase price of $132,000.

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

Market Awareness, Growth Expansion

Over the next 12 months, the Company’s growth plans include continuing efforts to:

•         Launch distributors in Asia to introduce and distribute Coffee Blenders family of products as market awareness and interest in functional beverages is well understood.

•         Build a targeted distribution network for our Coffee Blenders functional beverages by signing the retailers that serve the K-cup and Coffee replenishment channels in the United States;

•         Increase awareness for Coffee Blenders through communications and sampling programs;

In April 2014, we officially launched the Coffee Blenders products through international press announcement and began stocking product for resell on Coffee Blenders.com and Amazon.com  The initial inventory purchased and marketed on Amazon website sold out in less than a week and reorders were stocked.  We plan to increase Amazon fulfillment and online marketing activity to build awareness and trial with consumers.  We also plan to accelerate our traction by using manufacturer representatives with food and beverage experience to identify channels to merchandise Coffee Blenders.  We will continue to invest in search engine marketing (SEM), social marketing and other digital campaigns designed to drive product purchase through direct channels – coffeeblenders.com shopping, digital marketing e-commerce affiliates (such as Amazon), and select health and wellness retailers key mass/grocery retailers Club/Other.

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

We embarked on researching and building brand and product awareness through editor/blogger outreach, created digital assets for banners and print, performed sampling at local universities, functions, events, etc.  With additional resources, we are exploring co-marketing programs such as:

a.   Coffee Equipment and Brewer Manufacturers – for example work with single-serve coffee machine and equipment manufactures to include our functional coffees with their hardware to co-market to their base of users.

b. Fitness and Health Associations – for example provide sampling and wholesale programs for professional groups to purchase our coffees with brewers for sampling and demonstration.

In conjunction with the above channel assessment, the Company is also exploring custom and private labeling whereby the company licenses the product formulation, trademarks, and other assets in the following ways:

1.      Multi-Level Marketing (MLM) Firms – for example enter into a private or OEM relationship to build functional coffees for an existing direct sales organization.

2.      Product Brands – for example license to coffee brands and roasters our proprietary functional ingredients  and know-how as a turnkey program to expand their product offering.

The Company plans going forward include the following milestones:

Milestone	Timing	Est. Cost/Funding Source
1. Refine Products & Pricing Improve Product Functions and Create Mew Versions, preparing “regular” coffee Line for Japan, Explore brewer solutions (Home and QSRs)	April – June	Sale of Equities

2. Refine Staff base on funding	May – August	$60,000 - $70,000/Mo. Recurring Sale of Equities

3. Strengthen branding awareness, sampling PR, Advertising	April – December	$500,000 - $750,000 Annual

4. Establish and validate traction over the next 6 months	June – November	Sale of Equities

5. Explore OEM/Private Label Opportunities and Launch US Investor Outreach by Securing Merriman Team	May – Ongoing	$5,000/Mo.

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

Results of Operations

From inception on November 9, 2011 through March 31, 2014, we have accumulated losses of $3,441,741. We attribute this loss to the discontinued business operations related to the sale of skin care products, Torque energy drinks and New Zealand bottled water.

We are presently in the development phase of our new product platform for functional beverages and we can provide no assurance that we will be able to attain profitability.

From inception through March 31, 2014, we earned revenues of $122,544 from sales of our products and incurred operating expenses in the amount of $3,320,249. These operating expenses included the research and the preparation of our business plan in addition to general and administrative expenses. We anticipate our operating expenses will increase as we further undertake our plan of operations. The increase will be attributed to costs associated with production, storage and delivery of our products as well as research and development of new products.

We expect sales in 2014 from our new products through a combination of direct to consumer through our website portal, product awareness as well as through affiliate online stores and retailers.

Liquidity and Capital Resources

As of March 31, 2014 we had cash (operating capital) of $796,343 and we have no long-term debt. We have not attained profitable operations since inception.   We expect to spend between $1 million - $2 million in expenses over the next 12 months.  Our current cash balance as of March 31, 2014 is not sufficient to fund our operations for the next twelve months.  Therefore, the Company intends to engage in additional financing through the sale of equity securities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered Sales of Equity Securities during the quarter ending March 31, 2014.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On March 17, 2014, the Company held the Annual Meeting of the Shareholders of the Corporation at 16955 Via Del Campo, San Diego, California, 92127.  The shareholders unanimously approved the directors nominated as directors of the Corporation, reappointment of Malone & Bailey as external audit firm of the Corporation for the fiscal year ended September 30, 2014, and the Nuzee, Inc. 2013 Stock Incentive Plan.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Data Files
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith

**   Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 15 2014	NUZEE, INC.

		By:	/s/ Craig Hagopian
Craig Hagopian, President, Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2014	.

		By:	/s/ Satoru Yukie
Satoru Yukie, Secretary, Treasurer, COO, Chief Financial Officer (Principal Financial Officer)