Form 10-Q
period 2014-06-30
NuZee, Inc.
filed 2014-08-19
CIK 1527613

UNITED STATES

SECURITIES AND  EXCHANGE  COMMISSION  WASHINGTON, D.C.    20549

FORM  10-Q

☒ QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the  quarterly  period  ended  June  30,  2014

☐  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934  For  the  transition  period  from     to

Commission File  No.  333-176684

                                                                         NUZEE, INC.

(exactname of registrant as specified in its charter)

                              Nevada                                                                                 38-3849791

(Stateor other jurisdiction of incorporation or organization)             (I.R.S.Employer Identification Number)

                                10815 Rancho Bernardo Road, Suite 250, San  Diego,  CA  92127

(Address of  principal  executive  offices)      (zip  code)

                                            (858) 549-6893  or toll  free  (855)  936-8933

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

Yes  ☐      No  ☐

(APPLICABLE ONLY  TO  CORPORATE  REGISTRANTS)

Indicate the  number  of  shares  outstanding  of  each  of  the  registrant’s  classes  of  common  stock, as  of  the  latest  practicable  date.  As  of  August  18,  2014,  NuZee,  Inc.  had  30,169,204  shares  of  common  stock  outstanding.

Table of  Contents
PART  I.

Item 1.        Financial  Statements.

(a)      Balance  Sheets  as  at  June 30,  2014  (Unaudited)  and  September  30,  2013  (Audited).

(b)     Statement  of  Operations  for  the  three and nine months  ended  June 30,  2014  and  2013    (Unaudited).

(c)      Statement  of  Cash  Flows  for  the  nine  months  ended  June 30,  2014  and  2013  (Unaudited).

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

Item 1.    Financial  Statements.

PART I.

Nuzee, Inc. CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30, 2014	September 30, 2013

ASSETS
Current Assets
Cash	$ 467,749	$ 1,110,661
Accounts Receivable	23,528	13,195
Related Party Receivables	-	139,661
Inventories	53,735	-
Prepaid expenses and deposits	92,734	16,896
Total current assets	637,746	1,280,413

Equipment, net	10,516	8,663

Total Assets	$ 648,262	$ 1,289,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	97,556	55,822
Advances from Stockholders'	-	50,000
Other Current Liabilities	16,961	9,563
Total Current Liabilities	114,517	115,385

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized, $0.00001 par value; 30,055,357 and 37,957,790 shares issued and outstanding	301	380
Additional paid in capital	4,592,947	2,556,349
Accumulated deficit	(4,059,503)	(1,383,038)
Total Stockholders' Equity	533,745	1,173,691

Total Liabilities and Stockholders' Equity	$ 648,262	$ 1,289,076

The accompanying notes are an integral part of these unaudited consolidated financial statement.

Nuzee, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013

Revenues	$ 59,159	$ 48,208	$ 59,471	$ 105,419
Cost of revenues	55,828	44,901	56,016	77,964
Gross profit	3,331	3,307	3,455	27,455
Operating expenses	618,605	299,684	2,677,620	727,022
Loss from operations	(615,274)	(296,377)	(2,674,165)	(699,567)

Other Income (Expense)	(2,488)	(800)	(2,300)	(43,010)

Net loss	$ (617,762)	$ (297,177)	$ (2,676,465)	$ (742,577)

Loss per share, Basic and diluted	$ (0.02)	$ (0.01)	$ (0.09)	$ (0.02)

Weighted average common shares outstanding, Basic and diluted	29,687,884	36,281,464	30,010,231	33,825,689

The accompanying notes are an integral part of these unaudited consolidated financial statement.

Nuzee, Inc STATEMENTS OF CASH FLOWS For the nine months ended June 30, 2014 and 2013 (Unaudited)

		2014	2013

Cash Flows from Operating Activities:
	Net loss	(2,676,465)	(742,577)
	Adjustments to reconcile net income to net cash used
	in operating activities:
	Depreciation expense	2,388	279
	Stock option expense	1,480,480	-
	Warrant expense	7,500
	Impairment of Intellectual Property	-	42,818
	(Increase) decrease in assets:
	Accounts receivable	(10,333)	(21,447)
	Inventory	(53,735)	7,896
	Prepayments and other current assets	(75,838)	(11,423)
	Related party receivable	-	(139,661)
	Increase (decrease) in liabilities:
	Accounts payable	41,734	(21,738)
	Other current liabilities	7,398	5,889

	Net Cash Provided by(Used in) Operating Activities	(1,276,871)	(879,964)

Cash Flows from Investing Activities:
Purchase of property and equipment		(4,241)	-

	Net Cash Used in Investing Activities	(4,241)	-

Cash Flows from Financing Activities:
Proceeds from sale of stock		638,200	249,390
Advances from stockholders		-	540,000

	Net Cash Provided by Financing Activities	638,200	789,390

	Net change in Cash	(642,912)	(90,574)

Cash, beginning of period		1,110,661	165,484

Cash, end of period		467,749	74,910

Supplemental Disclosure of cash flow information:
	Cash paid during the year for:
	Interest	-	-
	Income taxes	-	-

Non-cash Transaction
Cancellation of common stock		(139,661)	-
Common stock issued for settlement of advance from stockholder		-	640,610

The accompanying notes are an integral part of these unaudited financial statements

Nuzee, Inc.

NOTES   TO  CONSOLIDATED    FINANCIAL  STATEMENTS

(Unaudited)

June 30,  2014

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

In the quarter ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

During April to June 2014,  the  Company  sold 450,000 shares at $0.60 per share, for an aggregate purchase price of $270,000.

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

The Black-Scholes  option  pricing  model  was  used  with  the  following  weighted  average  assumptions  for  options  granted  during  the  nine  months  ended  June 30,  2014:

Risk-free interest  rate  1%  -  2%  Expected  option  life  5 years Expected  volatility  300%

Expected dividend  yield  0.0%

At June 30,  2014,  2,535,902  options  are  exercisable  and  the  Company  recognized  $1,480,480  of  stock  options  expenses  during  the  nine  months  ended  June 30,  2014.

5.    STOCK WARRANTS

During nine months ended June 30, 2014, the Company granted 100,000 warrants to advisors.  The right to exercise these warrants shall vest in equal eight quarterly installments over the twenty-four (24) months following the date their vesting begins, subject to their continued engagement as a service provider though each such date. The  exercise  price  equal to the current fair market value per  share on the date of grant and  will  expire  ten  years  from  the  grant  date,  unless  terminated  earlier  as  provided  by  the  Warrant Agreements.

The Black-Scholes  warrant  pricing  model  was  used  with  the  following  weighted  average  assumptions  for  options  granted  during  the  nine  months  ended  June 30,  2014:

Risk-free interest  rate  2.53%

Expected  life  10 years

Expected  volatility  300%

Expected dividend  yield   0.0%

At June 30,  2014,  12,500  warrants are  exercisable  and  the  Company  recognized  $7,500  of  warrant  expenses  during  the  nine  months  ended  June 30,  2014.

6.    SUBSEQUENT  EVENTS

During July  2014,  the  Company  sold  113,847  shares  at  $0.60  per  share,  for  an aggregate  purchase  price  of  $68,308.

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

Plan of  Operations

Short Term  Goals  (12  Months)  Market  Awareness,  Growth Expansion

Based on the initial commercial launch and availability of the product,  the  Company’s  growth  plans  include  continuing  efforts  to:

•   Launch  distributors  in  Asia  to  introduce  and  distribute  Coffee  Blenders  family  of  products  as  market  awareness  and  interest  in  functional  beverages  is  well  understood.

•   Build  a  targeted  distribution  network  in the United States for  our  Coffee  Blenders  functional  beverages  by  signing  retailers  that  serve  the  mass consumer K-cup  and  Coffee  replenishment  channels;

•   Increase  awareness  for  Coffee  Blenders  through  direct communications  and  sampling  programs;

In April  2014,  we  officially  launched  the  Coffee  Blenders  products  through  international  press  announcement  and  began  stocking  product  for  resell  on  Coffee  Blenders.com  and Amazon.com.  In the most recent quarter we augmented our direct efforts and started to supply product to regional and national coffee distributors.

Furthermore, the Company plans to pursue direct and indirect distribution to select retailers nationwide. As a result, the Company invested in a new formula and product development effort in order to achieve retail channel price points.  In addition, the Company hired a new VP of Business Development and Sales with significant experience in the retail and beverage channels to accelerate our launch.  We are very encouraged by the initial interest and traction received from retailers and expect Coffee Blenders to be available for purchase in regional specialty chains by the end of the year that focus on premium quality coffee offerings for their customers.  Product availability is pending for national and regional chain with announcements to follow.

We embarked  on  researching  and  building  brand  and  product  awareness  through  editor/blogger  outreach,  digital advertising campaigns and  product sampling  at  local  universities,  functions,  events, etc.    The initial results are encouraging and the Company plans to continue to selectively participate in events.  In the current quarter we also explored  co-marketing  programs  with Fitness and Health associations (e.g. health professionals and wellness organizations) and believe they also provide a solid opportunity to build brand and product awareness among their based of clients.  Joint sponsorship programs with companies are in development.  The Company hopes to announce sponsors in the coming months.

We saw mixed results from our search  engine  marketing  (SEM) and social outreach programs.  As a result, we will continue to invest in digital marketing only where it provides a return on investment that covers the shipping expenses associated with sampling the product.

For each of the above initiatives, we continue to measure overall results using  a  host  of  costing  parameters  not  limited  to  the  following:  product  slotting  fees,  overall  margin  requirements,  retail activation costs, market development  fees,  return  allowances,  broadcast  advertising  and  promotional  marketing  plans,  in-store  and  channel  detailing,  product  sampling  and  customer  demoing  as  well  as  transportation  and  logistics  cost, cross dock  fees,  shelf-life  expiration  swaps,  and initial  and  recurring  inventory  loading  levels in order to

The Company  plans  going  forward  include  the  following  milestones:

Milestone	Timing	Est. Cost/Funding Source
1. Refine Products & Pricing Improve Product Functions and Create New Versions, preparing “regular” coffee Line for Japan, Explore brewer solutions (Home and QSRs)	2nd Half 2014	Sale of Equities

2. Refine Staff and align operations based on funding	August - October	$50,000-$60,000/Mo. Recurring Sale of Equities

3. Focus on International and U.S. distribution	September – December	$150,000-300,000Sale of Equities

4. Establish and validate traction by channel	Ongoing

5. Explore OEM/Private Label Opportunities and secure additional funding from current investors.	Ongoing

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

Results of  Operations

Comparison of the three months ended June 30, 2014 and 2013

For the three months ended June 30, 2014 we have earned revenues of $59,159 from the launch of Coffee Blenders products through international press announcement and began stocking product for resell on coffeeblenders.com and amazon.com.  For the three months ended June 30, 2013 revenues of $48,208 were from the sale of discontinued operations of skin products, Torque energy drinks and New Zealand bottled water.

Operating expenses increased $311,421 or 104% from approximately $299,684 in the third quarter of 2013 to approximately $618,605 in the third quarter of 2014 due to stock compensation expenses, marketing expenses and personnel costs.

Comparison of the nine month ended June 30, 2014 and 2013

For the nine month ended June 30, 2014 we have earned revenues of $59,471 from the launch of Coffee Blenders products through international press announcement and began stocking product for resell on coffeeblenders.com and amazon.com.  For the nine month ended June 30, 2013 revenues of $105,419 were from the sale of discontinued operations of skin products, Torque energy drinks and New Zealand bottled water.  Some of the products were sold at a significant discount in order to eliminate inventory.

Operating expenses increased $1,950,598 or 268% from approximately $727,022 in the nine month ended 2013 to approximately $2,677,620 in the nine month ended 2014 due to research and preparation of coffee blenders products, stock compensation expenses, marketing expenses, and personnel costs.

We are presently in the initial commercial launch of the Coffee Blenders products and we can provide no assurance that we will be able to attain profitability.

We expect sales growth in 2014 from our new products through a combination of direct to consumer through our website portal, product awareness as well as through affiliate online stores and distribution to select retailers nationwide.

Liquidity and  Capital  Resources

As of  June 30,  2014  we had  a cash balance of $467,749 and $1,110,661 at September 30, 2013.  Inventory increased to $53,735 as of June 30, 2014 from no inventory at September 30, 2013.  The increase was mainly due to discontinued operations of skin products, Torque energy drinks and New Zealand bottled water.  Related Party Receivables decreased from $139,661 at September 2013 to no related party receivable at June 30,2014.  See note 3 for more information on related party receivable.  Prepaid expenses and deposits increased by approximately 549% to $92,734 as of June 30, 2014 from $16,896 at September 30, 2013.  Total assets decreased by 50% from $1,289,076 at September 2013 to $648,262 at June 30, 2014.

As of June 30, 2014 we had current liabilities of $114,517 and $115,385 at September 30, 2013. Accounts Payable increased by approximately 75% to $97,556 as of June 30, 2014 from $55,822 at September 30, 2013.  The increase was mainly due to product costs, Directors & Officers insurance, and legal costs.  Advances from stockholders decreased from $50,000 at September 30, 2013 to $nil balance as of June 30, 2014.  Other Current Liabilities increased by approximately 77% to $16,961 as of June 30, 2014 from $9,563 at September 30, 2013 mainly due to legal fees accrual and deferred product costs.

Our current ratio decreased from 1110% in September 30, 2013 to 557% as of June 30, 2014.

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.  Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Our current  cash  balance  as  of  June 30,  2014  is  not  sufficient  to  fund  our  operations  for  the  next  twelve  months.    Therefore,  the  Company  intends  to  engage  in  additional  financing  through  the  sale  of  equity  securities.

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

PART II.

Item 1.    Legal  Proceedings

None.

Item 1A.    Risk  Factors

There have  been no  changes  to  our  risk  factors  from  those  disclosed  in  our  Form  10-K  filed  on  January  14,  2014.  Item 2.    Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

There were  no  unregistered  Sales  of  Equity  Securities  during  the  quarter  ending  June 30,  2014.

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

DEPARTURE OF OFFICERS AND DIRECTORS

On August 4, 2014, Fernando Corona tendered his resignation as one of the Company’s Directors.  Mr. Corona’s resignation, which was effective immediately, was not due to any disagreements with the Company’s operations, policies or practices.  A copy of Mr. Corona’s Letter of Resignation dated August 4, 2014  is filed herewith as Exhibit 17.1.

On August 11, 2014, Arata Matsushima tendered his resignation as one of the Company’s Directors.  Mr. Matsushima’s resignation was effective immediately.  A copy of Mr. Matsushima’s Letter of Resignation dated August 11, 2014 , which does not state any disagreements with the Company’s operations, policies or practices, is filed herewith as Exhibit 17.2.

On August 11, 2014, Craig Hagopian tendered his resignation as the Company’s President and CEO and  Director, to be effective on August 19, 2014.  Mr. Hagopian’s resignation resulted from a disagreement with the Company on a matter relating to the Company’s operations, policies or practices.  A copy of Mr. Hagopian’s Letter of Resignation dated August 4, 2014, which contains his reason for resigning, is filed herewith as Exhibit 17.3.

On August 11, 2014, Satoru Yukie tendered his resignation as the Company’s CFO, COO, Secretary, Treasurer and  Director, to be effective on August 19, 2014.  Mr. Yukie’s resignation resulted from a disagreement with the Company on a matter relating to the Company’s operations, policies or practices.  A copy of Mr. Yukie’s Letter of Resignation dated August 4, 2014, which contains his reason for resigning, is filed herewith as Exhibit 17.4.

The Registrant believes that the following circumstances may have represented the disagreements that might, in whole or in part, caused or contributed to the resignation of Mssrs. Hagopian and Yukie, and most likely affected the resignation decision of Mr. Matsushima.

At a Special Meeting of the Company’s Board of Directors which took place on August 4, 2014, the Chairman of the Board recommended several changes to the Company’s executive team.  Specifically, Mr. Higashida desired to take on the role as the Company’s CFO.  Mr. Yukie would retain his position as the Company’s COO, Secretary and Treasurer.  Additionally, to reduce the Company’s expenses, the Chairman recommended that Mr. Yukie’s salary be reduced.  These recommendations were not due to any disagreements that the Board had with Mr. Yukie, or dissatisfaction with Mr. Yukie’s performance.

At the August 4, 2014 meeting, the Chairman also recommended that Mr. Hagopian’s role be modified to include a portion of Mr. Yukie’s responsibilities.  In order to control the Company’s expenses, the Chairman recommended that Mr. Hagopian’s salary would be changed whereby  he would receive 50% of his normal salary and 50% would be paid in the form of Company stock.

The above-mentioned recommendations were only discussed at the August 4th meeting.  No motions were made or resolutions approved.  Rather, the Board decided to continue the meeting until August 11, 2014.  On August 11, 2014, the Board approved the changes recommended by the Chairman at the August 4, 2014 Board Meeting.  The resignations of Mssrs. Hagopian and Yukie followed, then the resignation of Mr. Matsushima.

Mssrs. Hagopian and Yukie both offered to remain  with the Company, keeping their positions as Directors and as President/CEO and CFO/COO/Secretary/Treasurer respectively until the Company’s upcoming 10-Q for the period ending June 30, 2014 is filed with the Securities and Exchange Commission.  The latest date to file the 10-Q will be August 19, 2014.

ELECTION OF OFFICERS AND DIRECTORS

On August 12, 2014, the Company’s Board of Directors (which consisted of Mssrs. Higashida, Hagopian and Yukie) appointed Mr. Higashida as the Company’s President, CEO, CFO, COO, Secretary and Treasurer to be effective on August 19, 2014.

A copy of this Form 10-Q has been furnished to the Directors whose resignation is addressed in this filing, as required by item 5.02(a)(3)(i) of Form 8-K and has requested that each Director furnish a letter addressed to the Company stating whether he agrees with the statements made by the Company herein and, if not, stating the respects in which he or she does not agree.  The Company will file a Form 8-K to disclose the receipt of such correspondence from any departing Director.

Item 6.   Exhibits

EXHIBIT NO.	DESCRIPTION
17.1*	Resignation Letter of Fernando Corona dated August 4, 2014
17.2*	Resignation Letter of Arata Matsushima dated August 11, 2014
17.3*	Resignation Letter of Craig Hagopian dated August 11, 2014
17.4*	Resignation Letter of Satoru Yukie dated August 11, 2014
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as
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

Date:         August 19, 2014                                                                                                                                                       NUZEE, INC.

By:     /s/ Craig Hagopian
           Craig Hagopian, President, Chief Executive
          Officer (Principal Executive Officer)

Date:         August 19,  2014                                                         .

By:    /s/ Satoru Yukie
         SatoruYukie, Secretary, Treasurer, COO,
          Chief Financial Officer (Principal Financial Officer)