Form 10-K
period 2014-09-30
NuZee, Inc.
filed 2015-02-12
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     September 30, 2014

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 333-176684

NUZEE, INC.
(exact name of registrant as specified in its charter)

NEVADA	38-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10815 Rancho Bernardo Road Suite 250 San Diego, CA 92127
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code --  (858) 385-9090 or toll-free 855-936-8933

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                          Yes  ☐  No ☒

As of February 6, 2015 Nuzee, Inc. had 27,443,718 shares of common stock outstanding.

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

 REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “Nuzee” and the “Company” mean Nuzee, Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933 , as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934 , as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

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

Up until September 30, 2013, our primary business was the distribution of natural and organic products produced by 3rd parties.  These legacy product lines which included New Zealand bottled spring water, natural and organic skincare from New Zealand as well as the Torque TM energy drinks were phased out and/or discontinued in 2014 as the Company believed its best near and long term success was to focus resources on our own product line of functional beverages which will enable the Company to control, develop, manufacture and promote its brands from the United States.

During the 2013 fiscal year we began researching and investigating the viability of a new product platform for functional beverages, and started producing our first family of functional beverages in early 2014.  These products are considered healthy alternatives, with all natural ingredients and provide an added wellness benefit when compared to the traditional non-fortified version of the same beverage.

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

We sell our products directly to consumers through our website portal (in final development) as well as through affiliate online stores and retailers.

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

Coffee Blenders

Coffee Blenders TM	Product Branding and Packaging
www.coffeeblenders.com Escape for Stress Reduction Lean for Weight Loss Focus for Cognitive Performance

The company will make Coffee Blenders TM available in the first quarter of 2014. We believe Coffee Blenders to be the first line of gourmet specialty grade coffee offered in convenient K-Cups® using only natural ingredients with clinically supported branded nutraceuticals.

Each Coffee Blenders K-cup® will include a total of 11 grams of coffee plus natural ingredients and come in retail packaging of 15 K-Cup packs per box.  We also sell Coffee Blenders in stick packs and Lotus-cups for international markets where Keurig brewers are not as popular or available.

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

We  initially launched three functional varieties called Lean (for weight loss), Focus (for cognitive performance) and Escape (for stress reduction). The current family of products all utilize GRAS (Generally Recognized As Safe) ingredients that are also supported by clinical studies using the exact strengthen and dosage recommended by our ingredient partner’s claims and research. Based on market feedback we anticipate introducing another set of functions in the second half of 2015. The Company is in the preliminary product development stages in determining the expansion of new functions and ingredients.

Our Strategy

Our objective is to be a profitable, leading provider of functional beverages. Elements of our business strategy for 2015 include:

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

Distribution Partners -- we will target outlets and distributors that are engaged in selling beverages such as coffee or teas as well as those who focus on health and wellness products.  All products will be sold on a purchase order basis using standard terms and conditions associated with wholesale procurement with minimum order quantities. We supply products to these customers on a purchase order basis.

Sales and Marketing

As an emerging product brand we believe that a significant amount of capital is required to generate sales in 2015. We plan to implement a four stage approach:

1.       Build Awareness and Consideration

2.       Generate Trial

3.       Drive Initial Sales

4.       Drive Repeat Sales

We anticipate the need to spend more than one million in target marketing, sampling and test advertising (stages #1 and #2) in 2015. We will use the learning from our advertising campaigns to determine the optimal cost of acquisition in order to scale the business appropriately. We also plan to implement a loyalty club program to encourage repeat orders. Once the Company has metrics on the successfully conversion rate (i.e. from initial sale to repeat order) management will then be in a position to determine our cash requirements to sustain and grow the business.

At this time, most of our products will be sold around the world under the “COFFEE BLENDERS” brand name. However, the Company will consider private label arrangements if the margin structure and distribution potential are economically viable.

Manufacturing

We plan to use third party contract manufacturers to provide finished products and goods. We have agreements in place with suppliers and partners for all components required to deliver a finished Coffee Blenders product.  Currently, the Company has not made any long-term commitments to any suppliers or production partners that will burden or impair the Company’s ability to operate.

We currently purchase our nutraceuticals, Svetol (green coffee bean extract) and Cereboost (American Ginseng extract), from Naturex, Inc. (“Naturex”)  Pursuant to license agreements with Naturex, in order to maintain our license, we are required to purchase an annual minimum amount of product.

We purchase coffee from Intazza located in Murietta, California on a purchase order basis.

All of the raw products (ground coffee and nutraceuticals) are sent to Core Supplement Technology, Inc. (“Core”) for mixing into our proprietary blends.  We do not have a written agreement with Core.   Rather, all services performed by Core are on a purchase order basis.  After Core mixes our coffees, the final product is shipped to our co-packer Cafejo, or our other packager Cafejo, for packaging into single-serving containers commonly known as “K cups” and boxed for retail sales.

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

In 2013, our product development initiatives included:

$15,000 developing a raw ingredient selection, blending and flavoring for Coffee Blenders;

For 2014, our research and development initiatives were concentrated on the following projects:

·         Continued development of our Coffee Blenders series with new functions and ingredients;

·         Research of instant coffee with micro-grounds for stick packs.

·         Development of functional beverages beyond coffee such as teas or hot chocolate

For 2015, our research and development initiatives will be concentrated on the following:

·         Active Cup (Sports endurance)

·         Ready to Drink Functional Coffee

Intellectual Property

In 2013 and 2014, Nuzee filed for trademark registrations in the United States on several marks it intends to use in the beverage industry and is in the process of submitting additional related trademark applications.  To date, the trademark, “Coffee Blenders,” has been registered in our name.  The other trademark applications are in the process of being reviewed by the U.S. Patent Office.  The Company intends to continue growing its trademark portfolio in the United States with other related slogans and brands, as those products come closer to launch.  The Company further intends to expand its brand protections outside of the United States, in line with its prospective international growth.

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

Employees

As of September 30, 2014, we had a total of five full-time employees. All employees are located in San Diego.

At September 30, 2014, we had a total of two consultants, one performing management support and financial/accounting support.

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

We generated a net loss of $3,166,561 for the year ended September 30, 2014 and therefore we cannot guarantee that we will be successful in building a functional beverage business in future periods.

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

We will compete indirectly with major international beverage companies including but not limited to: Green Mountain Coffee Roasters, the Coca-Cola Company; PepsiCo, Inc.; Nestlé; Kraft Foods Group, Inc.; and Starbucks. These companies have established market presence in the United States, and offer a variety of beverages that are substitutes to our product. We face potential direct competition from such companies, because they have the financial resources, and access to manufacturing and distribution channels to rapidly enter the health food and beverage market.

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

A significant portion of our distribution network and its success depend on the performance of third parties. Any non-performance or deficient performance by such parties may undermine our operations, profitability, and result in total loss to your investment. To distribute our product, we will use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our product to consumers. The success of this network will depend on the performance of the brokers, distributors and retailers of this network. There is a risk that a broker, distributor, or retailer may refuse to or cease to market or carry our product. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our product in localities that may not be receptive to our product. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sale activities. We also need to maintain good commercial relationships with third-party brokers, distributors and retails so that they will promote and carry our product. Any adverse consequences resulting from the performance of third-parties or our relationship with them could undermine our operations, profitability and may result in total loss of your investment.

We depend on third party manufacturers and ingredients providers to produce all of our products.

Our reliance on third party manufacturers and providers exposes us to a number of risks that are beyond our control, including:

·         Unexpected increases in production costs;

·         Unexpected scheduling delays;

·        Unexpected shortage of ingredients;

·         Loss of priority assignment of any and all supplies and materials;

·         The failure from any of our partners to deliver components or finished goods.

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

Risks Related to Our Stock

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

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 30,599,719  shares of common stock and no share of preferred stock are issued and outstanding as of the date hereof.  Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 2.          PROPERTIES.

Our principal executive office is located at 10815 Rancho Bernardo Road, Suite 250, San Diego, California 92127.  We lease these facilities on an annual basis at a cost of $5,140 per month.  We also lease warehouse space located at 2245 Enterprise Street, Escondido, California 92029 on an annual basis at a cost of $775 per month.  Our warehouse lease expires on January 31, 2015. We believe these facilities are suitable for our current needs.

ITEM 3.          LEGAL PROCEEDINGS.

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

None.

 PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                         SECURITIES.

Market Information.

Since October 2012, our shares of common stock have been listed for quotation on OTC Markets, under the stock symbol "HVFI.” Our symbol changed to “NUZE” during May 2013 in connection with our reverse merger.  The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by OTC Markets. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
Quarters Ended	HIGH	LOW
September 30, 2014	$ 1.00	$ 0.50
June 30, 2014	1.00	0.00
March 31, 2014	0.00	0.00
December 31, 2013	0.00	0.00
September 31, 2013	0.00	0.00
June 30, 2013	0.00	0.00
March 3, 2013	0.00	0.00
December 31, 2012	0.00	0.00

 Number of Shareholders.

As of September 30, 2014 the stockholders list for our common stock showed 148 registered stockholders and 30,599,790 shares of common stock issued and outstanding.  The transfer agent of our common stock is QuickSilver Stock Transfer, 6623 Las Vegas Blvd South #255, Las Vegas, Nevada 89119.

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

Sales of Unregistered Securities.

During March  2014,  the  Company  sold  653,667 shares of our common stock, par value $0.00001, at  $0.60  per  share,  for  an aggregate  purchase  price  of  $392,200.

During April to June 2014, the Company sold 400,000 shares of our common stock, par value $0.00001, at $0.60 per share, for an aggregate purchase price of $240,020.

During July through September, the Company sold 544,362 shares of our common stock, par value $0.00001, at $0.60 per share, for an aggregate purchase price of $332,597.

The above-mentioned sales of our securities were made to non-U.S. persons (as the term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the registration exemption provide for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities.

On September 4, 2014, the Company entered into a Separation and Stock Repurchase Agreement (“Agreement”) with Craig Hagopian (“Hagopian”) and Satoru Yukie (“Yukie”).  The Agreement, which was made in connection with the August 19, 2014 resignations of Hagopian and Yukie, provided that the Company repurchase 1,216,000 shares of the Company’s common stock owned by Hagopian and 1,520,000 shares owned by Yukie for a purchase price of $52,500 to each of Hagopian and Yukie.

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

On September 4, 2014, the Company entered into a Separation and Stock Repurchase Agreement with Craig Hagopian (“Hagopian”) and Satoru Yukie (“Yukie”).  The Agreement, which was made in connection with the August 19, 2014, provided for automatic cancellation of all stock options or other rights to acquire equity securities of the Company held by them.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.          MANAGEMENT'S DISCUSSION OF AND ANALYSIS OF FINANCIAL

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

 Results of Operations

From inception on November 9, 2011 through September 30, 2014, we have accumulated losses of $4,518,766. This loss was attributed to $4,233,708 of operating expenses.

We are presently in the development phase of our new product platform for functional beverages and we can provide no assurance that we will be able to attain profitability.

From inception through September 30, 2014, we earned revenues of $193,994 from sales of our products and incurred operating expenses in the amount of $4,233,708. These operating expenses included the research and the preparation of our business plan in addition to general and administrative expenses. We anticipate our operating expenses will increase as we further undertake our plan of operations. The increase will be attributed to costs associated with production, storage and delivery of our products as well as research and development of new products.

We expect sales in 2015 from our new products through a combination of direct to consumer through our website portal, product awareness as well as through affiliate online stores and retailers.

Liquidity and Capital Resources

During March  2014,  the  Company  sold  653,667  shares of our common stock, par value $0.00001, at  $0.60  per  share,  for  an aggregate  purchase  price  of  $392,200.

During April to June 2014, the Company sold 400,000 shares of our common stock, par value $0.00001, at $0.60 per share, for an aggregate purchase price of $240,020.

During the period from July through September 2014, the Company sold 554,362 shares of our common stock, par value $0.00001, at $0.60 per share, for an aggregate purchase price of $332,597.

The above-mentioned sales of our securities were made to non-U.S. persons (as the term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the registration exemption provide for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

As of September 30, 2014 we had cash (operating capital) of $238,160 and we have no long-term debt. We have not attained profitable operations since inception. We expect to spend between $2 million - $4 million in expenses over the next 12 months.  Our current cash balance as of September 30, 2014 is not sufficient to fund our operations for the next twelve months.  Therefore, the Company will engage in additional financing through the sale of equity securities.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to our  Financial Statements and the Report of Independent Registered Public Accounting Firm appears in Part III of this Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, management's evaluation was based on the following material weaknesses, which existed as of September 30, 2014:

•         Financial Reporting Systems: We did not maintain a fully integrated financial d reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. The Company is not an "accelerated filer" for the fiscal year ended September 30, 2014 because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended September 30, 2014.  Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

NAME	AGE	POSITION(S) AND OFFICE(S) HELD
Masa Higashida	43	President, Chief Executive Officer, Secretary, Treasurer, Chief Operations Officer, Chief Financial Officer, Director (Chairman)

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Masateru (“Masa”) Higashida, President, CEO, Secretary Treasurer, COO, CFO and Director

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

Limitation of Liability of Directors and Officers

Pursuant to Nevada Law, our Articles of Incorporation exclude personal liability for our Directors and Officers for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director or Officer receives an improper personal benefit. This exclusion of liability does not limit any right which a Director or Officer may have to be indemnified and does not affect any Director's or Officer’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors and officers against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director or officer if he or she acted in good faith and in a manner he believed to be in our best interests.

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

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Masateru Higashida President, CEO, CFO, COO, Secretary, Treasurer (1)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
Craig Hagopian, President, CEO(2)	2014	$135,493	0	0(1)	0	0	0	0	$135,493
	2013	66,346	0	0	0	0	0	0	66,346
Satoru Yukie CFO, COO, Secretary, Treasurer(3)	2014	$133,558	0	0(2)	0	0	0	0	$133,558
	2013	66,346	0	0	0	0	0	0	66,346

Haisam Hammie (4)	2014	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2013	0	0	0	0	0	0	0	0

(1)                   Masateru Higashida was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and COO on August 19, 2014.

(2)                 Craig Hagopian served as our President and Chief Executive Officer from April 19, 2013 through August 19, 2014.  On September 14, 2014, the Company entered into a Separation and Stock Repurchase agreement which provided for cancellation of all stock options granted to Mr. Hagopian in October 2013.

(3)                 Satoru Yukie served as our Chief Financial Officer, Treasurer, Secretary, Chief Operations Officer from April 19, 2013 through August 19, 2014.  On September 14, 2014, the Company entered into a Separation and Stock Repurchase agreement which provided for cancellation of all stock options granted to Mr. Yukie in October 2013.

(4)                 Haisam Hammie resigned as the Company's sole officer on the closing of the Share Exchange Agreement on April 19, 2013.

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

Outstanding Equity Awards At Fiscal Year-End

No named executive officer or director holds exercisable or unexercisable options, as of the years ended September 30, 2014 and 2013.

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

ITEM 12.        SECURITY OWERSHIIP OF CERTAIN BENEFICIAL OWNERS AND

                        MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 23, 2015 , the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 27,443,719 shares of common stock issued and outstanding on January 23, 2015.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (1)
Executive Officers and Directors
Common	Masa Higashida	1. 14,233,633	2. 51.865
Total of All Executive Officers and Directors		3. 14,233,633	4. 51.865
Shareholders Holding 5% or Greater
Common	Masa Higashida	14,233,633	51.865
Common	Travis Gorney	1,520,000	5.539
Common	Arata Matsushima	1,520,000	5.539
Total of All Shareholders With 5% or Greater		17,273,633	62.948

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

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors. We do not consider our sole director as “independent” as the term “independent” is defined by the rules of the NASDAQ Stock Market.

Review, Approval Or Ratification Of Transactions With Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us by MaloneBailey LLP for professional services rendered for the fiscal years ended September 30, 2014 and 2013:

	2014 FEES	2013 FEES
FEE CATEGORY
Audit Fees (Malone & Bailey)	$27,200	$ 16,500

Tax Fees	0	0
Audit-Related Fees	2,400	0
TOTAL FEES	$29,600	$ 16,500

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

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Form 10-K:

The following exhibits are hereby filed as part of this Annual Report on Form 10-K or incorporated by reference:

EXHIBIT NO.	DESCRIPTION
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**      Interactive  Data  Files

101.INS  XBRL Instance  Document

101.SCH  XBRL Taxonomy  Extension  Schema  Document

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB  XBRL  Taxonomy  Extension  Label  Linkbase  Document

101.PRE  XBRL Taxonomy  Extension  Presentation  Linkbase  Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2015.

Nuzee, Inc.

By:       /s/ Masateru Higashida

Name:  Masateru Higashida

Title:    President, Chief Executive Officer
(Principal Executive Officer), Chief
Financial Officer (Principal Financial
Officer), Secretary, Treasurer, COO and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on February 12, 2015.

Nuzee, Inc.

By:       /s/ Masateru Higashida

Name:  Masateru Higashida

Title:    President, Chief Executive Officer
(Principal Executive Officer), Chief
Financial Officer (Principal Financial
Officer), Secretary, Treasurer, COO and
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Nuzee, Inc.

San Diego, CA 92127

We have audited the accompanying balance sheets of Nuzee, Inc. (the “Company”) as of September 30, 2014 and 2013, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the period ended September 30, 2014 and 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nuzee, Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years ended September 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP www.malone-bailey.com
Houston, Texas

February 11, 2015

Nuzee, Inc.

BALANCE SHEETS

	September 30, 2014	September 30, 2013

ASSETS
Current Assets
Cash	$238,160	$1,110,661
Accounts receivable	5,205	13,195
Related party receivable	-	139,661
Inventories	50,881	-
Prepaid expenses and deposits	69,099	16,896
Total current assets	363,345	1,280,413

Equipment, net	33,368	8,663

Total Assets	$396,713	$1,289,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$43,384	$55,822
Advances from Stockholders'	-	50,000
Other current liabilities	8,180	9,563
Total Current Liabilities	51,564	115,385

Stockholders' Equity
Preferred stock; 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized, $0.00001 par value; 30,599,719 and 37,957,790 shares issued and outstanding	306	380
Additional paid in capital	4,968,609	2,556,349
Accumulated deficit	(4,518,766)	(1,383,038)
Less: treasury stock, at cost (2,736,000 shares repurchased, 0.03838 per share)	(105,000)	-
Total Stockholders' Equity	345,149	1,173,691

Total Liabilities and Stockholders' Equity	$396,713	$1,289,076

The accompanying notes are an integral part of these audited financial statements.

F2

Nuzee, Inc.

STATEMENTS OF OPERATIONS

	Year Ended September 30, 2014	Year Ended September 30, 2013

Revenues	$71,762	$122,232
Cost of revenues	59,005	155,254
Gross profit (loss)	12,757	(33,022)
Operating expenses	3,146,188	1,065,728
Loss from operations	(3,133,431)	(1,098,750)

Other income	216	770
Other expenses	2,513	-

Net loss	$(3,135,728)	$(1,097,980)

Basic and diluted loss per common share	$(0.10)	$(0.03)

Basic and diluted weighted average number of common shares outstanding	30,121,020	34,915,497

  The accompanying notes are an integral part of these audited financial statements.

Nuzee, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the period from September 30, 2013 to September 30, 2014

Common stock			Additional			Total
			Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, September 30, 2012	30,400,000	$304	$347,103	$-	$(285,058)	$62,349

Common Stock issued for cash	7,150,207	72	2,102,358	-	-	2,102,430
Common stock issued for debt	1,247,583	12	149,698	-	-	149,710
Reverse merger adjustment	2,200,000	22	(22)	-	-	-
Common stock cancelled	(3,040,000)	(30)	(42,788)	-	-	(42,818)
Net loss	-	-	-	-	(1,097,980)	(1,097,980)

Balance, September 30, 2013	37,957,790	$380	$2,556,349	$-	$(1,383,038)	$1,173,691

Common Stock issued for cash	1,608,029	16	964,801	-	-	964,817
Common Stock cancelled	(8,966,100)	(90)	(89,571)	-		(89,661)
Common Stock repurchased	-	-	-	(105,000)	-	(105,000)
Fair Value of non-employee stock warrant	-	-	33,268	-	-	33,268
Fair Value of employee stock options	-	-	1,503,762	-	-	1,503,762
Net Loss	-	-	-	-	(3,135,728)	(3,135,728)

Balance September 30, 2014	30,599,719	$306	$4,968,609	$(105,000)	$(4,518,766)	$345,149

The accompanying notes are an integral part of these audited  financial statements

Nuzee, Inc.

STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2014	For the Year Ended September 30, 2013
Operating Activities:
Net loss	$(3,135,728)	$(1,097,980)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	3,249	587
Option expense	1,503,762	-
Warrant expense	33,268	-
Provision for obsolete inventory	-	61,481
Changes in operating assets and liabilities:
Accounts Receivable	7,990	(13,195)
Related Party Receivables	-	(139,661)
Inventories	(50,881)	11,761
Prepaid expenses and deposits	(52,203)	(1,959)
Accounts payable	(12,438)	(24,064)
Other Current Liabilities	(1,383)	2,552

Net cash used by operating activities	(1,704,364)	(1,200,478)

Investing Activities:
Purchase of equipment	(27,954)	(6,775)
Net cash used by investing activities	(27,954)	(6,775)

Financing Activities:
Advances from Stockholders	-	50,000
Proceeds from issuance of common stock	964,817	2,102,430
Purchase of treasury stock	(105,000)	-
Net cash provided by financing activities	859,817	2,152,430

Net change in cash	(872,501)	945,177
Cash, beginning of period	1,110,661	165,484
Cash, end of period	$238,160	$1,110,661

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non Cash Investing and Financing Activities:
Common Stock issued for conversions of advance from stockholder	$-	$149,710
Forgiveness of related party receivable	139,661	-
Forgiveness of debt	(50,000)	-
Cancellation of common stocks	$(89,661)	$(42,818)

The accompanying notes are an integral part of these audited financial statements

NUZEE, INC.

Notes to Financial Statements

September 30, 2014

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

Going Concern and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.  During the fiscal year ended September 30, 2014, the Company began researching and investigating the viability of a new product platform for functional beverages.

As of September 30, 2014 the Company had cash (operating capital) of $311,781 and had no long-term debt. The Company has not attained profitable operations since inception. The Company expects to spend between $1 million-$2 million in expenses over the next 12 months. Current cash balance as of September 30, 2014 is not sufficient to fund operations for the next twelve months. Therefore, the Company intends to engage in additional financing through the sale of equity securities.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring losses, large accumulated deficits, is dependent on the shareholder to provide additional funding for operating expenses and has no recurring revenues. These items raise substantial doubts about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2014.

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

Cost Recognition

Cost of products sold is primarily comprised of direct materials consumed in the manufacturing of primary coffee blender products. Cost of products sold also includes the cost to distribute products to customers, inbound freight costs and other shipping and handling activity.

Selling, General and Administrative Expense

Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, research and development costs, administrative and other indirect overhead costs, depreciation expense and other miscellaneous operating items. Due to researching and investigating the viability of a new product platform for functional beverages, the Company incurred large marketing expenses, research and development costs and related legal and professional expenses in the 2014 fiscal year. Personnel expenses, occupying a majority portion of SG&A, were 2,933,476 for the year ended September 30, 2014.

Cash Flow Presentation

The Statement of Cash Flows is prepared using the indirect method, which reconciles net loss to cash flow from operating activities. The reconciliation adjustments include the removal of timing differences between the occurrence of operating receipts and payments and their recognition in net loss. The adjustments also remove cash flows arising from investing and financing activities, which are presented separately from operating activities.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost or market, using the weighted average cost method or net realizable value. The Company review inventory levels at least annual and records a valuation allowance when appropriate. At September 30, 2014 and 2013 the Company concluded there was impairment of $0 and $61,481 to the carrying value  of the inventory of $50, 881 and $0 respectively, the amount reflected on the balance sheet is net of this adjustment.

Property, Plant and Equipment

Equipment is stated at cost. The Company depreciates equipment on a straight line basis. Office equipment is depreciated over a 3 year life, furniture over a 7 year life, and other assets over a 7 year life. Depreciation expense for the years ended September 30, 2014 and 2013 was $3,249 and $587, respectively. Repair and maintenance costs are expensed as incurred.

Samples

The Company distributes samples of its products as a component of its marketing program. Costs for samples are expensed at the time the samples are shipped.

Long-Lived Assets

In accordance with Financial Accounting Standards Board ( “ FASB ” ) Accounting Standards Codification ( “ ASC ” ) 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicated that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment losses were recognized for the years ended September 30, 2014 and 2013.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the  financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2014 and 2013.

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

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the year ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.

The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Stock-based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method.

3. RELATED PARTY TRANSACTIONS

During October 2013, the Company entered into a Compromise Agreement with the Company’s majority shareholder to settle the related party receivable. In consideration of the compromises contained in the agreement the Company’s majority shareholder agreed to forgive a note in the amount of $50,000, cancel 8,966,100 of common stock, and the Company forgave the related party receivable of $139,661.

4. INTELLECTUAL PROPERTY

The Company has been granted licenses to use the trademarks CEREBOOST and SVETOL in Company materials and on product packaging. Pursuant to the Trademark License Agreements dated October 11, 2013, the agreement may be terminated by either party, without cause, upon 30 days written notice. Additionally, if the Company fails to purchase the annual minimum amount (500 kg) of product from the licensor for any 12 month period, the licensor may terminate the Company’s license upon 15 days written notice. The Company was not in compliance with the Trademark License Agreements as of September 30, 2014.

5. COMMON STOCK

During October 2013, the Company cancelled 8,966,100 shares of common stock.

During March 2014, the Company sold 653,667 shares at $0.60 per share, for an aggregate purchase price of $392,200.

During April to June 2014, the Company sold 400,000 shares at $0.60 per share, for an aggregate purchase price of $240,020.

During July through September 2014, the Company sold 554,362 shares at $0.60 per share, for an aggregate purchase price of $332,597.

During September 2014, the Company repurchased 2,736,000 shares at an average cost of $0.03838 per share.

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

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the twelve months ended September 30, 2014:

Risk-free interest rate 1% - 2%

Expected option life 5 – 6 years

Expected volatility 300%

Expected dividend yield 0.0%

As of September 30, 2014, 2,929,652 options are exercisable and the Company recognized $1,503,762  of stock options expenses during the year ended September 30, 2014. $56,368 of stock options expenses will be recognized ratably over the next 33 months.

On August 19, 2014, Craig Hagopian tendered his resignation as the Company’s Director, President and CEO and Satoru Yukie tendered his resignation as the Company’s Director, CFO, COO, Treasurer and Secretary. Upon their resignation, 2,715,277 stock options granted to them  fully vested and 118,056 options will continue to vest in future periods until October 23, 2014; no options were forfeited..

7. STOCK WARRANTS

During April 2014, the Company granted 100,000 warrants to advisors for services. The right to exercise these warrants shall vest in equal eight quarterly installments over the twenty-four (24) months following the date their vesting begins, subject to their continued engagement as a service provider though each such date. The exercise price equal to the current fair market value per share on the date of grant and will expire ten years from the grant date, unless terminated earlier as provided by the Warrant Agreements.

The Black-Scholes warrant pricing model was used with the following weighted average assumptions for options granted during the twelve months ended September 30, 2014:

Risk-free interest rate 2.53%

Expected life 10 years

Expected volatility 300%

Expected dividend yield 0.0%

At September 30, 2014, 25,000 warrants are exercisable and the Company recognized $33,268 of warrant expenses during the twelve months ended September 30, 2014.

8. INCOME TAX

As of September 30, 2014 and September 30, 2013, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years' income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets. Net operating loss carry forward is $4,518,766  and $1,383,038 as of September 30, 2014 and 2013 and will begin expiring in 2032.

Deferred tax assets consisted of the following as of September 30, 2014 and 2013:

	2014	2013
Net Operating Losses	1,581,568	484,063
Valuation Allowance	(1,581,568)	(484,063)

9. SUBSEQUENT EVENTS

During November 2014 to January 2015, the Company sold 740,000 shares at an average cost of $0.30973 per share, for an aggregate purchase price of $229,200.

During January 2015, the Company cancelled 1,160,000 shares of common stock.