Form 10-Q
period 2014-12-31
NuZee, Inc.
filed 2015-02-23
CIK 1527613

UNITED STATES

SECURITIES AND  EXCHANGE  COMMISSION  WASHINGTON, D.C.    20549

FORM  10-Q

☒ QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the  quarterly  period  ended  December 31, 2014

☐  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934  For  the  transition  period  from     to

Commission File  No.  333-176684

NUZEE, INC.

____________________________________________________________________________________

(exactname of registrant as specified in its charter)

Nevada                                                       38-3849791

_________________________________________________________________

(State or  other  jurisdiction  of  incorporation  or  organization)

   _________________________________________________________________

(I.R.S. Employer  Identification  Number)

10815 Rancho Bernardo Road, Suite 250, San Diego, CA, 92127

_________________________________________________________________________________________

(Address of  principal  executive  offices)      (zip  code)

(858) 385-9090 or toll  free  (844)  936-8933

 ______________________________________________________________________________________________

(Registrant’s telephone  number,  including  area  code)  Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

Titlesof each class                                                    Nameof each exchange on which registered

________________________________________________________________________________________________

None                                                                                            N/A

Indicate by  check  mark  whether  the  registrant  (1)  has  filed  all  reports  required  to  be  filed  by  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  during  the  preceding  12  months  (or  for  such  shorter  period  that  the  registrant  was  required  to  file  such  reports),  and  (2)  has  been  subject  to  such  filing  requirements  for  the  past  90  days.   Yes    ☒No  ☐

Indicate by  check  mark  whether  the  registrant  has  submitted  electronically  and  posted  on  its  corporate  Web  site,  if  any,  every  Interactive  Data  File  required  to  be  submitted  and  posted  pursuant  to  Rule  405  of  Regulation  S-T  (§232.405  of  this  chapter)  during  the  preceding  12  months  (or  for  such shorter period that the registrant was        required to submit and post such files).                  Yes  ☒ No  ☐

Indicate   by    check    mark    whether    the    registrant    is    a   large    accelerated   filer,  an    accelerated   filer,  a   non-accelerated    filer    or    a   smaller    reporting  company.    See  definitions  of  “large  accelerated  filer,”  “accelerated  filer”  and  “smaller  reporting  company”  in  Rule  12b-2  of  the  Exchange  Act.

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

Indicate the  number  of  shares  outstanding  of  each  of  the  registrant’s  classes  of  common  stock, as  of  the  latest  practicable  date.  As  of  February 5, 2015  NuZee,  Inc.  had 27,443,718 shares  of  common  stock  outstanding.

Table of  Contents

PART  I.

Item 1.         Financial  Statements.

(a)      Balance  Sheets  at  Decemeber 31,  2014  (Unaudited)  and  September  30,  2014.

(b)     Statement  of  Operations  for  the  three months  ended  December 31,  2014  and  2013    (Unaudited).

(c)      Statement  of  Cash  Flows  for  the  three  months  ended  December 31,  2014  and  2013  (Unaudited).

(d)     Notes  to Financial Statements  (Unaudited).

Item 2.        Management’s  Discussion  and  Analysis  of  Financial  Condition  and  Results  of  Operations.
Item  3.       Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

Item 4.        Controls  and  Procedures

Item 1.         Legal  Proceedings  Item  1A.      Risk  Factors

PART II.

Item 2.         Unregistered Sales  of  Equity  Securities  and  Use  of  Proceeds
Item  3.        Defaults  Upon  Senior  Securities

Item 4.         Mine  Safety  Disclosures

Item  5.        Other Information

Item 6.         Exhibits

FORWARD-LOOKING INFORMATION

This Quarterly  Report  on  Form  10-Q  of  NuZee,  Inc. contains  “forward-looking  statements”  that  may  state  our  management’s  plans,  future  events,  objectives,  current  expectations,  estimates, forecasts,  assumptions  or  projections  about  the  company  and  its  business.    Any  statement  in  this  report  that  is  not  a  statement  of  historical  fact  is  a  forward-looking  statement,  and in  some  cases,  words  such  as  “believes,”  “estimates,”  “projects,”  “expects,”  “intends,”  “may,”  “anticipates,”  “plans,”  “seeks,”  and  similar  expressions  identify  forward-looking  statements.    Forward-looking  statements  involve  risks  and  uncertainties  that  could  cause  actual  outcomes  and  results  to  differ  materially  from the  anticipated  outcomes  or  results.    These  statements  are  not  guarantees  of  future  performance,  and  undue  reliance  should  not  be  placed  on  these  statements.    It  is  important  to  note  that  our  actual  results  could      differ  materially  from  what is  expressed  in  our  forward-looking  statements  due  to  the  risk  factors  described  in  the  section  of  our  Form  10-K  filed  on  February 12, 2015  entitled  “Risk  Factors.”

We undertake  no  obligation  to  update  publicly  any  forward-looking  statements,  whether  as  a  result  of  new  information,  future  events  or  otherwise.

PART I.

Item 1.    Financial  Statements.

Nuzee, Inc. BALANCE SHEETS (unaudited)

	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash	$139,203	$238,160
Accounts receivable	4,884	5,205
Inventories	83,963	50,881
Prepaid expenses and deposits	44,626	69,099
Total current assets	272,676	363,345

Equipment, net	31,750	33,368

Total assets	$304,426	$396,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	38,381	43,384
Other current liabilities	8,852	8,180
Total current liabilities	47,233	51,564

Stockholders' equity:
Preferred stock; 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-

Common stock; 100,000,000 shares authorized, $0.00001 par value; 30,619,719 and 30,599,719 shares issued;	306	306
Additional paid in capital	5,160,674	4,968,609
Accumulated deficit	(4,821,047)	(4,518,766)
Less: treasury stock, at cost (2,156,000 and 2,736,000 shares repurchased, $0.03838 per share)	(82,740)	(105,000)
Total stockholders' equity	257,193	345,149

Total liabilities and stockholders' equity	$304,426	$396,713

The accompanying notes are an integral part of these unaudited financial statements.

Nuzee, Inc. STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013

Revenues	$ 41,016	$ -
Cost of sales	35,517	-
Gross Profit (loss)	5,499	-

Operating expenses	306,980	1,402,880
Loss from operations	(301,481)	(1,402,880)

Other income	-	143

Other expense	800	-

Net loss	$ (302,281)	$ (1,402,737)

Basic and diluted loss per common share	$ (0.01)	$ 0.05
Basic and diluted weighted average number of common stock outstanding	28,099,371	31,135,757

The accompanying notes are an integral part of these unaudited financial statements.

Nuzee, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months Ended December 31, 2014	Three months Ended December 31, 2013

Operating activities:
Net loss	$(302,281)	$(1,402,737)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,618	468
Option expense	17,992	1,053,755
Warrant expense	9,134	-
Change in operating assets and liabilities:
Accounts receivable	321	13,195
Inventories	(33,082)	(35,421)
Prepaid expenses and deposits	24,473	(46,023)
Accounts payable	(5,004)	4,538
Other current liabilities	672	(9,563)

Net cash used by operating activities	(286,157)	(421,788)

Investing activities:
Purchase of equipment	-	(1,927)
Net cash used by investing activities	-	(1,927)

Financing activities:
Proceeds from insuance of common stock	13,200	-
Proceeds from insuance of treasury stock	174,000	-
Net cash provided by financing activities	187,200	-

Net change in cash	(98,957)	(423,715)
Cash, beginning of period	238,160	1,110,661
Cash, end of period	$139,203	$686,946

Non-cash investing and financing activities:
Forgiveness of related party receivable	$-	$139,661
Forgiveness of debt	$-	$(50,000)
Cancellation of common stocks	$-	$(89,661)

The accompanying notes are an integral part of these unaudited financial statements.

Nuzee, Inc.

NOTES TO  FINANCIAL  STATEMENTS

(Unaudited)

December 31,  2014

1.      BASIS  OF  PRESENTATION  AND  SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accompanying  unaudited  interim  financial  statements  of  Nuzee,  Inc.  have  been  prepared  in  accordance  with  accounting  principles  generally  accepted  in  the  United  States  of  America  and  rules  of  the  Securities  and  Exchange  Commission,  and  should  be  read  in  conjunction  with  the  audited  financial  statements  and  notes  thereto  contained  in  the  Company’s  annual  report  on  Form  10-K  for  the  initial  period  ended  September  30,  2014  as  filed  with  the  SEC.  In  the  opinion  of  management,  all  adjustments,  consisting  of  normal  recurring  adjustments,  necessary  for  a  fair  presentation  of  financial  position  and  the  results  of  operations  for  the  interim  periods  presented  have  been  reflected  herein.  The  results  of  operations  for  interim  periods  are  not  necessarily  indicative  of  the  results  to  be  expected  for  the  full  year.  Notes  to  the  consolidated  financial  statements  which  would  substantially  duplicate  the  disclosure  contained  in  the  audited  financial  statements  as  reported  in  the  annual  report  on  Form  10-K  have  been  omitted.

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

2.          RELATED  PARTY  TRANSACTIONS

During November 2014, the Company paid $9,000 for consultation charge of Lotus Cup to an entity, From East Holdings Co., Ltd., controlled by the Company’s major shareholder

3.      INTELLECTUAL PROPERTY

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

4.         COMMON  STOCK

           During November 2014, the Company resold 130,000 shares of treasury stock at $0.30 per share, for an aggregate purchase price of $39,000.

           During December 2014, the Company resold 450,000 shares of treasury stock at $0.30 per share, for an aggregate purchase price of $135,000.

           During December 2014, the Company sold 20,000 shares of common stock at $0.66 per share, for an aggregate purchase price of $13,200.

5.    STOCK  OPTIONS

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

The Black-Scholes  option  pricing  model  was  used  with  the  following  weighted  average  assumptions  for  options  granted  during  the  three  months  ended December 31,  2014:

Risk-free interest  rate  1%  -  2%  Expected  option  life  5-6 years Expected  volatility  300%

Expected dividend  yield  0.0%

During the three months ended December 31, 2014, 2,978,124 options are exercisable and the Company recognized $17,992 of stock options expenses. Unamortized option expense as of December 31, 2014 for all options outstanding amounted to approximately $23,343.

6.    STOCK WARRANTS

During April, 2014, the Company granted 100,000 warrants to advisors.  The right to exercise these warrants shall vest in equal eight quarterly installments over the twenty-four (24) months following the date their vesting begins, subject to their continued engagement as a service provider though each such date. The  exercise  price  equal to the current fair market value per  share on the date of grant and  will  expire  ten  years  from  the  grant  date,  unless  terminated  earlier  as  provided  by  the  Warrant Agreements.

The Black-Scholes  warrant  pricing  model  was  used  with  the  following  weighted  average  assumptions  for  options  granted  during  the  three  months  ended  December 31,  2014:

Risk-free interest  rate  2.53%  Expected  life  10 years

Expected volatility  300%

Expected dividend  yield  0.0%

During the three months ended December 31, 2014, 37,500 warrants are exercisable and the Company recognized $9,134 of  warrant expenses.

7.    SUBSEQUENT  EVENTS

           During January 2015, the Company resold 140,000 shares of treasury stock at $0.30 per share, for an aggregate purchase price of $42,000.

          During January 2015, the Company cancelled 1,160,000 shares of common stock.

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

Plan of  Operations

Short Term  Goals  (9  Months)

            Over the next 9 months, the Company’s growth plans include continuing efforts to:

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

 In order to build distribution the Company is first determining the total distribution launch cost among the potential channels as each has their own upfront and recurring cost structure.  Under investigation are the following company directed channels:

•         direct – coffeeblenders.com shopping via search and digital marketing

•         e-commerce affiliates (such as Amazon)

•         select health and wellness retailers

•         key mass/grocery retailers

•         Club/Other

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

Results of  Operations

From inception on November 9, 2011 through December 31, 2014, we have accumulated losses of 4,821,047. This loss was attributed to $4,540, 688 of operating expenses.

We are presently in the development phase of our new product platform for functional beverages and we can provide no assurance that we will be able to attain profitability.

During the three months ending December 31, 2014, we earned revenues of $41,016 from sales of our products and incurred operating expenses in the amount of $297,980. These operating expenses included the research and the preparation of our business plan in addition to general and administrative expenses. We anticipate our operating expenses will increase as we further undertake our plan of operations. The increase will be attributed to costs associated with production, storage and delivery of our products as well as research and development of new products.

We expect sales in 2015 from our new products through a combination of direct to consumer through our website portal, product awareness as well as through affiliate online stores and retailers.

Liquidity and  Capital  Resources

As of September 30,  2014  we had  a cash balance of $238,160 and $139,203 at December 31, 2014.  Total assets decreased by 23% from $396,713 at September 2014 to $304,426 at December 31, 2014.

As of December 31, 2014 we had current liabilities of $47,233 and $51,564 at September 30, 2014. Accounts Payable decreased by approximately 12 % to $38,381 as of December 31, 2014 from $43,384 at September 30, 2014. Other Current Liabilities increased by approximately 8%  to $8,852 as of December 31, 2014 from $8,180 at September 30, 2014 mainly due to legal fees accrual and deferred product costs.

Our current ratio decreased from 705% in September 30, 2014 to 577% as of December 31, 2014.

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.  Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Our current  cash  balance  as  of  December 31,  2014  is  not  sufficient  to  fund  our  operations  for  the  next  twelve  months.    Therefore,  the  Company  intends  to  engage  in  additional  financing  through  the  sale  of  equity securities.

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

Item 1.    Legal  Proceedings  None.

Item 1A.    Risk  Factors

PART II.

There have  been no  changes  to  our  risk  factors  from  those  disclosed  in  our  Form  10-K  filed  on  February 12,  2015.

Item 2.    Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

There were  no  unregistered  Sales  of  Equity  Securities  during  the  quarter  ending  December 31,  2014.

Item 3.    Defaults  Upon  Senior  Securities
None.

Item 4.    Mine  Safety  Disclosures
Not applicable.

Item 5.    Other  Information

     None.

Item 6.   Exhibits

EXHIBIT NO.	DESCRIPTION
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Date:	February 23, 2015	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)