Form 10-Q
period 2015-03-31
NuZee, Inc.
filed 2015-05-18
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File No. 333-176684

NUZEE, INC.
(exact name of registrant as specified in its charter)

Nevada	38-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2865 Scott Street, Suite 101

Vista, CA 92081

(Address of principal executive offices) (zip code)

(760)-295-2408 or toll  free  (844)  936-8933

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Titles of each class	Name of each exchange on which registered
None	N/A

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

As of May 9, 2015, NuZee, Inc. had 27,937,521 shares of common stock outstanding.

Table of Contents

PART I.

Item 1.       Financial Statements.

(a)       Balance Sheets as at March 31, 2014 (Unaudited) and September 30, 2013.

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

PART I.

Item 1.    Financial  Statements.

Nuzee, Inc.
BALANCE SHEET (Unaudited)

	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash	$ 282,492	$ 238,160
Accounts receivable	1,096	5,205
Inventories	107,303	50,881
Prepaid expenses and deposits	114,650	69,099
Total current assets	505,541	363,345

Equipment, net	41,585	33,368

Total assets	$ 547,126	$ 396,713

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	20,458	43,384
Convertible notes payable - Related party	600,000	-
Other current liabilities	7,132	8,180
Total current liabilities	627,590	51,564

Stockholders' equity (deficit):
Preferred stock; 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-

Common stock; 100,000,000 shares authorized, $0.00001 par value; 29,479,719 and 30,599,719 shares issued	295	306
Additional paid in capital	5,224,280	4,968,609
Accumulated deficit	(5,227,673)	(4,518,766)
Less: treasury stock, at cost (2,016,000 and 2,736,000 held in treasury, $0.03838 per share)	(77,366)	(105,000)
Total stockholders' equity (deficit)	(80,464)	345,149

Total liabilities and stockholders' equity (deficit)	$ 547,126	$ 396,713

The accompanying notes are an integral part of these unaudited financial statements

Nuzee, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014

Revenues	$ 15,586	$ 312	$ 56,602	$ 312
Cost of revenues	5,438	188	40,955	188
Gross profit (loss)	10,148	124	15,647	124

Operating expenses	416,349	656,135	723,329	2,059,015
Loss from operations	(406,201)	(656,011)	(707,682)	(2,058,891)

Other income	-	45	-	188

Other expense	425	-	1,225	-

Net loss	$ (406,626)	$ (655,966)	$ (708,907)	$ (2,058,703)

Basic and diluted loss per common share	$ (0.02)	$ (0.02)	$ (0.03)	$ (0.07)

Basic and diluted weighted average number of common shares outstanding	27,757,719	29,005,062	27,930,422	30,088,876

The accompanying notes are an integral part of these unaudited financial statements

Nuzee, Inc.
STATEMENTS OF CASH FLOWS

	Six months Ended March 31, 2015	Six months Ended March 31, 2014

Operating activities:
Net loss	$ (708,907)	$ (2,058,703)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	3,420	1,044
Option expense	24,326	1,326,055
Warrant expense	15,768	-
Change in operating assets and liabilities:
Accounts receivable	4,109	12,889
Inventories	(56,422)	(49,567)
Prepaid expenses and deposits	(45,551)	(29,995)
Accounts payable	(22,926)	(26,392)
Other current liabilities	(1,048)	42,079

Net cash used by operating activities	(787,231)	(782,590)

Investing activities:
Purchase of equipment	(11,637)	(1,928)
net cash used by investing activities	(11,637)	(1,928)

Financing activities:
Proceeds from issuance of common stock	27,200	470,200
Proceeds from issuance of convertible note payable	600,000	-
Proceeds from issuance of treasury stock	216,000	-
Net cash provided by financing activities	843,200	470,200

Net change in cash	44,332	(314,318)
Cash, beginning of period	238,160	1,110,661
Cash, end of period	$ 282,492	$ 796,343

Non-cash investing and financing activities:
Cancellation of common stocks	$ (12)	$ (139,661)

The accompanying notes are an integral part of these unaudited financial statements

Nuzee, Inc.

NOTES TO  FINANCIAL  STATEMENTS

(Unaudited)

March  31,  2015

1.    BASIS  OF  PRESENTATION  AND  SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accompanying  unaudited  interim  financial  statements  of  Nuzee,  Inc.  have  been  prepared  in  accordance  with  accounting  principles  generally  accepted  in  the  United  States  of  America  and  rules  of  the  Securities  and  Exchange  Commission,  and  should  be  read  in  conjunction  with  the  audited  financial  statements  and  notes  thereto  contained  in  the  Company’s  annual  report  on  Form  10-K  for  the  initial  period  ended  September  30,  2014  as  filed  with  the  SEC.  In  the  opinion  of  management,  all  adjustments,  consisting  of  normal  recurring  adjustments,  necessary  for  a  fair  presentation  of  financial  position  and  the  results  of  operations  for  the  interim  periods  presented  have  been  reflected  herein.  The  results  of  operations  for  interim  periods  are  not  necessarily  indicative  of  the  results  to  be  expected  for  the  full  year.  Notes  to  the  consolidated  financial  statements  which  would  substantially  duplicate  the  disclosure  contained  in  the  audited  financial  statements  as  reported  in  the  annual  report  on  Form10-K  have  been  omitted.

In the quarter ended March 31, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

Stock based  payments

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

2.          RELATED  PARTY  TRANSACTIONS

 During February 2015, the Company issued a secured convertible promissory note in the sum of $600, 000 to Masateru Higashida, the Company’s    major shareholder.  Interest calculated at the annual rate of zero percent (0%) for the period until April 2016. If the outstanding principle and all accrued and unpaid interest on the debt hereof (the “Debt”) is not repaid by the Company in full by the Repayment Date, the Debt or any portion thereof may be converted at the option of the Holder, upon written notice to the Company at any time after the Repayment Date, into that number of shares of the Company’s Common Stock equal to the Debt or that portion thereof that the Holder elects to convert, divided by price per share of $0.51. This note shall by cancelled on the date of conversion of the entirety of the Debt.

3.      CONTINGENT LIABILITY

In January 22th, 2015, NuZee, Inc., a California Corporation (“Tenant”) signed a standard industrial lease with H.G. Fenton Property company, a California Corporation (“Landlord”). The address for the Premises is 2865 Scott Street, Suite 101-102, Vista, CA 92081. The commencement date is March 1st, 2015 and expiration date is April 30th, 2017. Monthly rent expense for this location is $3,793.00 and will increase up to $4,024.00 over the time.

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

5.         COMMON  STOCK

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

           During January 2015, the Company cancelled 1,160,000 shares of common stock.

           During January 2015, the Company resold 140,000 shares of treasury stock at $0.30 per share, for an aggregate purchase price of $42,000.

           During March 2015, the Company sold 20,000 shares of common stock at $0.70 per share, for an aggregate purchase price of $14,000.

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

During February 2015 the Company granted 45,000 options to employee. The right to exercise these options shall vest and become exercisable on the last day of business of December 31, 2015. The exercise price is $0.30 per share.

 During February 2015 the Company granted 100,000 options to consultants for services. The right to exercise these options shall vest and become exercisable following September 30, 2015. The exercise price is $0.30 per share.

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

 The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the six months ended March 31, 2015:

    Risk-free interest rate 1% - 2%

    Expected option life 5 – 6 years

    Expected volatility 300%

    Expected dividend yield 0.0%

During the six months ended March 31, 2015, 132,291 options are exercisable and the Company recognized $24,326 of stock options expenses. Unamortized option expense as of March 31, 2015 for all options outstanding amounted to approximately $32,332.

7.  STOCK WARRANTS

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

The Black-Scholes warrant pricing model was used with the following weighted average assumptions for options granted during the six months ended March 31, 2015:

Risk-free interest  rate  2.53%  Expected  life  10 years

Expected volatility  300%

Expected dividend  yield  0.0%

    During six months ended March 31, 2015, 50,000 warrants are exercisable and the Company recognized $15,768 of warrant expenses.

8.    SUBSEQUENT  EVENTS

           During April 2015, the Company resold 473,802 shares of common stock at $0.70 per share, for an aggregate purchase price of  $331,662.

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

Plan of  Operations

Short Term  Goals  (12  Months)

            Over the next 6 months, the Company’s growth plans include continuing efforts to:

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

Results of  Operations

From inception on November 9, 2011 through March 31, 2015, we have accumulated losses of $5,227,673. This loss was attributed to $4,540,688 of operating expenses.

We are presently in the development phase of our new product platform for functional beverages and we can provide no assurance that we will be able to attain profitability.

For the three months ending March 31th, 2015, we earned revenues of $15,586 from sales of our products and incurred operating expenses in the amount of $416,349. These operating expenses include purchase of new machines for future productions as well as general administrative expenses.

For the six months ending March 31th, 2015, we earned revenues of $723,329 from sales of our products and incurred operating expenses in the amount of $698,020. These operating expenses included the research and the preparation of our business plan in addition to general and administrative expenses. We anticipate our operating expenses will increase as we further undertake our plan of operations. The increase will be attributed to costs associated with production, storage and delivery of our products as well as research and development of new products.

We expect sales in 2015 from our new products through a combination of direct to consumer through our website portal, product awareness as well as through affiliate online stores and retailers.

Liquidity and  Capital  Resources

As of March 31th,  2014  we had  a cash balance of $282,492 and $238,160 at September 30th, 2014.  Total assets increased by 37.9% from $396,713 at September 2014 to $547,126 at March 31, 2015.

As of March 31, 2015 we had current liabilities of $627, 590 and $51,564 at September 30, 2014, mainly due to the $600,000 convertible promissory note. Accounts Payable decreased by approximately 53 % to $20,548 as of December 31, 2014 from $43,384 at September 30, 2014. Other Current Liabilities decreased by approximately 13% to $7,132 as of December 31, 2014 from $8,180 at September 30, 2014.

Our current ratio decreased from 705% in September 30, 2014 to 81% as of March 31, 2015.

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.  Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Our current  cash  balance  as  of  March 31th,  2015 is  not  sufficient  to  fund  our  operations  for  the  next  twelve  months.    Therefore,  the  Company  intends  to  engage  in  additional  financing  through  the  sale  of  equity securities.

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

     Item 2.    Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

      There were  no  unregistered  Sales  of  Equity  Securities  during  the  quarter  ending  March 31,  2015.

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

Date:	May 18, 2015	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)