Form 10-Q
period 2015-06-30
NuZee, Inc.
filed 2015-08-14
CIK 1527613

UNITED STATES

SECURITIES AND  EXCHANGE  COMMISSION

WASHINGTON, D.C.    20549

FORM  10-Q

☒ QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the  quarterly  period  ended  June 30, 2015

☐  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934  For  the  transition  period  from     to

Commission File  No.  333-176684

NUZEE, INC.

(exactname of registrant as specified in its charter)

_________________________________________________

Nevada                                                       38-3849791

_________________________________________________

(State or  other  jurisdiction  of  incorporation  or  organization)

_________________________________________________

(I.R.S. Employer  Identification  Number)

2865 Scott Street, Suite 101

Vista, CA 92081

 _________________________________________________

(Address of  principal  executive  offices)      (zip  code)

(760)-295-2408 or toll  free  (844)  936-8933

 _________________________________________________

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

      Yes  ☐     No  ☐

(APPLICABLE ONLY  TO  CORPORATE  REGISTRANTS)

Indicate the  number  of  shares  outstanding  of  each  of  the  registrant’s  classes  of  common  stock, as  of  the  latest  practicable  date.  As  of  July 13, 2015, NuZee,  Inc.  had 27,758,950 shares  of  common  stock  outstanding.

Table of  Contents  PART  I.

Item 1.         Financial  Statements.

(a)      Balance  Sheets  as  at  June 30,  2015  (Unaudited)  and  September 30, 2014  (Audited).

(b)     Statement  of  Operations  for  the  three and nine months  ended  June 30,  2015  and  2014    (Unaudited).

(c)      Statement  of  Cash  Flows  for  the  nine  months  ended  June 30,  2015  and  2014  (Unaudited).

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

PART I.

Item 1.    Financial  Statements.

Nuzee, Inc.
BALANCE SHEET
(Unaudited)

		June 30, 2015	September 30, 2014
ASSETS
	Current assets:
	Cash	$ 202,325	$ 238,160
	Accounts receivable	29,844	5,205
	Inventories	208,644	50,881
	Prepaid expenses and deposits	166,620	69,099
	Total current assets	607,433	363,345

	Equipment, net	114,220	33,368

	Total assets	$ 721,653	$ 396,713

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	Current liabilities:
	Accounts payable	149,556	43,384
	Convertible notes payable - related party	600,000	-
	Other current liabilities	389	8,180
	Total current liabilities	749,945	51,564

	Stockholders' equity (deficit):
	Preferred stock; 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-

	Common stock; 100,000,000 shares authorized, $0.00001 par value; 29,674,951 and 30,599,719 shares issued	297	306
	Additional paid in capital	5,639,411	4,968,609
	Accumulated deficit	(5,590,634)	(4,518,766)
	Less: treasury stock, at cost (2,016,000 and 2,736,000 shares held in treasury, $0.03838 per share)	(77,366)	(105,000)
	Total stockholders' equity (deficit)	(28,292)	345,149

	Total liabilities and stockholders' equity (deficit)	$ 721,653	$ 396,713

The accompanying notes are an integral part of these financial statements F-1

Nuzee, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,2015	Three Months Ended June 30,2014	Nine Months Ended June 30,2015	Nine Months Ended June 30,2014
Revenues	$ 29,811	$ 59,159	$ 86,412	$ 59,471
Cost of sales	23,005	55,828	63,960	56,016
Gross Profit (loss)	6,806	3,331	22,452	3,455

Operating expenses	369,957	618,605	1,093,286	2,677,620
Loss from operations	(363,151)	(615,274)	(1,070,834)	(2,674,165)

Other income	190	-	191	-

Other expense	-	(2,488)	(1,225)	(2,300)

Net loss	$ (362,961)	$ (617,762)	$ (1,071,868)	$ (2,676,465)

Basic and diluted loss per common share	$ (0.01)	$ (0.02)	$ (0.04)	$ (0.09)

Basic and diluted weighted average number of common stock outstanding	27,770,018	29,687,894	27,876,954	30,010,231

The accompanying notes are an integral part of these financial statements F-2

Nuzee, Inc.
STATEMENTS OF CASH FLOWS

	Nine months Ended June 30, 2015	Nine months Ended June 30, 2014

Operating activities:
Net loss	$ (1,071,868)	$ (2,676,465)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	9,307	2,388
Option expense	32,038	1,480,480
Warrant expense	20,527	7,500
Change in operating assets and liabilities:
Accounts receivable	(24,639)	(10,333)
Inventories	(157,763)	(53,735)
Prepaid expenses and deposits	(97,521)	(75,838)
Accounts payable	106,172	41,734
Other current liabilities	(7,791)	7,398

Net cash used by operating activities	(1,191,538)	(1,276,871)

Investing activities:
Purchase of equipment	(90,159)	(4,241)
net cash used by investing activities	(90,159)	(4,241)

Financing activities:
Proceeds from issuance of convertible note payable	600,000	-
Proceeds from issuance of common stock	429,862	638,200
Proceeds from issuance of treasury stock	216,000	-
Net cash provided by financing activities	1,245,862	638,200

Net change in cash	(35,835)	(642,912)
Cash, beginning of period	238,160	1,110,661
Cash, end of period	$ 202,325	$ 467,749

Non-cash investing and financing activities:
Cancellation of common stocks	$ 15	$ 139,661

No cash paid for interest and tax.
The accompanying notes are an integral part of these financial statements F-3

Nuzee, Inc.
NOTESTO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2015

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

2.          RELATED  PARTY  TRANSACTIONS

During February 2015, the Company issued a secured convertible promissory note in the sum of $600,000 to Masateru Higashida, the Company’s major shareholder.  Interest calculated at the annual rate of zero percent (0%) for the period until April 2016. If the outstanding principle and all accrued and unpaid interest on the debt hereof (the “Debt”) is not repaid by the Company in full by the Repayment Date, the Debt or any portion thereof may be converted at the option of the Holder, upon written notice to the Company at any time after the Repayment Date, into that number of shares of the Company’s Common Stock equal to the Debt or that portion thereof that the Holder elects to convert, divided by price per share of $0.51. This note shall by cancelled on the date of conversion of the entirety of the Debt.

           During the third quarter of current year, there were no transactions with a related party.

3.         COMMON  STOCK

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

           During April 2015, the Company sold 473,803 shares of common stock at $0.30 per share, for an aggregate purchase price of $331,662.

           During May 2015, the Company sold 20,000 shares of common stock at $0.70 per share, for an aggregate purchase price of $14,000.

           During June 2015, the Company sold 81,429 shares of common stock at $0.70 per share, for an aggregate purchase price of $57,000.

           During June 2015, the Company cancelled 380,000 shares of common stock.

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

F-4

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

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the nine months ended June 30, 2015:

Risk-free interest rate 1% - 2%

Expected option life 5 – 6 years

Expected volatility 300%

Expected dividend yield 0.0%

During the nine months ended June 30, 2015, 151,041 options are exercisable and the Company recognized $32,038 of stock options expenses. Unamortized option expense as of June 30, 2015 for all options outstanding amounted to approximately $24,620.

5.     STOCK WARRANTS

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

The Black-Scholes warrant pricing model was used with the following weighted average assumptions for options granted during the nine months ended June 30th, 2015:

Risk-free interest rate 2.53%

Expected life 10 years

Expected volatility 300%

Expected dividend yield 0.0%

During nine months ended June 30, 2015, the company had $20,527 warrant expenses.

During nine months ended June 30, 2015, the company cancelled all warrants.

6.    SUBSEQUENT  EVENTS

           During July 2015, the Company sold 100,000 new shares of common stock at $0.70 per share, for an aggregate purchase price of $70,000.

F-5

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

Plan of  Operations

Short Term  Goals  (12  Months)

            Over the next 3 months, the Company’s growth plans include continuing efforts to:

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

Results of  Operations

From inception on November 9, 2011 through June 30, 2015, we have accumulated losses of $5,590,634. This loss was attributed to $4,903,649 of operating expenses.

We are presently in the development phase of our new product platform for functional beverages and we can provide no assurance that we will be able to attain profitability.

For the three Month ended June 30th, 2015, we earned revenues of $29,811 from sales of our products and incurred operating expenses in the amount of $369,957. For the nine months ended June 30, 2015, we earned revenues of $86,412 from sales of our products and incurred operating expenses in the amount of 1,093,286.These operating expenses included the research and the preparation of our business plan in addition to general and administrative expenses. We anticipate our operating expenses will increase as we further undertake our plan of operations. The increase will be attributed to costs associated with production, storage and delivery of our products as well as research and development of new products.

We expect sales in 2015 from our new products through a combination of direct to consumer through our website portal, product awareness as well as through affiliate online stores and retailers.

Liquidity and  Capital  Resources

As of June 30th,  2015  we had  a cash balance of $202,325 and $238,160 at September 30th, 2014.  Total assets increased by 82% from $396,713 at September 2014 to $721,653 at June 30, 2015.

As of June 30th, 2015 we had current liabilities of $749,945 and $51,564 at September 30, 2014, mainly due to the $600,000 convertible promissory note. Accounts Payable increased by approximately 245 % to $149,556 as of June 30, 2014 from $43,384 at September 30, 2014. Other Current Liabilities decreased by approximately 95% to $389 as of June 30, 2015 from $8,180 at September 30, 2014.

Our current ratio decreased from 705% in September 30, 2014 to 81% as of June 30, 2015.

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.  Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Our current  cash  balance  as  of  June 30th,  2015 is not  sufficient  to  fund  our  operations  for  the  next  twelve  months.    Therefore,  the  Company  intends  to  engage  in  additional  financing  through  the  sale  of  equity securities.

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

101.CAL    XBRLTaxonomy Extension Calculation Linkbase Document

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

Date:	August 14, 2015	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)