Form 10-K
period 2015-09-30
NuZee, Inc.
filed 2016-01-13
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     September 30, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 333-176684

NUZEE, INC.
(exact name of registrant as specified in its charter)

NEVADA	38-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2865 Scott Street Suite 101 Vista, CA 92081
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                          Yes  ☐  No ☒

As of January 8th, 2015 NuZee, Inc. had 30,404,962 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This document contains forward-looking statements which reflect the views of NuZee, Inc. (formerly, Havana Furnishings, Inc.) (hereinafter "NuZee" or the "Company") and with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our Company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as "estimate," "expects", "project," "predict,"

"believe," "expect," "anticipate," "target," "plan," "intend," "seek," "goal," "will," "should," "may," "targets" or other words and similar expressins that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Market Opportunity

As an emerging company in the functional beverage sector we are participating in a large growing market with historical sales of more than $16 billion with anticipated growth of 3% per year through 2016 according to research by Datamonitor.  NuZee’s products fall within the nutraceutical drink portion of the functional beverage market which accounts for approximately 6% or $1 billion in the United States annually.

Principal Products

After careful study and research conducted in 2014 the Company determined its first functional beverage will be a line of single-serve gourmet coffees.  Our decision was based on numerous factors including the market for coffee and its continued growth, the ability to serve a cup of coffee quickly and conveniently as well as the ability for precise dosage of our active ingredients in pre-portioned packs.  Our knowhow is tied to our formula, process and use of natural flavoring to mask the undesired off-notes produced by the added functional ingredient(s) such that the original beverage is preserved and there are no deficiencies in the taste and aroma profile.  We also started our Lotus Cup line, which is a gourmet pour-over coffee.  The name changed from Lotus Cup to Drip Cup in 2015, with our first cup being the Nude Cup Gourmet pour-Over.  We have now extended the Drip Cup line to also include the functional varietals: Lean, Think and Relax Cup.

Coffee Blenders

Coffee Blenders TM	Product Branding and Packaging for the Single Serve Line
www.coffeeblenders.com Relax Cup for Stress Reduction Lean Cup for Weight Loss Think Cup for Cognitive Performance

Coffee Blenders TM	Product Branding and Packaging for the Drip Cup Line
www.coffeeblenders.com The Gourmet Pour-Over Nude Drip Cup Relax Drip Cup for Stress Reduction Lean Drip Cup for Weight Loss Think Drip Cup for Cognitive Performance

The Company made Coffee Blenders TM available in the first quarter of 2014. We believe Coffee Blenders to be the first line of gourmet specialty grade coffee offered in convenient K-Cups using only natural ingredients with clinically supported branded nutraceuticals.  In 2015, the Drip Cup emerged and quickly gained popularity within the coffee industry.

Each Coffee Blenders K-cup and Drip Cup will include a total of 11 grams of coffee plus natural ingredients and come in retail packaging of 10 K-Cup packs and/or Drip Cup pouches per box.

The single serve cups are compatible with Keurig K-Cup brewers and systems. Keurig is owned by Green Mountain Coffee Rosters (NASDAQ: GMCR).  A key consideration in launching Coffee Blenders in K-Cup formats was due to the patent protection surrounding the K-Cups expiring in late 2012.  This enables 3rd party companies to produce K-Cup compatible packs for an existing installed base of brewers totaling more than 16 million units according to GMCR company filings and reports.

We initially launched three functional varieties called Lean (for weight loss), Think (for cognitive performance) and Relax (for stress reduction). We have now launched four more products, growing our Coffee Blenders product family to a total of seven products.  The current family of products all utilize GRAS (Generally Recognized As Safe) ingredients that are also supported by clinical studies using the exact strengthen and dosage recommended by our ingredient partner’s claims and research. Based on market feedback we anticipate introducing another set of functions in the second half of 2016.

Our Strategy

Our objective is to be a profitable, leading provider of functional beverages and gourmet pour-over coffees.  Elements of our business strategy for 2016 include:

  Secure additional working capital to support growth and development of NuZee, Inc. sales and support operations
  Build onto our existing product and brand awareness through marketing and communication programs
  Build an enthusiast and loyal base of consumers for Coffee Blenders
  Expand family of functional coffees to include new functions and flavors
  Expand distribution across retail, online and affiliate channels
  Contract with multiple manufacturing partners to scale production as required
  Work alongside with other roasters, nation wide, and co-pack their roasts into our Drip Cups
  Build portfolio of formulas for functional beverages
  Explore new beverage platforms beyond coffee, we are looking at a tea line specifically

Customers

Our customers range from B2B multi-store retail chains to wholesale distributors that deliver to both chain and independent stores regionally. We also sell to office and home delivery services that deliver coffee and water to homes and businesses locally. Another portion of our business is online sales through our own B2C site through organic as well as paid marketing campaigns through our affiliate network along with sales stemming from online retail accounts like Amazon.com

Sales

In 2015 Coffee Blenders secured a vendor number with Safeway Eastern and also signed a contract with Club Marketing, which deals with some of the nations largest retail chains.  In addition, our product SKU’s were approved and setup by KeHE and we have also emerged into the Korean market for our Drip Cup line.

As an emerging consumer brand that has been on the market for over a year we believe that a significant amount of capital will be required to generate additional sales and help support the current accounts that we currently have. Our sales approach will be implemented in 4 stages:

1.       Build Awareness and Consideration

2.       Generate Trial

3.       Drive Initial Sales

4.       Drive Repeat Sales

We anticipate the need to spend more than one million in brand marketing, sampling and test advertising (stages #1 and #2) in 2016. We will use what we learn from our advertising campaigns to determine the optimal cost of acquisition in order to scale the business appropriately. Our main focus for 2016 will be reaching out to key accounts through national and regional trade shows to acquire new B2B commercial business. We also plan to implement an inside sales force to incubate and curate new accounts. We plan to expand our affiliate network and online advertising as well as cross promoting via social media to drive our B2C sales through our www.coffeeblenders.com  domain.

At this time most of the products sold will be under the “Coffee Blenders” and “NuZee” trademarks. We are currently working to expand our production capabilities at our headquarters facility in Vista, CA to attract other companies that are interested in producing similar products to produce at our facility. Our co-packing service is intended to increase market awareness and to help positon our company as the leader in the U.S. for the pour over drip pouch coffee market.

Manufacturing

We have a primary manufacturing facility in Vista, California located at 2865 Scott St Suite 101 used for the production of our Drip Cup line.

We also partner with three third party manufacturers to manufacture finished products. We have agreements in place with suppliers and partners for all components required to deliver a finished Coffee Blenders product.  Currently, the Company has not made any long-term commitments to any suppliers or production partners that will burden or impair the Company’s ability to operate.

We currently purchase our nutraceuticals, Svetol (green coffee bean extract) and Cereboost (American Ginseng extract), from Naturex, Inc. (“Naturex”)  Pursuant to license agreements with Naturex, in order to maintain our license, we are required to purchase an annual minimum amount of product.

We purchase coffee from Intazza located in Murietta, California on a purchase order basis.

All of the raw products (ground coffee and nutraceuticals) are sent to Global Health Trax (“GHT”) for mixing into our proprietary blends.  We do not have a written agreement with GHT.   Rather, all services performed by GHT are on a purchase order basis.  After GHT mixes our coffees, the final product is shipped to our co-packer Intelligent Blends, or our other co-packer Cafejo, for packaging into single-serving containers commonly known as “K cups” and boxed for retail sales.

GHT also ships the blended coffee to our location for packing into our new proprietary single serve consumer product: Drip Cup.

Purchasing of packaging material is well diversified among three separate suppliers: Fleetwood Fibre, Landsberg and Peak Packaging. We conduct business with these vendors on a purchase order basis.

Machinery for production at our Vista location comes from some of the most respected vendors in the industry: Air compression equipment comes from Kaeser Compressor, manufactured in Germany with a local sales and support office in Los Angeles. Nitrogen generation equipment is manufactured by On-Site Gas Systems, and our Drip Cup production happens on the leading Japanese manufacturer of package in package machines from NASA Corporation. Nitrogen and air compression machinery is capable of handling expansion as the company expands as well to minimize any ongoing capital expenditures for machinery.

Research and Development

We focus our research and development efforts on developing innovative functional beverages that not only taste delicious but also include a health-wellness benefit.

Over the course of the last fiscal year NuZee has maintained a modest R&D budget. With the advent of the functional beverage focus the Company plans to invest more to secure unique flavor and formula profiles but anticipates the out of pocket expense will not be significant as the Company has agreements with flavor and formula design partners to waive development fees in exchange for purchasing the flavorings and ingredients. The Company has contracted products from Blue California and Naturex (Paris Stock Exchange: NRX) both global natural specialty ingredient suppliers who are providing assistance in ingredient identification, testing, marketing support, and clinical studies to accelerate our development efforts.

In 2013, our product development initiatives included:

$15,000 developing a raw ingredient selection, blending and flavoring for Coffee Blenders;

For 2014, our research and development initiatives were concentrated on the following projects:

  Continued development of our Coffee Blenders series with new functions and ingredients.
  Research of instant coffee with micro-grounds for stick packs.
  Development of functional beverages beyond coffee such as teas or hot chocolate

For 2015, our research and development initiatives include:

  Functional coffee beverages
  Drip Cup coffees

For 2016, our research and development initiatives will be concentrated on the following:

1.      Drip Cup coffee on sales and marketing extension

2.      Other functional beverages within the K-Cup industry

Intellectual Property

In 2013 and 2014, NuZee filed for trademark registrations in the United States on several marks it intends to use in the beverage industry and is in the process of submitting additional related trademark applications.  To date, the trademark, “Coffee Blenders,” has been registered.  The Company intends to continue growing its trademark portfolio in the United States with other related slogans and brands as those products come closer to launch.  The Company further intends to expand its brand protections outside of the United States in line with its prospective international growth.

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

Employees

As of September 30, 2015, we had a total of 3 full-time employees. All employees are located in San Diego.

At September 30, 2015, we had a total of two consultants, one performing management support and financial/accounting support.

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

We generated a net loss of $1,469,353 for the year ended September 30, 2015 and therefore we cannot guarantee that we will be successful in building a functional beverage business in future periods, which raise substantial doubts about the Company’s ability to continue as a going concern.

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

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 30,124,951 shares of common stock and no share of preferred stock are issued and outstanding as of the date hereof.  Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Trading on the OTC Markets and Bulletin Board exchanges may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders toresell their shares.

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

ITEM 2.          PROPERTIES.

Our principal executive office is located at 2865 Scott Street, Suite 101&102, Vista, CA 92081.  We lease these facilities on an annual basis at a cost of $3,793 per month. We believe these facilities are suitable for our current needs.

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

	BID PRICE PER SHARE
Quarters Ended	HIGH	LOW
September 30, 2015	0.65	0.6
June 30 ,2015	0.6	0.2
March 31, 2015	0.6	0
December 31, 2014	0.8	0.6
September 30,2014	1	1
June 30 2014	1	0.05
March 31, 2014	0	0
December 31, 2013	0	0
September 30, 2013	0	0
June 30, 2013	0	0
March 31, 2013	0	0
December 31, 2012	0	0

Number of Shareholders.

As of September 30, 2015 the stockholders list for our common stock showed 165 registered stockholders and 30,124,951shares of common stock issued and outstanding.  The transfer agent of our common stock is QuickSilver Stock Transfer, One Summerlin, 1980 Festival Plaza Drive, Suite 530, Las Vegas, Nevada, 89135.

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

Sales of Unregistered Securities.

During November through December 2014, the Company resold 580,000 shares of our treasury stock, par value $0.00001, at $0.3 per share, for an aggregate purchase price of $174,000.

During December 2014, the Company sold 20,000 shares of our common stock, par value $0.00001, at $0.66 per share, for an aggregate purchase price of $13,200.

During January 2015, the Company resold 140,000 shares of our treasury stock , par value $0.00001,at $0.30 per share, for an aggregate purchase price of $42,000.

During January 2015, the Company cancelled 1,160,000 shares of common stock.

During March 2015, the Company sold 20,000 shares of our common stock, par value $0.00001, at $0.70 per share, for an aggregate purchase price of $14,000

During April through June 2015, the Company sold 575,232 shares of our common stock, par value $0.00001, at an average cost of $0.7 per share, for an aggregate purchase price of $402,661.

During June 2015, the Company cancelled 380,000 shares of common stock.

During July through September 2015, the Company sold 440,000 shares of our common stock, par value $0.00001, at $0.70 per share, for an aggregate purchase price of $308,000.

During July through September 2015, the Company issued 10,000 shares of our common stock to employee as compensation, par value $0.00001, at $0.60 per share, for an aggregate purchase price of $6,000

The above-mentioned sales of our securities were made to non-U.S. persons (as the term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the registration exemption provide for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plans Information

During February 2015, the Company committed to issue 45,000 options to employee and 100,000 options to consultants for services the next time the board approves for issuance.  During September 2015, the Company committed to issue 22,500 options to an employee as compensation for services the next time the board approves for issuance.  The board has not yet approved the issuances.

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

The Company plans going forward include the following milestones:

Milestone	Timing	Est. Cost/Funding Source
Finalize Products & Pricing - New Product	October (Phase 3) - Ongoing	$25,000 (Phase 3)
Staff (retain and expand)	January-June	$10,000-20,000/Mo. Recurring Previous Sale of Equities
Launch Market and Promotion Plan - PR - Sampling - Advertising	Ongoing	$500,000-$750,000 Annual Previous and Future Sale of Equities + Product Contribution
Explore OEM/Private Label Opportunities	Ongoing	n/a

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

 Results of Operations

For the year ended September 30, 2015, we generated net losses of $1,469,353. This loss was attributed to $1,510,810 of operating expenses. Compared with fiscal year end September 30, 2014, the net loss decreased by $1,666,375 and operating expense reduced by $1,665,378 These operating expenses included costs associated with production, storage and delivery of our products as well as research and development of new products.

We are presently in the development phase of our new product platform for functional beverages and we can provide no assurance that we will be able to attain profitability.

From October 1, 2014 to September 30, 2015,  we earned revenues of $115,022 from sales of our products. The revenues earned during 2014 fiscal year was $71,762. There has been more than a 60% increase in earned revenue after one year operation.

We expect sales in 2016 from our new products through a combination of direct to consumer through our website portal, product awareness as well as through affiliate online stores and retailers.

Liquidity and Capital Resources

During November through December 2014, the Company resold 580,000 shares of our treasury stock, par value $0.00001, at $0.3 per share, for an aggregate purchase price of $174,000.

During December 2014, the Company sold 20,000 shares of our common stock, par value $0.00001, at $0.66 per share, for an aggregate purchase price of $13,200.

During January 2015, the Company resold 140,000 shares of our treasury stock, par value $0.00001,at $0.30 per share, for an aggregate purchase price of $42,000.

During January 2015, the Company cancelled 1,160,000 shares of common stock.

During March 2015, the Company sold 20,000 shares of our common stock, par value $0.00001, at $0.70 per share, for an aggregate purchase price of $14,000

During April through June 2015, the Company sold 575,232 shares of our common stock, par value $0.00001, at an average cost of $0.7 per share, for an aggregate purchase price of $402,661.

During June 2015, the Company cancelled 380,000 shares of common stock.

During July through September 2015, the Company sold 440,000 shares of our common stock, par value $0.00001, at $0.70 per share, for an aggregate purchase price of $308,000.

During July through September 2015, the Company issued 10,000 shares of our common stock to employee as compensation, par value $0.00001, at $0.60 per share, for an aggregate purchase price of $6,000

During period from October 1, 2014 to September 30, 2015, the company spent $222,956 to purchase inventory for future production and sales.

During September 30, 2015, the company purchased a new equipment with amount of $106,860 for future production.

The above-mentioned sales of our securities were made to non-U.S. persons (as the term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the registration exemption provide for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

As of September 30, 2015 we had cash (operating capital) of $107,678 and we have a short term debt in the sum of $600,000 from Masateru Higashida, the Company’s major shareholder.  We have not attained profitable operations since inception. We expect to spend between $2 million - $4 million in expenses over the next 12 months.  Our current cash balance as of September 30, 2015 is not sufficient to fund our operations for the next twelve months and may raise substantial doubts about the Company’s ability to continue as a going concern.  The Company will engage in additional financing through the sale of equity securities.

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

ITEM 9A(I).  CONTROLS AND PROCEDURES

(a)   Evaluation on Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Management’s report on internal control over financial reporting

Our Chief Executive Officer as well as our Chief Financial Officer, Masateru Higashida, is responsible for establishing and maintaining adequate internal control over financial reporting. Mr. Higashida has accessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this annual report on Form 10-K based on the criteria for effective internal control described Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, Mr. Higashida has concluded the Company’s internal controls over the financial reporting is not effective based on the following material weaknesses, which existed as of September 30, 2015:

•         Financial Reporting Systems: We did not maintain a fully integrated financial reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. The Company is not an "accelerated filer" for the fiscal year ended September 30, 2015 because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended September 30, 2015.  Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

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

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Masateru Higashida President, CEO, CFO, COO, Secretary, Treasurer (1)	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Craig Hagopian, President, CEO(2)	2015 2014	n/a $135,493	n/a 0	n/a 0(1)	n/a 0	n/a 0	n/a 0	n/a 0	n/a $135,493
Satoru Yukie CFO, COO, Secretary, Treasurer(3)	2015 2014	n/a $133,558	n/a 0	n/a 0(2)	n/a 0	n/a 0	n/a 0	n/a 0	n/a $133,558

(1)               Masateru Higashida was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and COO on August 19, 2014.

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

Outstanding Equity Awards At Fiscal Year-End

No named executive officer or director holds exercisable or unexercisable options, as of the years ended September 30 2015 and 2014

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

ITEM 12.        SECURITY OWERSHIIP OF CERTAIN BENEFICIAL OWNERS AND

                        MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 15th, 2015 , the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 30,124,951 shares of common stock issued and outstanding on January 8, 2015.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (1)
Executive Officers and Directors
Common	Masateru Higashida	14,233,633	50.297
Total of All Executive Officers and Directors		14,233,633	50.297
Shareholders Holding 5% or Greater
Common	Masateru Higashida	14,233,633	50.297
Common	Travis Gorney	1,520,000	5.371
Common	Arata Matsushima	1,520,000	5.371
Total of All Shareholders With 5% or Greater		17,273,633	61.039

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us by MaloneBailey LLP for professional services rendered for the fiscal years ended September 30, 2015 and 2014:

	2015	2014
FEE CATEGORY
Audit Fees (Malone &Bailey)	$36,500	$27,200
Tax Fee	-	-
Audit-Related Fees	-	2,400
TOTAL FEES	$36,500	$29,600

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

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Form 10-K:

The following exhibits are hereby filed as part of this Annual Report on Form 10-K or incorporated by reference:

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 13, 2016.

NuZee, Inc.

By:       /s/ Masateru Higashida

Name:  Masateru Higashida

Title:    President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Secretary, Treasurer, COO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on January 13, 2016.

NuZee, Inc.

By:       /s/ Masateru Higashida

Name:  Masateru Higashida

Title:    President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Secretary, Treasurer, COO and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors

NuZee, Inc.

San Diego, CA 92127

We have audited the accompanying balance sheets of NuZee, Inc. (the “Company”) as of September 30, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

January 13, 2016

NuZee, Inc.
BALANCE SHEETS

	September 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash	$107,678	$238,160
Accounts receivable	18,205	5,205
Inventories	201,764	50,881
Prepaid expenses and deposits	21,532	69,099
Total current assets	349,179	363,345

Equipment, net	192,103	33,368

Total assets	$541,282	$396,713

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 65,522	$ 43,384
Convertible notes payable-related party	600,000	-
Other current liabilities	607	8,180
Total current liabilities	666,129	51,564

Stockholders' equity (deficit):
Preferred stock; 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-

Common stock; 100,000,000 shares authorized, $0.00001 par value; 30,124,951 and 30,599,719 shares issued and outstanding	301	306
Additional paid in capital	5,940,337	4,968,609
Accumulated deficit	(5,988,119)	(4,518,766)
Less: treasury stock, at cost (2,016,000 and 2,736,000 shares held in treasury as of September 30, 2015 and 2014, respectively)	(77,366)	(105,000)
Total stockholders' equity (deficit)	(124,847)	345,149

Total liabilities and stockholders' equity (deficit)	$541,282	$396,713

The accompanying notes are an integral part of these audited financial statements.

NuZee, Inc.
STATEMENTS OF OPERATIONS

	Year Ended September 30, 2015	Year Ended September 30, 2014
Revenues	$115,022	$71,762
Cost of sales	72,072	59,005
Gross Profit	42,950	12,757

Operating expenses	1,510,810	3,146,188
Loss from operations	(1,467,860)	(3,133,431)

Other income	441	216

Other expense	1,934	2,513
Net loss	$ (1,469,353)	$(3,135,728)

Basic and diluted loss per common share	$ (0.05)	$ (0.10)

Basic and diluted weighted average number of common stock outstanding	30,004,340	30,121,020

                                          The accompanying notes are an integral part of these audited financial statements.

NuZee, Inc. STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) For the period from October 1, 2014 to September 30, 2015

	Common Stock		Addditional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity (deficit)
	Shares	Amount		Shares	Amount

Balance, September 30, 2013	37,957,790	$ 380	$ 2,556,349	-	$ -	$(1,383,038)	$ 1,173,691

Common stock issued for cash	1,608,029	16	964,801	-	-	-	964,817
Common stock cancelled	(8,966,100)	(90)	(89,571)	-	-	-	(89,661)
Common stock repurchased	-	-	-	2,736,000	(105,000)	-	(105,000)
Fair value of non-employee stock warrant	-	-	33,268	-	-	-	33,268
Fair value of employee stocl options	-	-	1,503,762	-	-	-	1,503,762
Net loss	-	-	-	-	-	(3,135,728)	(3,135,728)

Balance September 30, 2014	30,599,719	306	$ 4,968,609	2,736,000	$(105,000)	$(4,518,766)	$345,149

Common stock issued for cash	1,055,232	10	737,851	-	-	-	737,861
Common stock issued for service	10,000	-	6,000	-	-	-	6,000
Common stock cancelled	(1,540,000)	(15)	15	-	-	-	-
Treasury stock sold for cash	-	-	188,366	(720,000)	27,634	-	216,000
Fair value of non-employee stock warrant	-	-	20,527	-	-	-	20,527
Fair value of employee stock options	-	-	18,969	-	-	-	18,969
Net loss	-	-	-	-	-	(1,469,353)	(1,469,353)

Balance September 30, 2015	30,124,951	$ 301	$ 5,940,337	2,016,000	$ (77,366)	$(5,988,119)	$ (124,847)

The accompanying notes are an integral part of these audited  financial statements

Nuzee, Inc. STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2015	For the Year Ended September 30, 2014

Operating activities:
Net loss	$ (1,469,353)	$ (3,135,728)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	22,147	3,249
Loss on disposition of equipments	54,676	-
Share issued for services	6,000	-
Option expense	18,969	1,503,762
Warrant expense	20,527	33,268
Change in operating assets and liabilities:
Accounts receivable	(13,000)	7,990
Inventories	(150,883)	(50,881)
Prepaid expenses and deposits	47,567	(52,203)
Accounts payable	22,138	(12,438)
Other current liabilities	(7,573)	(1,383)
Net cash used by operating activities	(1,448,785)	(1,704,364)

Investing activities:
Purchase of equipment	(235,558)	(27,954)
net cash used by investing activities	(235,558)	(27,954)

Financing activities:
Proceeds from issuance of convertible notes payable	600,000	-
Proceeds from issuance of common stock	737,861	964,817
Proceeds from issuance of treasury stock	216,000	(105,000)
Net cash provided by financing activities	1,553,861	859,817

Net change in cash	(130,482)	(872,501)
Cash, beginning of period	238,160	1,110,661
Cash, end of period	$ 107,678	$ 238,160

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ 800	$ -

Non-cash investing and financing activities:
Forgiveness of related party receivable	$ -	$ 139,661
Forgivenes of debt	$ -	$ (50,000)
Cancellation of common stocks	$ 15	$ (89,661)

The accompanying notes are an integral part of these audited  financial statements

NuZee Inc,

Notes to Financial Statements

September 30, 2015

1. Organization

NuZee, Inc. (the “Company”, “we”, “our”) was incorporated on November 9, 2011 in Nevada. The Company is a start-up organization which markets and distributes consumer products primarily in the beverage segment. Additionally, while the Company primarily intends to purchase its proprietary products and resell, the Company may also engage in contract manufacturing where the Company purchases raw materials and retains a contract converter to process the raw materials into finished products for resale.

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

Going Concern and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.  During the fiscal year ended September 30, 2015, the Company began researching and investigating the viability of a new product platform for functional beverages.

As of September 30, 2015 the Company had cash (operating capital) of $107,678 and had $600,000 short term convertible notes. The Company has not attained profitable operations since inception. However, the Company started to make a deal with big wholesaler starting next year. The Company expects to spend between $1 million-$2 million in expenses over the next 12 months. Current cash balance as of September 30, 2015 is not sufficient to fund operations for the next twelve months. Therefore, the Company intends to engage in additional financing through the sale of equity securities.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring losses, an accumulated deficit, is dependent on the shareholder to provide additional funding for operating expenses and has no recurring revenues. These items raise substantial doubts about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts payable accrued liabilities and short-term debt. The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2015 and 2014, respectively.

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

Major Customers

In the year ended September 30, 2015, revenue was from two major customers.

                                                                    Sales Amounts                 Percentage of Total Revenue

Customer A                                                      $42,900                                                     37%

Customer B                                                     $50,466                                                      44%

 Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

  Persuasive evidence of an arrangement exists;
  Delivery has occurred or services have been rendered;
  The fee for the arrangement is fixed or determinable; and
  Collectability is reasonably assured.

Persuasive Evidence of an Arrangement—The Company documents all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Performed—The Company performs all services or delivers all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. Professional consulting services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer’s designated location.

The Fee for the Arrangement Is Fixed or Determinable—Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the written contract. The customer’s fee is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

Collectability Is Reasonably Assured—The Company determines that collectability is reasonably assured prior to recognizing revenue. Collectability is assessed on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectability is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis.

Cost Recognition

Cost of products sold is primarily comprised of direct materials consumed in the manufacturing of primary coffee blender products. Cost of products sold also includes the cost to distribute products to customers, inbound freight costs and other shipping and handling activity.

Selling, General and Administrative Expense

Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, research and development costs, administrative and other indirect overhead costs, depreciation expense and other miscellaneous operating items. Due to researching and investigating the viability of a new product platform for functional beverages, the Company incurred large marketing expenses, research and development costs and related legal and professional expenses in the 2014 fiscal year. Personnel expenses, occupying a majority portion of SG&A, were $363,788 and $2,933,476 for the years ended September 30, 2015 and 2014, respectively.

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

Inventory

Inventory, consisting principally of products held for sale is stated at the lower of cost or market or net realizable value, using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At September 30, 2015 and 2014 the Company concluded the carrying value of the inventory of $201,764  and $50,881 respectively, the amount reflected on the balance sheet is net of this adjustment.

                                                            September 30, 2015                                                September 30, 2014

                Raw Material                                            $ 69,836                                                                           $26,909

                Finished goods                                           131,928                                                                             23,972

                Total                                                          $201,764                                                                           $50,981

Related Party Transactions

During February 2015, the Company issued a secured convertible promissory note in the sum of $600,000 to Masateru Higashida, the Company’s major shareholder.  Interest calculated at the annual rate of zero percent (0%) for the period until April 2016. If the outstanding principle and all accrued and unpaid interest on the debt hereof (the “Debt”) is not repaid by the Company in full by the Repayment Date, the Debt or any portion thereof may be converted at the option of the Holder, upon written notice to the Company at any time after the Repayment Date, into that number of shares of the Company’s Common Stock equal to the Debt or that portion thereof that the Holder elects to convert, divided by price per share of $0.51. This note shall be cancelled on the date of conversion of the entirety of the Debt.

Property, Plant and Equipment

Equipment is stated at cost, net of depreciation. The Company depreciates equipment on a straight line basis. Office equipment is depreciated over a 3 year life, furniture over a 7 year life, and other assets over a 7 year life. Depreciation expense for the years ended September 30, 2015 and 2014 was $22,147 and $3,249 respectively. Repair and maintenance costs are expensed as incurred.

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. A loss of disposition of asset is recognized when the carrying amount is not recoverable and exceeds fair value. A loss of disposition of assets were recognized for the years ended September 30, 2015 and 2014 of $54,676 and $0, respectively.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2015 and 2014.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may or may not maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

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

Stock-based Compensation

This Subtopic addresses the accounting and reporting for both the issuer (that is, the purchaser or grantor) and recipient (that is, the goods or service provider or grantee) for a subset of share-based payment transactions. Topic 718 also addresses a subset of these transactions. The applicable accounting and reporting requirements for a specific transaction substantially depend on whether the grantee meets the definition of an employee (see the definition for determining which guidance to apply to a particular transaction). The accounting and reporting required may differ significantly depending on whether that definition of employee is met for the grantee. With certain exceptions, this Subtopic provides guidance when the grantee does not meet that definition of an employee. The company does not specific police for stock-based compensation.

3. COMMON STOCK

During the year ended 2014, the Company cancelled 8,966,100 shares of common stock.

During the year ended 2014, the Company sold 1,608,029 shares at $0.60 per share, for an aggregate purchase price of $964,817.

During the year ended 2014, the Company repurchased 2,736,000 shares at an average cost of $0.03838 per share.

During the year ended 2015, the Company resold 720,000 shares of treasury stock at $0.30 per share, for an aggregate purchase price of $216,000.

During the year ended 2015, the Company cancelled 1,540,000 shares of common stock.

During the year ended 2015, the Company sold 1,035,232 shares of common stock at $0.70 per share, for an aggregate purchase price of $737,861

During the year ended 2015, the company issued 10,000 shares of common stock at $0.60 per share, for compensation and an aggregate price of $6,000.

4. STOCK OPTIONS

During October 2013 the Company granted 3,471,665 options to employees and directors. The right to exercise these options shall vest and become 25% exercisable on the first anniversary of when granted, with the exception that 100% of options issued to one employee vested immediately. The remaining options shall vest and become exercisable ratably over the next 36 months, with the exception that options issued to 2 employees shall vest and become exercisable over 18 months and option issued to one employee shall vest and become exercisable as of the effective date of the Option Agreement. The exercise price is $0.48 per share and will expire ten years from the grant date, unless terminated earlier as provided by the Option Agreements.

During February 2015, the Company committed to issue 45,000 options to employee and 100,000 options to consultants for services the next time the board approves for issuance.  During September 2015, the Company committed to issue 22,500 options to an employee as compensation for services the next time the board approves for issuance.  The board has not yet approved the issuances.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: expected volatility was based on historical trading in the company's stock. The expected term of options granted was determined using the simplified method under SAB 107 and represents the mid-point between the vesting term and the contractual term. . The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. The Company has estimated there will be no forfeitures.

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the twelve months ended September 30, 2015 and $1,503,762 for the year ended September 30, 2014.

Risk-free interest rate 1% - 2%

Expected option life 2 – 3 years

Expected volatility 300%

Expected dividend yield 0.0%

The company recognized stock option expenses of $18,969 for the year ended September 30, 2015 and $1,503,762 for the year ended September 30, 2014.

The following table summarizes common stock options issued and outstanding:

                                                                                Stock Options                       Exercise price                       Intrinsic Value

Outstanding at September 30, 2013                               -                                              $                                              -

Granted                                                                 3,471,665

Exercised                                                                               -

Forfeited                                                                                -

Expired                                                                                   -

Outstanding at September 30, 2014                     3,471,665                                  $0.60                                   $            -

Granted                                                                                  -

Exercised                                                                                  -

Forfeited                                                                     (638,332)

Expired                                                                        -

Outstanding at September 30, 2015                      2,833,333                                  $0.60                                  $            -

Exercisable at September 30, 2015                          2,833,333                                $0.60                                  $            -

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

The Black-Scholes warrant pricing model was used with the following weighted average assumptions for options granted during the twelve month ended September 30, 2014

Risk-free interest rate 2.53%

Expected life 0 years

Expected volatility 0%

Expected dividend yield 0.0%

The company recognized warrant expenses of $20,527 for the year ended September 30, 2015 and $33,268 of warrant expenses for year ended September 30, 2014.

During the year ended September 30, 2015, the Company cancelled all warrants. Thus, there are no excisable warrants outstanding at year ended September 30, 2015. Unamortized warrant expense as of September 30, 2015 for all warrants outstanding is $0.

The following table summarizes common stock warrants issued and outstanding:

                                                                                                Stock Warrants                    Exercise price

Outstanding at September 30, 2013

Granted                                                                                 100,000                                          $0.60

Exercised                                                                                        -

Forfeited                                                                                         -

Expired                                                                                           -

Outstanding at September 30, 2014                                  100,000                                          $0.60

Granted                                                                                            -

Exercised                                                                                         -

Forfeited                                                                              100,000                                            $0.60

Expired

Outstanding at September 30, 2015

6. INCOME TAX

As of September 30, 2015 and, 2014, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years' income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets. Net operating loss carry forward is $5,982,119 and $4,518,766 as of September 30, 2015 and 2014 and will begin expiring in 2032.

Deferred tax assets consisted of the following as of September 30, 2015 and 2014:

	2015	2014
Net Operating Losses	2,095,842	1,581,568
Valuation Allowance	(2,095,842)	(1,581,568)

7. SUBSEQUENT EVENTS

During October 2015 to December 2015, the Company sold 280,011 shares at an average cost of $0.732 per share, for an aggregate purchase price of $204,990.