Form 10-Q
period 2015-12-31
NuZee, Inc.
filed 2016-02-16
CIK 1527613

UNITED STATES

SECURITIES AND  EXCHANGE  COMMISSION  WASHINGTON, D.C.    20549

FORM  10-Q

☒ QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the  quarterly  period  ended  December 31, 2015

☐  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934  For  the  transition  period  from     to

Commission File  No.  333-176684

NUZEE, INC.
_____________________________________________________
(exact name  of  registrant  as  specified  in  its  charter)

Nevada                                                       38-3849791
 ___________________________________________________________________________________________
(State or  other  jurisdiction  of  incorporation  or  organization)

_____________________________________________________________________
(I.R.S. Employer  Identification  Number)

2865 Scott Street, Suite 101, Vista, CA, 92081

 ____________________________________________________________________

(Address of  principal  executive  offices)      (zip  code)

(760)295-2408 or toll  free  (844)  936-8933

 _______________________________________________________________________

(Registrant’s telephone  number,  including  area  code)  Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

Titles of  each class                                                    Name of  each exchange  on  which  registered  None                                                                             N/A

_____________________________________________________________________________________________________________________________________

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

Yes  ☐      No  ☐

(APPLICABLE ONLY  TO  CORPORATE  REGISTRANTS)

Indicate the  number  of  shares  outstanding  of  each  of  the  registrant’s  classes  of  common  stock, as  of  the  latest  practicable  date.  As  of  February 11, 2016, NuZee,  Inc.  had 30,464,951 shares  of  common  stock  outstanding.

Table of  Contents

PART I.

Item 1.         Financial  Statements.

(a)      Balance  Sheets  as  at  December 31,  2015  (Unaudited)  and  September  30,  2014

(b)     Statement  of  Operations  for  the  three and nine months  ended  December 31,  2015  and  2014    (Unaudited).

(c)      Statement  of  Cash  Flows  for  the  nine  months  ended  December 31,  2015  and  2014  (Unaudited).

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

Item 6.         Exhibits

FORWARD-LOOKING INFORMATION

This Quarterly  Report  on  Form  10-Q  of  NuZee,  Inc. contains  “forward-looking  statements”  that  may  state  our  management’s  plans,  future  events,  objectives,  current  expectations,  estimates, forecasts,  assumptions  or  projections  about  the  company  and  its  business.    Any  statement  in  this  report  that  is  not  a  statement  of  historical  fact  is  a  forward-looking  statement,  and in  some  cases,  words  such  as  “believes,”  “estimates,”  “projects,”  “expects,”  “intends,”  “may,”  “anticipates,”  “plans,”  “seeks,”  and  similar  expressions  identify  forward-looking  statements.    Forward-looking  statements  involve  risks  and  uncertainties  that  could  cause  actual  outcomes  and  results  to  differ  materially  from the  anticipated  outcomes  or  results.    These  statements  are  not  guarantees  of  future  performance,  and  undue  reliance  should  not  be  placed  on  these  statements.    It  is  important  to  note  that  our  actual  results  could      differ  materially  from  what is  expressed  in  our  forward-looking  statements  due  to  the  risk  factors  described  in  the  section  of  our  Form  10-K  filed  on  January 13, 2016  entitled  “Risk  Factors.”

We undertake  no  obligation  to  update  publicly  any  forward-looking  statements,  whether  as  a  result  of  new  information,  future  events  or  otherwise.

PART I.

Item 1.    Financial  Statements.

Nuzee, Inc. BALANCE SHEET (Unaudited)

	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash	$ 47,252	$ 107,678
Accounts receivable	14,345	18,205
Inventories	181,112	201,764
Prepaid expenses and deposits	21,708	21,532
Total current assets	264,417	349,179

Equipment, net	184,145	192,103

Total assets	$ 448,562	$ 541,282

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 77,620	$ 65,522
Convertible notes payable-related party	600,000	600,000
Other current liabilities	387	607
Total current liabilities	678,007	666,129

Stockholders' equity (deficit):
Preferred stock; 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-

Common stock; 100,000,000 shares authorized, $0.00001 par value; 30,404,951 and 30,124,951 shares issued and outstanding	304	301
Additional paid in capital	6,145,335	5,940,337
Accumulated deficit	(6,297,718)	(5,988,119)
Less: treasury stock, at cost (2,016,000 shares held in treasury as of December 31, 2015 and September 30, 2015 )	(77,366)	(77,366)
Total stockholders' equity (deficit)	(229,445)	(124,847)

Total liabilities and stockholders' equity (deficit)	$ 448,562	$ 541,282

The accompanying notes are an integral part of these unaudited financial statements.

Nuzee, Inc. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31 ,2015	Three Months Ended December 31 ,2014

Revenues	$ 44,460	$ 41,016
Cost of sales	29,065	35,517
Gross Profit	15,395	5,499

Operating expenses	321,573	306,980
Loss from operations	(306,178)	(301,481)

Other income	228	-

Other expense	(3,649)	(800)

Net loss	$ (309,599)	$ (302,281)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Basic and diluted weighted average number of common stock outstanding	30,330,494	28,099,371

The accompanying notes are an integral part of these unaudited financial statements.

Nuzee, Inc. STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014

Operating activities:
Net loss	$ (309,599)	$ (302,281)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	10,488	1,618
Option expense	-	17,992
Warrant expense	-	9,134
Change in operating assets and liabilities:
Accounts receivable	3,860	321
Inventories	20,652	(33,082)
Prepaid expenses and deposits	(176)	24,473
Accounts payable	12,098	(5,004)
Other current liabilities	(220)	672
Net cash used by operating activities	(262,897)	(286,157)

Investing activities:
Purchase of equipment	(2,529)	-
Net cash used by investing activities	(2,529)	-

Financing activities:
Proceeds from issuance of common stock	205,000	13,200
Proceeds from issuance of treasury stock	-	174,000
Net cash provided by financing activities	205,000	187,200

Net change in cash	(60,426)	(98,957)
Cash, beginning of period	107,678	238,160
Cash, end of period	$ 47,252	$ 139,203

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ 800	$ -

The accompanying notes are an integral part of these unaudited financial statements.

Nuzee, Inc.

NOTES TO  FINANCIAL  STATEMENTS

(Unaudited)

December 31,  2015

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Nuzee, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015 as filed with the SEC. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

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

2. RELATED PARTY TRANSACTIONS

During February 2015, the Company issued a secured convertible promissory note in the sum of $600,000 to Masateru Higashida, the Company’s major shareholder.  Interest calculated at the annual rate of zero percent (0%) for the period until April 2016. If the outstanding principle and all accrued and unpaid interest on the debt hereof (the “Debt”) is not repaid by the Company in full by the Repayment Date, the Debt or any portion thereof may be converted at the option of the Holder, upon written notice to the Company at any time after the Repayment Date, into that number of shares of the Company’s Common Stock equal to the Debt or that portion thereof that the Holder elects to convert, divided by price per share of $0.51. This note shall by cancelled on the date of conversion of the entirety of the Debt

3. COMMON STOCK

During October 2015, the Company sold 140,000 shares of common stock at $0.70 per share, for an aggregate purchase price of $98,000.

During November 2015, the Company sold 50,000 shares of common stock at $0.70 per share, for an aggregate purchase price of $35,000.

During December 2015, the Company sold 90,000 shares of common stock at $0.80 per share, for an aggregate purchase price of $72,000

4. STOCK OPTIONS

During three months ended 2015, the Company  committed to issue 242,500 options to employees and consultant for the services the next time the board approves for issuance.

The new method of determination of granted is simplified method and no more usage of the Black-Scholes model.

The following table summarizes common stock options issued and outstanding:

	Stock Options	Exercise price	Intrinsic value
Outstanding at September 30, 2015	2,833,333	$0.60	-
Granted	-	-	-
Excised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2015	(2,833,333)	$0.60	-
Total	-	-	-

 As of December 31, 2015, there were no options exercisable or outstanding.

5. SUBSEQUENT EVENTS

   During January 2016, the Company granted 50,000 shares of treasury stock to a consultant at $0.30 per share, for an aggregate purchase price of $15,000.

   During January 2016, the Company sold 60,000 shares of common stock at $0.80 per share for an aggregate purchase price of $48, 000

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

      Plan of Operations

Short Term Goals (12 Months)

Over the next 9 months, the Company’s growth plans include continuing efforts to:

▪ Build a targeted distribution network for our Coffee Blenders functional beverages by signing the retailers that serve the K-cup and Coffee replenishment channels;

▪ Increase awareness for Coffee Blenders through communications and sampling programs;

▪ Establish the NuZee brands top 3 in their product categories consistent with our mission of providing natural products that work.

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

In order to build distribution the Company is first determining the total distribution launch cost among the potential channels as each has their own upfront and recurring cost structure.  Under investigation are the following company directed channels:

▪ Direct – coffeeblenders.com shopping via search and digital marketing

▪ E-commerce affiliates (such as Amazon)

▪ Select health and wellness retailers

▪ Key mass/grocery retailers

▪ Club/Other

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

 Results of Operations

As of December 31, 2015, we generated net losses of $309,599. This loss was attributed to $321,573 of operating expenses. Compared with period end December 31, 2014, the overall net loss increased by $7,318 and operating expense increased by $14,593 .These operating expenses included costs associated with production, storage and delivery of our products as well as research and development of new products.

We are presently in the development phase of our new product platform for functional beverages and we can provide no assurance that we will be able to attain profitability.

From October 1, 2015 to December 31, 2015, we earned gross profit of $15,395 from sales of our products. The gross profit earned during same period of 2014 was $5,499. There has been an almost three times increase in earned gross profit. This increase was caused by both the raise of revenue and decrease of the overall cost of goods sold.

We expect sales in 2016 from our new products through a combination of direct to consumer through our website portal, product awareness as well as through affiliate online stores and retailers.

Liquidity and  Capital  Resources

As of September 30, 2015 we had a cash balance of $107,678 and $47,252 at December 31, 2015. Total assets decreased by 17% from $541,282 at September 30, 2015 to $448,562 at December 31, 2014.

As of December 31, 2015 we had current liabilities of $678,007 and $666,129 at September 30, 2015. Accounts Payable increased by approximately 18 % to $77,620 as of December 31, 2015 from $65,522 at September 30, 2015.

Our current ratio decreased from 52% in September 30, 2015 to 39% as of December 31, 2015.

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.  Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Our current cash balance as of December 31, 2015 is not sufficient to fund our operations for the next twelve months. Therefore, the Company intends to engage in additional financing through the sale of equity securities.

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

PART II.

Item 1.    Legal  Proceedings  None.

Item 1A.    Risk  Factors

There have  been no  changes  to  our  risk  factors  from  those  disclosed  in  our  Form  10-K  filed  on  January 13, 2016

     Item 2.    Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

There were  no  unregistered  Sales  of  Equity  Securities  during  the  quarter  ending  December 31,  2015.

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

Date:	February 12, 2016	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)