Form 10-Q
period 2016-03-31
NuZee, Inc.
filed 2016-05-11
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				March 31, 2016
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number				333-176684

NUZEE, INC.

(Exact name of registrant as specified in its charter)
Nevada					N/A
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
2865 Scott Street, Suite 101, Vista, California					92081
(Address of principal executive offices)					(Zip Code)

(760) 295-2408 or toll  free  (844)  936-8933

(Registrant’s telephone number, including area code)
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

[ ]	YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

					[ ]	YES	[X]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer			[ ]		Accelerated filer			[ ]
Non-accelerated filer			[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
					[ X]	YES	[ ]	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
30,964,951 common shares issued and outstanding as of May 9, 2016

Table of  Contents

PART I.

Item 1.         Financial  Statements.

(a)      Balance  Sheets  as  at  March 31,  2016  (Unaudited)  and  September  30,  2015

(b)     Statement  of  Operations  for  the  three and six months  ended  March 31,  2016  and  2015  (Unaudited).

(c)      Statement  of  Cash  Flows  for  the  six  months  ended  March 31,  2016  and  2015  (Unaudited).

(d)     Notes  to Financial Statements  (Unaudited).

Item 2.         Management’s  Discussion  and  Analysis  of  Financial  Condition  and  Results  of  Operations.

Item  3.        Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

Item 4.         Controls  and  Procedures.

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

PART I.

Item 1.    Financial  Statements.

Nuzee, Inc.
BALANCE SHEET
(Unaudited)

	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash	$ 57,056	$ 107,678
Accounts receivable	11,766	18,205
Inventories	236,923	201,764
Prepaid expenses and deposits	21,374	21,532
Total current assets	327,119	349,179

Equipment, net	173,964	192,103

Total assets	$ 501,083	$ 541,282

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 49,676	$ 65,522
Advanced received	96,604	-
Loan payable - short term - Related party	70,000	-
Notes payable - Related party	600,000	600,000
Other current liabilities	380	607
Total current liabilities	816,660	666,129

Stockholders' equity (deficit):
Preferred stock; 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-

Common stock; 100,000,000 shares authorized, $0.00001 par value; 30,687,451 and 30,124,951 shares issued	307	301
Additional paid in capital	6,397,139	5,940,337
Accumulated deficit	(6,635,657)	(5,988,119)
Less: treasury stock, at cost (2,016,000 held in treasury, $0.03838 per share)	(77,366)	(77,366)
Total stockholders' equity (deficit)	(315,577)	(124,847)

Total liabilities and stockholders' equity (deficit)	$ 501,083	$ 541,282

The accompanying notes are an integral part of these unaudited financial statements F-1

Nuzee, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31 ,2015
Revenues	$ 50,954	$ 15,586	$ 95,414	$ 56,602
Cost of sales	30,276	5,438	59,340	40,955
Gross Profit	20,678	10,148	36,074	15,647

Operating expenses	359,465	416,349	681,038	723,329
Loss from operations	(338,787)	(406,201)	(644,964)	(707,682)

Other income	48	-	276	-

Other expense	800	(425)	(2,850)	(1,225)

Net loss	$ (337,939)	$ (406,626)	$ (647,538)	$ (708,907)

Basic and diluted loss per common share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.03)

Basic and diluted weighted average number of common stock outstanding	30,394,231	27,757,719	30,399,213	27,930,422

The accompanying notes are an integral part of these unaudited financial statements F-2

Nuzee, Inc.
STATEMENTS OF CASH FLOWS
	Six months Ended March 31, 2016	Six months Ended March 31, 2015
Operating activities:
Net loss	$ (647,538)	$ (708,907)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	20,992	3,420
Option expense	25,807	24,326
Warrant expense	-	15,768
Change in operating assets and liabilities:
Accounts receivable	6,439	4,109
Inventories	(35,159)	(56,422)
Prepaid expenses and deposits	158	(45,551)
Accounts payable	(15,846)	(22,926)
Other current liabilities	96,377	(1,048)
Net cash used by operating activities	(548,770)	(787,231)

Investing activities:
Purchase of equipment	(2,854)	(11,637)
net cash used by investing activities	(2,854)	(11,637)

Financing activities:
Proceeds from sale of common stock	431,000	27,200
Proceeds from issuance of short term loan payable - related party	100,000	-
Proceeds from issuance of convertible note payable - related party	-	600,000
Proceeds from issuance of treasury stock	-	216,000
Repayment of principal on short term loan payable - related party	(30,000)	-
Net cash provided by financing activities	501,000	843,200

Net change in cash	(50,624)	44,332
Cash, beginning of period	107,678	238,160
Cash, end of period	$ 57,055	$ 282,492
Cash paid for taxes	$ 800	$ -
Cash paid for interest	$ -	$ -

Non-cash investing and financing activities:
Cancellation of common stocks	$ -	$ (12)
The accompanying notes are an integral part of these unaudited financial statements F-3

Nuzee, Inc.

NOTES TO  FINANCIAL  STATEMENTS

(Unaudited)

March 31,  2016

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Nuzee, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2016 as filed with the SEC. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

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

      2. INVENTORY

 Inventory, consisting principally of products held for sale is stated at the lower of cost or market or net realizable value, using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At March 31, 2016 and 2015 the Company concluded the carrying value of the inventory of $236,923 and $107,304 respectively, the amount reflected on the balance sheet is net of this adjustment.

March 31, 2016

March 31, 2015

Raw Material

$

96,005

$

31,110

Work in Process

12,414

-

Finished goods

128,504

76,194

Total

$

236, 923

$

107,304

3. RELATED PARTY TRANSACTIONS

During February 2015, the Company issued a secured convertible promissory note in the sum of $600,000 to Masateru Higashida, the Company’s major shareholder.  Interest calculated at the annual rate of zero percent (0%) for the period until April 2016.  During March 2016, the Company and Masateru Higashida decides to extend the repayment date to March 31, 2017 in the best interest of the Corporation and its shareholders, with the annual rate of repayment at an interest rate of one percent (1%) for the period until March 31, 2017.

If the outstanding principle and all accrued and unpaid interest on the debt hereof (the “Debt”) is not repaid by the Company in full by the Repayment Date, the Debt or any portion thereof may be converted at the option of the Holder, upon written notice to the Company at any time after the Repayment Date, into that number of shares of the Company’s Common Stock equal to the Debt or that portion thereof that the Holder elects to convert, divided by price per share of $0.51. This note shall by cancelled on the date of conversion of the entirety of the Debt

During March 2016, the Company borrowed the sum of $100,000 short-term loan (the “From East Loan”) from From  East Holdings (“From  East” [aka NuZee Co., Ltd]) to be repaid on or before September 30, 2016 at an interest rate of one percent (1%). Company paid back $30,000 of the short-term loan on March 29th.

The $600,000 convertible promissory note payable and $100,000 short-term loan are related party transactions since Masateru Higashida is the Company’s   major shareholder and he holds 100% ownership of From East Holdings [aka NuZee Co., Ltd]. Both Mr. Higashida and From East Holdings [aka NuZee Co., Ltd] are related parties with the Company.

4. ADVANCE RECEIVED

       During March 2016, Company received below Advance Received

Received from Customer	$73,501
Other – Related Party	23,103
Total	$96,604

5. COMMON STOCK

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

During December 2015, the Company sold 90,000 shares of common stock at $0.80 per share, for an aggregate purchase price of $72,000

During January 2016, the Company sold 60,000 shares of common stock at $0.80 per share, for an aggregate purchase price of $48,000.

During February 2016, the Company sold 20,000 shares of common stock at $0.80 per share, for an aggregate purchase price of $16,000.

During March 2016, the Company sold 202,500 shares of common stock at $0.80 per share, for an aggregate purchase price of $162,000

6. STOCK OPTIONS

Our stock-based compensation arrangements include grants of stock options awards under the 2013 Stock Incentive Plan (the “Plan”).

 During the six months ended March 31, 2016, the Company issued, per board approval, stock options under the Plan to purchase an aggregate of 298,000 shares of the Company’s common stock to officers, directors, employees and consultants. The grant date fair value of these options, net of estimated forfeiture rate of 0%, was $39,496 using Black-Scholes option valuation models with the following assumptions: exercise price of $0.30 to $0.80, volatility of 83.6% to 104.7%, expected life of 4.5 years to 10 years, and risk-free rate of 1.11% to 1.74%. The Company is expensing these stock option awards on a straight-line basis over the requisite service period.  The Company recognized expense of $25,807 associated with stock option awards during the six months ended March 31, 2016.  The Company did not have any such expense for the six months ended March 31, 2015.  As of March 31, 2016, there was $13,689 of total unrecognized compensation cost related to an aggregate of 145,000 of non-vested stock option awards. These costs are expected to be recognized over a weighted-average period of .55 years for the stock options awards.

The following table summarizes stock option activity as of September 30, 2015 and for the six months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2015	28,333,333	$0.48
Granted	298,000	$0.48
Forfeited	(28,333,333)	$0.48
Outstanding at March 31, 2016	298,000	$0.48	9.9	14,500
Exercisable at March 31, 2016	153,000	$0.32	9.9	14,500

7. SUBSEQUENT EVENTS

During April 2016, the Company sold 272,500 shares of common stock at $0.80 per share for an aggregate purchase price of $218, 000

During April 216, the Company issued 5,000 shares of common stock at $0.3 per share for a purchase price of $1,500 to previous employee, Michael Billing.

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

  Results of Operations

As of three months ended March 31, 2016, we generated net losses of $647,538. This loss was attributed to $358,665 of operating expenses. Compared with period end March 31, 2015, the overall net loss decreased by $68,687 and operating expense reduced $57,684.The change on operating expenses are mostly contributed by declining cost of Research and Development. The company are moving forward for new products production.

As of six months ended March 31, 2016, we generated net losses of $644,964. This loss was attributed to $681,038 of operating expenses. Compared with six months ended March 31, 2015, the overall net loss decreased by $61,370 and operating expense reduced by $42,291. Company moved from developing and research stage to production and sale stage.

We are presently in the development phase of our new product platform for functional beverages and we can provide no assurance that we will be able to attain profitability.

As of three months ended March 31, 2016, we earned gross profit of $20,678 from sales of our products. The gross profit earned during same period of 2015 was $10,148. There has been more than two times increase in earned gross profit. This increase was mainly caused by the increase of sales revenue, which are three times compared with the same period last year.

As of six months ended March 31, 2016, we earned gross profit of $36,074 from product sales. Compare with the same period last year, the gross profit increased two times. This increase was mainly because of good sales performance. The total revenue raised 69% which compares last year.

We expect sales in the rest of 2016 from our new products through a combination of direct to consumer through our website portal, product awareness as well as through affiliate online stores and retailers.

Liquidity and  Capital  Resources

As of September 30, 2015 we had a cash balance of $107,678 and $57,056 at March 31, 2016. Total assets decreased by7% from $541,282 at September 30, 2015 to $501,083 at March 31, 2016

As of March 31, 2016 we had current liabilities of $816,661 and $666,129 at September 30, 2015. This temporary increase was based on advance received from customers and a short-term loan due on the end of this fiscal year.

Our current ratio decreased from 52% in September 30, 2015 to 40% as of March 31, 2016.

Compared with period ending March 31 2015, the depreciation amount increase a lot since company purchased machines and equipment during 2015. This quarter, company has no more warrant expense exists. At the same time, cash used by inventory decreased 38% and there has no prepaid expense compared with the same period of 2015. During current quarter, almost 75% of other current liability comes from advance received from our customers.

Company has $431,000 cash comes from common stock selling during this quarter as well as $100,000 short-term loan from related party. $30,000 of short-term loan has been paid back on March 29th.

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.  Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Our current cash balance as of March 31, 2016 is not sufficient to fund our operations for the next twelve months. Therefore, the Company intends to engage in additional financing through the sale of equity securities.

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

None.

Item 1A.    Risk  Factors

There have  been no  changes  to  our  risk  factors  from  those  disclosed  in  our  Form  10-K  filed  on  January 13, 2016

Item 2.    Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

There were  no  unregistered  Sales  of  Equity  Securities  during  the  quarter  ending  March 31,  2016.

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

*         Filed  herewith

      **    Furnished  herewith.  Pursuant  to  Rule  406T of  Regulation  S-T,  the  Interactive  Data  Files  on  Exhibit  101  hereto  are  deemed  not  filed  or  part  of  any  registration  statement  or  prospectus  for  purposes  of  Sections  11  or  12  of  the  Securities  Act  of  1933,  are  deemed  not filed  for  purposes  of  Section  18  of  the  Securities  and  Exchange  Act  of  1934,  and  otherwise  are  not  subject  to  liability  under  those  sections

SIGNATURES

Pursuant to  the  requirements  of  the  Securities  Exchange  Act  of  1934,  this  report  has  been  signed  below  by  the  following  persons  on  behalf  of  the  registrant  and  in  the  capacities  and  on  the  dates  indicated.

Date:	May 11, 2016	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)