Form 10-Q
period 2016-06-30
NuZee, Inc.
filed 2016-08-15
CIK 1527613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30th, 2016

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-176684

NUZEE, INC.

(exact name of registrant as specified in its charter)

Nevada	38-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2865 Scott Street, Suite 101,
Vista, CA, 92081

(Address of principal executive offices) (zip code)

(760) 295-2408 or toll free (844) 936-8933

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Titles of each class	Name of each exchange on which registered
None	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 10, 2016, NuZee, Inc. had 31,370,107 shares of common stock outstanding.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of NuZee, Inc. contains "forward-looking statements" that may state our management's plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as "believes," "estimates," "projects," "expects," "intends," "may," "anticipates," "plans," "seeks," and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could    differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Form 10-K filed on January 13, 2016 entitled "Risk Factors."

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

Item 1.       Financial Statements.

Nuzee, Inc.
BALANCE SHEET
(Unaudited)

	June 30, 2016	September 30, 2015

ASSETS
Current assets:
Cash	$17,047	$107,678
Accounts receivable	13,534	18,205
Inventories	213,684	201,764
Prepaid expenses and deposits	12,938	21,532
Total current assets	257,203	349,179

Equipment, net	163,444	192,103

Total assets	$420,647	$541,282

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$58,555	$65,522
Loan payable - short term - Related party -Including interest of $148	45,148	-
Convertible Notes payable - Related party - Including interest of $1,496	601,496	600,000
Other current liabilities	416	607
Total current liabilities	705,615	666,129

Stockholders' equity (deficit):
Preferred stock; 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized, $0.00001 par value; 31,124,951 and 30,124,951 shares issued	311	301
Additional paid in capital	6,752,564	5,940,337
Accumulated deficit	(6,960,477)	(5,988,119)
Less: treasury stock, at cost (2,016,000 held in treasury, $0.03838 per share)	(77,366)	(77,366)
Total stockholders' equity (deficit)	(284,968)	(124,846)

Total liabilities and stockholders' equity (deficit)	$420,647	$541,282

The accompanying notes are an integral part of these unaudited financial statements

Nuzee, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015

Revenues	$136,268	$29,811	$231,682	$86,412
Cost of sales	72,545	23,005	131,885	63,960

Gross Profit	63,723	6,806	99,797	22,452

Operating expenses	398,388	369,957	1,079,426	1,093,286
Loss from operations	(334,665)	(363,151)	(979,629)	(1,070,834)

Other income	11,557	190	11,833	191

Other expense	(1,712)	-	(4,562)	(1,225)

Net loss	$(324,820)	$(362,961)	$(972,358)	$(1,071,868)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Basic and diluted weighted average number of common stock outstanding	30,656,401	27,770,018	30,582,013	27,876,954

The accompanying notes are an integral part of these unaudited financial statements

Nuzee, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended June 30, 2016	Nine months Ended June 30, 2015

Operating activities:
Net loss	$(972,358)	$(1,071,868)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	31,513	9,307
Option expense	33,736	32,038
Warrant expense	-	20,527
Change in operating assets and liabilities:
Accounts receivable	4,671	(24,639)
Inventories	(11,920)	(157,763)
Prepaid expenses and deposits	8,594	(97,521)
Accounts payable	(6,967)	106,172
Other current liabilities - Including related party interest of $1,644	1,453	(7,791)

Net cash used by operating activities	(911,278)	(1,191,538)

Investing activities:
Purchase of equipment	(2,854)	(90,159)
Net cash used by investing activities	(2,854)	(90,159)

Financing activities:
Proceeds from sale of common stock	777,001	429,862
Proceeds from exercise of options	1,500
Proceeds from issuance of short term loan payable - related party	100,000	-
Proceeds from issuance of convertible note payable - related party	-	600,000
Proceeds from issuance of treasury stock	-	216,000
Repayment of principal on short term loan payable - related party	(55,000)	-
Net cash provided by financing activities	823,501	1,245,862

Net change in cash	(90,631)	(35,835)
Cash, beginning of period	107,678	238,160
Cash, end of period	$17,047	$202,325

Cash paid for taxes	$800	$-
Cash paid for interest	$-	$-

Non-cash investing and financing activities:
Cancellation of common stocks	$-	$15

The accompanying notes are an integral part of these unaudited financial statements

Nuzee, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30th, 2016

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Nuzee, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended June 30th, 2016 as filed with the SEC. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring losses, large accumulated deficits, is dependent on the shareholder to provide additional funding for operating expenses and has no recurring revenues. These items raise substantial doubt about the Company's ability to continue as a going concern.

2.  INVENTORY

Inventory, consisting principally of products held for sale is stated at the lower of cost or market or net realizable value, using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At June 30, 2016 and September 30, 2015 the Company concluded the carrying value of the inventory of $213,684 and $201,764 respectively, the amount reflected on the balance sheet is net of this adjustment.

	June 30, 2016	September 30, 2015

Raw Material	$107,210	$69, 836
Work in Process	266	-
Finished goods	106,208	131,928
Total	$213, 684	$201,764

3.  RELATED PARTY TRANSACTIONS

During February 2015, the Company issued a secured convertible promissory note in the sum of $600,000 to Masateru Higashida, the Company's major shareholder.  Interest calculated at the annual rate of zero percent (0%) for the period until April 2016.  During March 2016, the Company and Masateru Higashida decided to extend the repayment date to March 31, 2017 so that company has more funds for production and marketing to fulfill customers' requirements, which in the best interest of the Corporation and its shareholders. The annual rate of repayment at an interest rate of one percent (1%) for the period until March 31, 2017. During nine months ended, the company accrued interest of $1,496 relating to this related party note.

If the outstanding principle and all accrued and unpaid interest on the debt hereof (the "Debt") is not repaid by the Company in full by the Repayment Date, the Debt or any portion thereof may be converted at the option of the Holder, upon written notice to the Company at any time after the Repayment Date, into that number of shares of the Company's Common Stock equal to the Debt or that portion thereof that the Holder elects to convert, divided by price per share of $0.51. This note shall by cancelled on the date of conversion of the entirety of the Debt.

During March 2016, the Company borrowed the sum of $100,000 short-term loan (the "Far East Loan") from Far East Holdings ("Far East" [aka NuZee Japan]) to be repaid on or before September 30, 2016 at an interest rate of one percent (1%). During the nine months ended, the company accrued interest of $148. The Company paid back $55,000 of this short-term loan during the period.

The $600,000 convertible promissory note payable and $100,000 short-term loan are related party transactions since Masateru Higashida is the Company's major shareholder and he holds 100% ownership of From East Holdings [aka NuZee Co., Ltd]. Both Mr. Higashida and From East Holdings [aka NuZee Co., Ltd] are related parties with the Company.

4.  COMMON STOCK

During June 2015, the Company sold 575,232 shares of common stock at $0.70 per share, for an aggregate purchase price of $402,662.

During July 2015, the Company sold 160,000 shares of common stock at $0.70 per share, for an aggregate purchase price of $112,000.

During August 2015, the Company sold 100,000 shares of common stock at $0.70 per share, for an aggregate purchase price of $70,000.

During September 2015, the Company sold 180,000 shares of common stock at $0.70 per share, for an aggregate purchase price of $126,000.

During October 2015, the Company sold 140,000 shares of common stock at $0.70 per share, for an aggregate purchase price of $98,000.

During November 2015, the Company sold 50,000 shares of common stock at $0.70 per share, for an aggregate purchase price of $35,000.

During December 2015, the Company sold 90,000 shares of common stock at $0.80 per share, for an aggregate purchase price of $72,000.

During January 2016, the Company sold 60,000 shares of common stock at $0.80 per share, for an aggregate purchase price of $48,000.

During February 2016, the Company sold 20,000 shares of common stock at $0.80 per share, for an aggregate purchase price of $16,000.

During March 2016, the Company sold 202,500 shares of common stock at $0.80 per share, for an aggregate purchase price of $162,000.

During April 2016, the Company sold 272,500 shares of common stock at $0.80 per share, for an aggregate purchase price of $218,000.

During April 2016, Michael Billing exercised 5,000 stock options with a purchase price of $1,500 at $0.30 per share.

During May 2016, the Company sold 100,000 shares of common stock at $0.80 per share, for an aggregate purchase price of $80,000.

During June 2016, the Company sold 60,000 shares of common stock at $0.8 per share, for an aggregate purchase price of $48,000.

5.  STOCK OPTIONS

Our stock-based compensation arrangements include grants of stock options awards under the 2013 Stock Incentive Plan (the "Plan").

During three months ended 2015, the Company committed to issue 242,500 options to employees and consultant for the services the next time the board approves for issuance.

During the six months ended March 31, 2016, the Company issued, per board approval, stock options under the Plan to purchase an aggregate of 298,000 shares of the Company's common stock to officers, directors, employees and consultants. The grant date fair value of these options, net of estimated forfeiture rate of 0%, was $39,496 using Black-Scholes option valuation models with the following assumptions: exercise price of $0.30 to $0.80, volatility of 83.6% to 104.7%, expected life of 4.5 years to 10 years, and risk-free rate of 1.11% to 1.74%. The Company is expensing these stock option awards on a straight-line basis over the requisite service period.  The Company recognized expense of $7,373 and $33,180 during the three and nine months ended June 30, 2016 associated with these stock option awards.  The Company did not have any such expense for the six months ended March 31, 2015.  As of June 30, 2016, there was $6,315 of total unrecognized compensation cost related to an aggregate of 133,000 of non-vested stock option awards. These costs are expected to be recognized over a weighted-average period of .55 years for the stock options awards.

During the three months ended June 30, 2016, the Company agreed to extend an employee's previously issued stock options of 22,500 until April 29, 2016. The grant date fair value of these options, net of estimated forfeiture rate of 0%, was $556 using Black-Scholes option valuation models with the following assumptions: exercise price of $0.30 to $0.80, volatility of 83.6% to 104.7%, expected life of 4.5 years to 10 years, and risk-free rate of 1.11% to 1.74%. The Company is expensing these stock option awards on a straight-line basis over the requisite service period.  The Company recognized expense of $556 associated with stock option awards during the three and nine months ended June 30, 2016.  The Company did not have any such expense for the three and nine months ended June 30, 2015. In April 2016, this employee exercised 5,000 shares of their stock options at $0.30 per share. The remaining shares of their stock options were expired by end of April 2016.

The following table summarizes stock option activity as of September 30, 2015 and for the nine months ended June 30, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Life (years)	Intrinsic Value

Outstanding at September 30, 2015	2,833,333	$0.48
Granted	320,500	0.46
Exercised	(5,000)	0.30
Expired	(40,000)	0.30
Forfeited	(2,833,333)	$0.48
Outstanding at June 30, 2016	275,500	$0.49	9.7	$12,250

Exercisable at June 30, 2016	142,500	$0.34	9.7	$12,250

6.  SUBSEQUENT EVENTS

During July 2016, the Company sold 30,000 shares of common stock at $0.80 per share for an aggregate purchase price of $24,000.

During July 2016, the Company sold 215,156 shares of common stock at $0.64 per share for an aggregate purchase price of $137,700.

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

Plan of Operations

Short Term Goals (12 Months)

Over the next 6 months, the Company's growth plans include continuing efforts to:

●   Leverage our network of potential customers that we have been introduced to during our extensive trade show campaign.
Participating in trade shows and conferences has been a huge success for the company so far.  At each trade show there are between 2,000 and 10,000 attendees/exhibitors depending on its size – which gives the company ample opportunity to meet, talk and most importantly educate the consumer on the benefits of our product as well as the proper usage and applications.

●   Fulfill the current demand of our current customer base and complete transactions with customers that have expressed a strong interest in our company and brands.
With recent development of new innovative products, we have good reason to reach back out to our current and new customers to gain more distribution points.

●   Maximize the effectiveness of our current distributors by implementing sales and marketing road-map's.
Currently, we are working closely with KeHE & are able to meet with hundreds of sales reps and buyers for the grocery channel across the US at Table Top events. KeHE offers a sales and marketing Roadmap, also known as a guide to success.  These roadmaps are made to help the vendor maximize and increase their sales by putting promotions and other discounts into place ahead of time.

●   Work with our chosen brokers to build new relationships and strengthen existing relationships.
By working with a broker who has a strong connectivity to retailers, it ensures that a unique and appropriate strategy is developed and executed with speed and precision for our brand.  In addition, the broker will be able to guide us in which strategies and tactics will work at each specific retailer, this is vital to the growth of a brand. Additionally, a retailer's strategy and tactics can change over time and knowing this in real time is critical to success.

●   Continue to increase the awareness for Coffee Blenders brand and products by submitting articles to Coffee Roasters magazines as well as continually submit blogs/content to several social media platforms
Through participating in all of the tradeshows in 2016, we were able to create relationships with journalists and magazine owners who will often post articles and product reviews in their publication for free.  With the coffee industry being as large as it is, there are numerous coffee magazines and website out there and even more eyes reading the content produced by trusted sources.

We have retained and expanded our sales and marketing team who have continuously contributed to our network of US and international channels as such seeding our product and maintaining relationships is a top priority.  We have developed working relationships with key online and national distributors who serve the coffee and single-serve pod consumers.  We are also expanding our SKU line with cold brew and whole bean, to meet the wants and needs of all consumers.  We plan to accelerate our traction by continuing to work with manufacturer representatives with food and beverage experience.

We are currently entered into several different channels for distribution and are planning to expand into a few more channels in 2017.  Our current and forecasted company directed channels include;
●	Direct – coffeeblenders.com shopping via search and digital marketing
●	E-commerce affiliates (Amazon Exclusives, Groupon, Jet.com)
●	Select health and wellness retailers
●	Key mass/grocery retailers – Kroger, HEB, Safeway, Whole Foods
●	Club/Other – Sam's Club
●	Outdoor retailer locations (such as REI/ Bass Pro Shops)
●	Co-Packing with other coffee roasters on our pour-over drip cup

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

Results of Operations

For the three months ended June 30, 2016, we generated net losses of $324,820. This loss was attributed to $398,388 of operating expenses. Compared with period end June 30, 2015, the overall net loss decreased by $38,141. The change on net loss are mostly contributed by increasing in revenue and good performance of sales.

From April 1, 2016 to June 30, 2016, we earned gross profit of $63,723 from sales of our products. The gross profit earned during same period of 2015 was $6,806. There has been more than nine times increase in earned gross profit. This increase was mainly caused by the increase of sales revenue, which are five times compared with the same period last year.

Compared with nine months ended June 30th 2016 and 2015, revenue increased almost 3 times to $231,682 compared to $136,268 from last year. At the same time, the cost of goods sold only doubled, which lead to a much higher gross profit this year of $99,797 compared to $22,452. The operating expenses still high this year and most of expenses related to professional fees, marketing (tradeshows and advertisements) as well as production development.

We are presently in the marketing phase of our new product platform for functional beverages and we can provide no assurance that we will be able to attain profitability.

We expect sales in the rest of 2016 from our new products through a combination of direct to consumer through our website portal, product awareness as well as through affiliate online stores, retailers and distributors.

Liquidity and Capital Resources

As of September 30, 2015 we had a cash balance of $107,678 and $17,047 at June 30, 2016. During this quarter, company raised $777,001 fund from issuing common stocks which is almost two times the amount company raised by period ended September 30, 2015. The cash flow is lower this quarter since company paid back $55,000 short loan and purchased raw materials for production based on coming purchase orders as well as machine depreciation since company purchased a new machine last year. Compared with this quarter, Company invested $157,763 on inventories to ensure have enough finished goods in warehouse for future selling.

Total assets decreased by 22.27 % from $541,282 at September 30, 2015 to $420,647at June 30, 2016

As of June 30, 2016 we had current liabilities of $705,615 and $666,129 at September 30, 2015. There has no significant increase as last quarter since we paid back most of our short-term loan which due on the end of this fiscal year.

Our current ratio decreased from 52% in September 30, 2015 to 36 % as of June 30, 2016.

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.  Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Our current cash balance as of June 30, 2016 is not sufficient to fund our operations for the next twelve months. Therefore, the Company intends to engage in additional financing through the sale of equity securities.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.       Controls and Procedures

As of the end of the period covered by this Report, the Company's President, and principal financial officer (the "Certifying Officer"), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no changes in internal controls over financial reporting during the Company's last fiscal quarter, and no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II.

Item 1.       Legal Proceedings

None.

Item 1A.    Risk Factors

There have been no changes to our risk factors from those disclosed in our Form 10-K filed on January 13, 2016.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered Sales of Equity Securities during the quarter ending June 30th, 2016.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

None.

Item 6.       Exhibits

EXHIBIT NO.	DESCRIPTION
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Date:	August 12, 2016	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)