Form 10-K
period 2016-09-30
NuZee, Inc.
filed 2016-12-29
CIK 1527613

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     September 30, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 333-176684

NUZEE, INC.
(exact name of registrant as specified in its charter)

NEVADA	38-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2865 Scott Street Suite 101 Vista, CA 92081
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code --  (760) 295-2408

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

As of December 29th, 2016, NuZee, Inc. had 32,673685shares of common stock outstanding.

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

 REFERENCES
As used in this annual report: (i) the terms "we", "us", "our", "NuZee" and the "Company" mean NuZee, Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933 , as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934 , as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.
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

As a result, NuZee's mission is to be a good-for-you company focused on building beverage brands that offer functional and nutritional benefits.

As of September 2016, we have opened numerous accounts including; Safeway, Whole Foods, HEB, Lowes, Rouses, Jewel Osco and many other smaller independent stores.  We have obtained these customers by working with brokers, distributors and attending multiple events where there are endless networking and business opportunities.  On top of the wholesales grocery chains we are working with Amazon exclusives and other online retailers, as well as co-packing/private labeling with a number of coffee roasters nationwide.

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

Market Opportunity

As an emerging company in the functional beverage sector we are participating in a large growing market with historical sales of more than $16 billion with anticipated growth of 3% per year through 2016 according to research by Datamonitor. In 2017, the United States functional drinks market  is forecast to have a value of $38.5 Billion, an increase of 52.8% since 2012 NuZee's products fall within the nutraceutical drink portion of the functional beverage market which accounts for approximately 6% or $1 billion in the United States annually.

Principle Products

After careful study and research conducted in 2014 the Company determined its first functional beverage will be a line of single-serve gourmet coffees.  Our decision was based on numerous factors including the market for coffee and its continued growth, the ability to serve a cup of coffee quickly and conveniently as well as the ability for precise dosage of our active ingredients in pre-portioned packs.  Our knowhow is tied to our formula, process and use of natural flavoring to mask the undesired off-notes produced by the added functional ingredients such that the original beverage is preserved and there are no deficiencies in the taste and aroma profile.  Our family of products all utilize GRAS (Generally Recognized As Safe) ingredients that are also supported by clinical studies using the exact strength and dosage recommended by our ingredient partner's claims and research.

1 Source: Functional Beverage Segment Review
   http://trifectaresearch.com/wp content/uploads/2015/09/Functioal-Beverages-PE-Sample-FINAL.pptx.pdf

The Company made Coffee Blenders(®) available in the first quarter of 2014.  We believe Coffee Blenders to be the first line of gourmet specialty grade coffee offered in convenient single serve cups using only natural ingredients with clinically supported branded nutraceuticals.  We initially launched three functional varieties of Coffee Blenders called Lean Cup(®) (for weight loss), Think Cup(®) (for cognitive performance) and Relax Cup(®) (for stress reduction), and recently launched one more functional variety called Active Cup(®)  (for a pre-workout boost of energy).
Coffee Blenders are sold as single serve cup that are compatible with popular Keurig K-Cup1 brewers and systems.  Until late 2012, Keurig Green Mountain, Inc. enjoyed patent protection of the K-Cup.  Expiration of the patent in September 2012 enabled 3rd party companies such as ours to produce K-Cup compatible packs for an existing installed base of brewers totaling more than 16 million units.2  Each Coffee Blenders K-cup compatible pod includes a total of 11 grams of coffee plus natural ingredients and comes in retail packaging of 10 K-Cup compatible pods per box.
Since 2014 we have grown our line tremendously.  In 2015, we started our Lotus Cup line, which is a gourmet pour-over coffee.  The product name changed from Lotus Cup to Drip Cup in 2015, with our first cup being the Nude Cup(®) Gourmet Pour-Over.  The Drip Cup quickly gained popularity within the coffee industry throughout 2015 and 2016.  We have now extended the Drip Cup line to also include the functional varietals: Lean Cup, Think Cup and Relax Cup.  Each Drip Cup includes a total of 11 grams of coffee plus natural ingredients and comes in retail packaging of 10 Drip Cup pouches per box.
While our brand Coffee Blenders has gained name recognition in the coffee beverages market, we also wanted to expand into tea.  Our only tea product, which was launched in [month, year] is our Matcha Cup, which is available in single serve K-Cup compatible cups.
In October of 2016 we launched our Whole Bean coffee line.  While we currently only have one SKU in Whole Bean we are looking to grow the section as well as introduce ground coffee options to the market as well.   Altogether, we currently have a total of 11 SKU's.
With all our products being the "hot coffee" category we also discussed breaking into the cold brew market which appears to be showing substantial growth in the beverage industry.  We have started to work on the Cold Brew line that will include; Nude, Lean, Think, Relax, and Active and are aiming for a mid-2017 launch date for these cold brew items.
In 2017, we intend to focus more on functional whole bean line as well as cold brew line.

1 We are not affiliated with Keurig Green Mountain, Inc.  Keurig(®) and K-Cup(®) are registered trademarks of Keurig Green Mountain, Inc.
2 Source:  Form 10-K filed with the SEC by Keurig Green Mountain, Inc. on November 28th, 2012.

Coffee Blenders ®	Product Branding and Packaging for the Single Serve Line
www.CoffeeBlenders.com
Relax Cup (®) for Stress Reduction
Lean Cup (®) for Weight Loss
Think Cup (®) for Improved Cognitive Performance
Nude Cup (®) Organic Coffee

Active Cup (®) for Improved Workout Performance
Matcha Cup Green Tea

Coffee Blenders --®	Product Branding and Packaging for the Drip Cup Line
www.CoffeeBlenders.com The Gourmet Pour-Over
Nude Cup (®) Organic Coffee

Relax Cup (®) for Stress Reduction
Lean Cup (®) for Weight Loss
Think Cup (®) for Improved Cognitive Performance

Coffee Blenders ®	Product Branding and Packaging for Whole Bean Coffee Bag
Honduran Blend Organic Dark Roast Coffee

Coffee Blenders ®	Future Projects and Products
Functional Whole Bean Line
Ready to Drink Cold Brew Line

Our Strategy
Our objective is to be a profitable, leading provider of functional beverages and gourmet pour-over coffees.  Elements of our business strategy for 2017 include:

•	Secure additional working capital to support growth and development of NuZee, Inc. sales and support operations

•	Build onto our existing product and brand awareness through marketing and communication programs
•	Build an enthusiast and loyal base of consumers for Coffee Blenders
•	Expand family of Whole Bean and Ground Coffee lines
•	Expand distribution across retail, online and affiliate channels
•	Contract with multiple manufacturing partners to scale production as required
•	Work with brokers to help quicken the process our product gets to distributors and grocery chains
•	Work alongside with other roasters, nationwide, and co-pack their roasts into our Drip Cups
•	Expand our tea line under the brand name, NuZee
Customers

Our customers range from B2B (Business-to-business means one business makes a commercial transaction with another) multi-store retail chains to wholesale distributors that deliver to both chain and independent stores regionally. We also sell to office and home delivery services that deliver coffee and water to homes and businesses locally. Another portion of our business is online sales through our own B2C (Business-to-consumer is an Internet and electronic commerce (e-commerce) model that denotes a financial transaction or online sale between a business and consumer. It involves a service or product exchange from a business to a consumer) site through organic as well as paid marketing campaigns through our affiliate network along with sales stemming from online retail accounts like Amazon.com
Sales

In 2016 Coffee Blenders maintained a healthy relationship with Safeway Eastern and also signed a contract with Club Marketing, which deals with some of the nation's largest retail chains.  In addition to landing shelf space in Safeway Eastern, our product is now in HEB, Lowes, Rouses, Jewel Osco, Whole Foods, Piggly Wiggly's and other smaller independent grocery chains.  Many of these accounts were gained through KeHE, our main distributor as of 2016.

While Coffee Blenders has been on the market for over two years, we still believe that a significant amount of capital will be required to generate additional sales and help support the current accounts that we currently have. Our sales approach will be maintained by following the 4 stages below:

1.       Build Awareness and Educate the Consumer
2.       Generate Trial
3.       Drive Initial Sales
4.       Drive Repeat Sales

We have learned that by working with the retailers on providing proper employee training on the product, using heavy couponing and doing in store demo's the sales are driven higher and there are more repeat customers.  Our main focus for 2017 will be reaching out to new and current key accounts through national and regional trade shows to acquire new B2B commercial business. We have implemented an inside sales force to incubate and curate new accounts. We plan to expand our affiliate network and online advertising as well as cross promoting via social media to drive our B2C sales through our www.coffeeblenders.com domain.

At this time, most of the products sold will be under the "Coffee Blenders" and "NuZee" trademarks. We have expanded our production capabilities at our headquarters facility in Vista, CA to attract other companies that are interested in producing similar products to produce at our facility, as well as meet consumer demands. Our co-packing service is intended to increase market awareness and to help positon our company as the leader in the U.S. for the pour over drip pouch coffee market.

Manufacturing

We have a primary manufacturing facility in Vista, California located at 2865 Scott St Suite 101 used for the production of our Drip Cup line.

We also partner with three third party manufacturers to manufacture finished products. We have agreements in place with suppliers and partners for all components required to deliver a finished Coffee Blenders product.  Currently, the Company has not made any long-term commitments to any suppliers or production partners that will burden or impair the Company's ability to operate.

We currently purchase our functional ingredients/nutraceuticals from a few different suppliers:
•	Svetol (Green Coffee Bean Extract) – Naturex, Inc. ("Naturex")
•	Cereboost (American Ginseng extract) – Naturex, Inc. ("Naturex")
o	Both products are pursuant to license agreements with Naturex. To maintain our license, we are required to purchase an annual minimum amount of product.
•	L-Tea Active (L-Theanine/Green Tea Leaf Extract) – Blue California
o	No license agreement
•	AlphaSize (Alpha GPC) – No license agreement
•	Green Coffee Bean Extract – PhytoChem
•	American Ginseng Extract (10%) – Vitajoy
•	L-Theanine (98%) – Vitajoy

Those vendors are significant to us since they are our ingredients providers.

We purchase Green Whole Bean Coffee from Serengeti Trading Company located in Dripping Springs, TX on a contractual basis.  The green whole bean is then sent to our roaster at San Diego Coffee, Tea, & Spice, located in Oceanside, CA.

All the raw products (roasted ground coffee and nutraceuticals) are sent to Global Health Trax ("GHT") for mixing into our proprietary blends.  We do not have a written agreement with GHT.   Rather, all services performed by GHT are on a purchase order basis.  After GHT mixes our coffees, the final product is shipped to our co-packer Intelligent Blends, or our other co-packer Cafejo, for packaging into single-serving containers commonly known as "K cups" and boxed for retail sales.

We also work with Pod Pack, located in Baton Rouge, LA, in which green whole bean coffee from our contract with Serengeti Trading Company is then sent to their roaster that they work with, the coffee is roasted/ground/blended with nutraceuticals and then packaged into single-serve containers commonly known as "K cups" and boxed for retail sales.  Pod Pack's roaster can store our nutraceuticals for production in Louisiana.

GHT also ships the blended coffee to our location for packing into our new proprietary single serve consumer product: Drip Cup.

Purchasing of packaging material is well diversified among two suppliers: Fleetwood Fibre & Landsberg. We conduct business with these vendors on a purchase order basis.

Machinery for production at our Vista location comes from some of the most respected vendors in the industry: Air compression equipment comes from Kaeser Compressor, manufactured in Germany with a local sales and support office in Los Angeles. Nitrogen generation equipment is manufactured by On-Site Gas Systems, and our Drip Cup production is produced on the leading Japanese manufacturer of packaging machines from NASA Corporation. Nitrogen and air compression machinery is capable of handling expansion as the company expands as well to minimize any ongoing capital expenditures for machinery.

Research and Development

We focus our research and development efforts on developing innovative functional beverages that not only taste delicious but also include a health-wellness benefit.

Over the course of the last fiscal year NuZee has maintained a modest R&D budget. With the advent of the functional beverage and new product ideas, the Company plans to invest more to secure unique flavor and formula profiles but anticipates the out of pocket expense will not be significant as the Company has agreements with flavor and formula design partners to waive development fees in exchange for purchasing the flavorings and ingredients. The Company has contracted products from Blue California and Naturex (Paris Stock Exchange: NRX), both global natural specialty ingredient suppliers who are assisting in ingredient identification, testing, marketing support, and clinical studies to accelerate our development efforts.

In 2013, our product development initiatives included:
•	$15,000 developing a raw ingredient selection, blending and flavoring for Coffee Blenders

For 2014, our research and development initiatives were concentrated on the following projects:
•	Continued development of our Coffee Blenders series with new functions and ingredients
•	Research of instant coffee with micro-grounds for stick packs
•	Development of functional beverages beyond coffee such as teas or hot chocolate

For 2015, our research and development initiatives included:
•	Functional coffee beverages
•	Drip Cup coffees

For 2016, our research and development initiatives concentrated on the following:
•	Drip Cup coffee on sales and marketing extension
•	Other functional beverages within the K-Cup industry

For 2017, our research and development initiatives include:
•	Drip Cup coffee market extension
•	Maintaining presence in the K-Cup industry as well as expanding into new markets

•	Launching a Cold Brew product line with our functional ingredients
•	Launching a Whole Bean product line in hopes to reach new markets

Intellectual Property
From 2013 to 2016, NuZee filed for trademark registrations in the United States on several marks it intends to use in the beverage industry and is in the process of submitting additional related trademark applications.  To date, the trademark, "Coffee Blenders", "Coffee Blenders & Design", "It's Coffee Reimagined", "Nude Cup", "Lean Cup", "Think Cup", "Relax Cup" and "Active Cup" have been registered.  The Company intends to continue growing its trademark portfolio in the United States with other related slogans and brands as those products come closer to launch.

The Company further intends to expand its brand protections outside of the United States in line with its prospective international growth. Until September 30th, 2016, company had registered trademarks "Coffee Blenders & Design", "Nude Cup", "Lean Cup", "Think Cup" and "Relax Cup" in Japan and registered trademarks "Lean Cup" and "Think Cup" in Korea.

NuZee intends to aggressively protect, police and assert its intellectual property rights, including product designs, proprietary product research and concepts as well as its trademark portfolio.  Although asserting NuZee's rights may result in a substantial cost to the Company, NuZee's management strongly believes that the protection of our intellectual property rights is a key component of our operating strategy.  As a result of our company's continuing R&D efforts, the Company may decide to seek additional protection, if applicable, relating to its formulas, process know-how and proprietary flavors.

In exiting the Torque energy supplement product businesses NuZee ceased using and abandon its registered TORQ and TORQ WRENCH trademarks acquired from the HydroPouch Corporation.  The Company also plans to not pursue or contest the use of NuZee as a product brand in association with water and skincare product as we exit those businesses.

Competition

The beverage industry in general and the coffee sector in particular is extremely competitive. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our Coffee Blenders product is competing directly with Green Mountain brands and licensed brands as well as 3rd party single pour over coffees. While there are more than 200 varieties of single pour over coffees to choose from there are few, if any functional coffees dedicated to weight-loss, stress reduction, cognitive performance and enhanced workout performance. Green Mountain brands have enjoyed broad, well-established national distribution through well-funded advertising, and product awareness. In addition, companies and brands manufacturing these products generally have far greater financial, marketing, and distribution resources than we do.

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

Employees

As of September 30, 2016, we had a total of 7 full-time employees and 5 part-time employees. All employees are located in Vista, CA.

At September 30, 2016, we had a total of two consultants, one performing management support and financial/accounting support.

Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, product development, marketing, and research. We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management's relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our core management team will be a primary asset in the development of our brands and trademarks.

We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We believe our relationships with our employees are good.

Governmental Regulation

Our Coffee Blenders products are marketed and sold as conventional food or beverages for regulatory purposes, similar to coffee.  Such products are regulated by the U.S. Food and Drug Administration ("FDA").  Ingredients in such products must be approved food additives or "Generally Regarded as Safe" ("GRAS"); we have been careful to utilize ingredients that are approved food additives or GRAS. We also intend to work with ingredient suppliers, manufacturers, and other trade partners that are compliant with the laws and regulation enforced by the FDA. We have not received, nor are we aware of, any inquiries or other regulatory action from the FDA or any other governmental agency regarding our products. We believe we are in full compliance with all FDA regulations.

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

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at www.MYNUZEE.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance policies, ethics code and board of directors' committee charters are posted under Corporate Governance section of the website. The information on our website is not part of this or any other report we file with, or furnish to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

We generated a net loss of $1,275,293 for the year ended September 30, 2016 and therefore we cannot guarantee that we will be successful in building a functional beverage business in future periods, which raises substantial doubt about the Company's ability to continue as a going concern.

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

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues, manage development costs and expenses, and compete successfully with our direct and indirect competitors.

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

A significant portion of our distribution network and its success depend on the performance of third parties. Any non-performance or deficient performance by such parties may undermine our operations, profitability, and result in total loss to your investment. To distribute our product, we will use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our product to consumers. The success of this network will depend on the performance of the brokers, distributors and retailers of this network. There is a risk that a broker, distributor, or retailer may refuse to or cease to market or carry our product. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our product in localities that may not be receptive to our product. Furthermore, such third-parties' financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sale activities. We also need to maintain good commercial relationships with third-party brokers, distributors and retails so that they will promote and carry our product. Any adverse consequences resulting from the performance of third-parties or our relationship with them could undermine our operations, profitability and may result in total loss of your investment.

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

The markets for Coffee Blenders are highly competitive. We face competition from larger and better capitalized competitors such as Green Mountain Coffee Roasters, Inc. and many nutraceutical beverage firms which have significantly greater penetration in key markets than we do. Economies of scale allow these competitors to offer product pricing and related incentives that we may be unable to match. We also face competition from a number of smaller competitors. These competitors may be able to:

•        develop better and more variety of products

•        develop less expensive products

•        develop broader channels

•        as well as the ability to respond more rapidly to changing market conditions

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

The technology around K-CUP®, K-Cup Brewers and related Keurig know-how and processes may impact our ability and/or our partner's ability to deliver finished goods.

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

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate.  Also, the supply of our raw ingredients could be impacted by adverse weather that increase cost or reduce availability.

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

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our company's product will be subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state, and local workplace health and safety laws, such as the Occupational Safety and Health Act; various federal, state and local environmental protection laws; and various other federal, state, and local statutes and regulations. Legal requirements also apply in many jurisdictions in the United States requiring that deposits or certain eco taxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers.  The precise requirements imposed by these measures vary.  Other types of statutes and regulations relating to beverage container deposits, recycling, eco taxes and/or product stewardship also apply in various jurisdictions in the United States. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state and federal levels in the United States. Changes to such laws and regulations could increase our costs or reduce or net operating revenues.

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

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 32,673,685shares of common stock and no share of preferred stock are issued and outstanding as of the date hereof.  Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Our common stock is quoted on the OTC Markets, which may be detrimental to investors.

Our common stock is currently quoted on the OTC Markets. Stocks quoted on the OTC Markets generally have limited trading volume and exhibit a wider spread between the bids and ask quotations as compared to stocks traded on national exchanges. Accordingly, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission ("SEC") has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules promulgated by the SEC, the Financial Industry Regulatory Authority ("FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

None.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

We are currently list on OCTQB market with symbol "NUZE". The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by OTC Markets. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
Quarters Ended	HIGH	LOW
September 30, 2016	0.225	0.225
June 30, 2016	0.40	0.15
March 31, 2016	0.6	0.2
December 31, 2015	0.6	0.2
September 30, 2015	0.65	0.6
June 30 ,2015	0.6	0.2
March 31, 2015	0.6	0
December 31, 2014	0.8	0.6
September 30,2014	1	1
June 30 2014	1	0.05
March 31, 2014	0	0
December 31, 2013	0	0
September 30, 2013	0	0
June 30, 2013	0	0
March 31, 2013	0	0
December 31, 2012	0	0

Number of Shareholders.

As of September 30, 2016 the stockholders list for our common stock showed 227 registered stockholders and 31,154,951 shares of common stock issued and outstanding.  The transfer agent of our common stock is QuickSilver Stock Transfer, One Summerlin, 1980 Festival Plaza Drive, Suite 530, Las Vegas, Nevada, 89135.

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

Sales of Unregistered Securities.

During October 2015, the Company sold 140,000 shares of common stock at $0.70 per share, for an aggregate purchase price of $98,000 paid to the Company in cash.

During November 2015, the Company sold 50,000 shares of common stock at $0.70 per share, for an aggregate purchase price of $35,000 paid to the Company in cash.

During December 2015, the Company sold 90,000 shares of common stock at $0.80 per share, for an aggregate purchase price of $72,000 paid to the Company in cash.

During January 2016, the Company sold 60,000 shares of common stock at $0.80 per share, for an aggregate purchase price of $48,001 paid to the Company in cash.

During February 2016, the Company sold 20,000 shares of common stock at $0.80 per share, for an aggregate purchase price of $16,000 paid to the Company in cash.

During March 2016, the Company sold 202,500 shares of common stock at $0.80 per share, for an aggregate purchase price of $162,000 paid to the Company in cash.

During April 2016, the Company sold 272,500 shares of common stock at $0.80 per share, for an aggregate purchase price of $218,000 paid to the Company in cash.

During April 2016, one of our employees exercised 5,000 stock options with a purchase price of $1,500 at $0.30 per share paid to the Company in cash.  This transaction was exempt from registration under Rule 701 of the Securities Act.

During May 2016, the Company sold 100,000 shares of common stock at $0.80 per share, for an aggregate purchase price of $80,000 paid to the Company in cash.

During June 2016, the Company sold 60,000 shares of common stock at $0.8 per share, for an aggregate purchase price of $48,000 paid to the Company in cash.

During July 2016, the Company sold 30,000 shares of our common stock, par value $0.00001, at $0.80 per share, for an aggregate purchase price of $24, 000 paid to the Company in cash. Among the 30,000 shares, 10,000 shares were sold to a US investor pursuant to exemptions provided by Rule 506 of Regulation D.

During July 2016, the Company sold 195,156 shares of our treasury stock, par value $0.03838, at $0.64 per share, for an aggregate purchase price of $124,899paid to the Company in cash.

During August 2016, the Company sold 20,000 shares of our treasury stock, par value $0.03838, at $0.64 per share, for an aggregate purchase price of $12,800 paid to the Company in cash.

All of the proceeds received from the sales of our common stock will be used by the Company for the Company's business operations.

Other than the noted exceptions, the above-mentioned sales of our securities were made to non-U.S. persons (as the term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the registration exemption provide for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plans Information

During December 2015, the Company committed to issue 242,500 options to employees and consultant for the services the next time the board approves for issuance.

During February 2016, the Company issued 275,500 options to officers, directors, employees and consultants, which includes 242,500 Options Company committed to issue during December, 2015. The right to exercise these options shall vest and become exercisable from February 23, 2016 to February 1, 2017. The vesting date varies by each option agreements. The exercise price is $0.30-$0.80 per share and will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

During April 2016, the Company agreed to extend an employee's previously issued stock options of 22,500 until April 29, 2016. In April 2016, this employee exercised 5,000 shares of their stock options at $0.30 per share. The remaining shares of their stock options were expired by the end of April 2016.

During July 2016, the Company issued 320,000 options to an employee. The right to exercise these options shall vest and become exercisable on December 31, 2021. The exercise price is $0.88 per share and will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

ITEM 6.       SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.       MANAGEMENT'S DISCUSSION OF AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Plan of Operations

Short Term Goals (12 Months)

Over the next 6 months, the Company's growth plans include continuing efforts to:

◾   Leverage our network of potential (and current) customers that we have been introduced to during our extensive trade show campaign.

Participating in trade shows and conferences has been a huge success for the company so far.  At each tradeshow there are between 2,000 and 10,000 attendees/exhibitors depending on its size – which gives the company ample opportunity to meet, talk and most importantly educate the consumer on the benefits of our product as well as the proper usage and applications.  Another benefit of attending trade shows is that there are a lot of the same companies/buyers at each coffee event – The more these buyers see our face and the product, the more likely they are to trust and do business with us.  We are able to create relationships through the shows and networking events, many of these relationships have turned into business opportunities.

◾   Fulfill the current demand of our current customer base and complete transactions with customers that have expressed a strong interest in our company and brands.

With recent development of new innovative products, we have good reason to reach back out to our current and new customers to gain more distribution points.

◾   Maximize the effectiveness of our current distributors by implementing sales and marketing road-map's.

Currently, we are working closely with KeHE & are able to meet with hundreds of sales reps and buyers for the grocery channel across the US at Table Top events. KeHE offers a sales and marketing Roadmap, which we are actively participating in. These roadmaps are made to help the vendor maximize and increase their sales by putting promotions and other discounts into place ahead of time.  So far we have gained three new accounts in the short few weeks that our New@KeHE promo has launched.

◾   Work with our chosen brokers to build new relationships and strengthen existing relationships.

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

◾   Continue to increase the awareness for Coffee Blenders/NuZee brand and products by submitting articles to Coffee Roasters magazines as well as continually submit blogs/content to several social media platforms

Through participating in all of the tradeshows in 2016, we were able to create relationships with journalists and magazine owners who will often post articles and product reviews in their publication for free.  With the coffee industry being as large as it is, there are numerous coffee magazines and website out there and even more eyes reading the content produced by trusted sources. In addition, we are actively creating new content for our social media pages.

We have retained and expanded our sales and marketing team who have continuously contributed to our network of US and international channels as such seeding our product and maintaining relationships is a top priority.  We have developed working relationships with key online and national distributors who serve the coffee and single-serve pod consumers.  We are also expanding our SKU line with cold brew and whole bean, ground coffee & tea products to meet the wants and needs of all consumers.  We plan to accelerate our traction by continuing to work with manufacturer representatives with food and beverage experience.

We have entered into several different channels for distribution and are planning to expand into a few more channels in 2017.  Our current and forecasted company directed channels include;

Direct – coffeeblenders.com shopping via search and digital marketing

E-commerce affiliates (Amazon Exclusives, Groupon, Jet.com, Bulu box)

Select health and wellness retailers

Key mass/grocery retailers – Kroger, HEB, Safeway, Whole Foods, Lowes, Jewel-Osco, Rouses

Club/Other – Sam's Club

Outdoor retailer locations (such as REI/ Bass Pro Shops)

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

Results of Operations

For the year ended September 30, 2016, we generated net losses of $1,275,293.This loss was attributed to $1,334,531 of operating expenses. Compared with fiscal year end September 30, 2015, the net loss decreased by $194,060 and operating expense reduced by $176,279. Operating expenses on income statement included all costs associated with company's day-to-day operations, but not directly associated with production.

From October 1, 2015 to September 30, 2016, we earned revenues of $455,491 from sales of our products to retailers, wholesalers and distributors, such as Safeway, Whole Foods Market and HEB. The revenues earned during 2015 fiscal year was $115,022. There has been more than three times increase in earned revenue after one year operation, since above customers increased their orders with the Company as well as built business relationships with new retailers, wholesalers and distributor customers.

We expect sales in 2016-2017 fiscal year from our new products through a combination of direct to consumer through our website portal, product awareness as well as through affiliate online stores and retailers. By September 30th, 2016, we have opened several accounts with large wholesalers and distributors, such as KeHE Distributor, LLC, who is one of the largest distributors over U.S.A.

Liquidity and Capital Resources

During 2015-2016 fiscal year, the Company received $801,001 proceeds from the sale of 1,025,000 shares of common stocks

During July 2016, the Company sold 195,156 shares of our treasury stock, par value $0.03838, at $0.64 per share, for an aggregate purchase price of $124,899

During August 2016, the Company sold 20,000 shares of our treasury stock, par value $0.03838, at $0.64 per share, for an aggregate purchase price of $12,800.

During April 2016, Michael Billing exercised 5,000 stock options with a purchase price of $1,500 at $0.30 per share.

During the period from October 1, 2015 to September 30, 2016, the company spent $265,542 to purchase inventory for future production and sales.

During August 2016, the company signed a contract for purchasing a new equipment with amount of $125,000 for future production.

As of September 30, 2016, we had cash (operating capital) of $40,613 and we have a note-payable in the sum of $600,000 and $100,000 short-term loan from Masateru Higashida, the Company's major shareholder. Also, we had $45,000 short term loan from From East Holdings,Inc, a company 100% hold by Masateru Higashida.  We have not attained profitable operations since inception. We expect to spend between $2 million - $4 million in expenses over the next 12 months.  Our current cash balance as of September 30, 2016 is not sufficient to fund our operations for the next twelve months and may raise substantial doubt about the Company's ability to continue as a going concern. The Company started to make a deal with big wholesalers since September this year. At the same time, Company will engage in additional financing through the sale of equity securities

Critical Accounting Policies and Estimates

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

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Ownership and title of our products pass to customers upon shipping products out to customers.

Cost of Sales

The company records the cost of the materials used in creating the good as well as direct labor cost used to produce the good. The company also includes write-offs for all past due and unsellable inventories as well as loss on inventory due to obsolete in cost of sales.

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

(b)	Management's report on internal control over financial reporting

Our Chief Executive Officer as well as our Chief Financial Officer, Masateru Higashida, is responsible for establishing and maintaining adequate internal control over financial reporting. Mr. Higashida has accessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this annual report on Form 10-K based on the criteria for effective internal control described Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, Mr. Higashida has concluded the Company's internal controls over the financial reporting is not effective based on the following material weaknesses, which existed as of September 30, 2016:

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

DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. The Company is not an "accelerated filer" for the fiscal year ended September 30, 2016 because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended September 30, 2016.  Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

NAME	AGE	POSITION(S) AND OFFICE(S) HELD
Masa Higashida	45	President, Chief Executive Officer, Secretary, Treasurer, Chief Operations Officer, Chief Financial Officer, Director (Chairman)

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

Limitation of Liability of Directors and Officers

Pursuant to Nevada Law, our Articles of Incorporation exclude personal liability for our Directors and Officers for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director or Officer receives an improper personal benefit. This exclusion of liability does not limit any right which a Director or Officer may have to be indemnified and does not affect any Director's or Officer's liability under federal or applicable state securities laws. We have agreed to indemnify our directors and officers against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director or officer if he or she acted in good faith and in a manner he believed to be in our best interests.

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

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Masateru Higashida President, CEO, CFO, COO, Secretary, Treasurer (1)	2016 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Masateru Higashida was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and COO on August 19, 2014.

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

Outstanding Equity Awards At Fiscal Year-End

No named executive officer or director holds exercisable or exercisable options, as of the years ended September 30 2016 and 2015.

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

ITEM 12.     SECURITY OWERSHIIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of November 30, 2016, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 32,673,685shares of common stock issued and outstanding on November 30, 2016,

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (1)
Executive Officers and Directors
Common	Masateru Higashida	14,233,633	43.56%
Total of All Executive Officers and Directors		14,233,633
Shareholders Holding 5% or Greater
Common	Masateru Higashida	14,233,633	43.56%
Total of All Shareholders With 5% or Greater		14,233,633	43.56%

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

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person(or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Director Independence

We are not currently a "listed company" under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors. We do not consider our sole director as "independent" as the term "independent" is defined by the rules of the NASDAQ Stock Market.

Review, Approval Or Ratification Of Transactions With Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us by MaloneBailey LLP for professional services rendered for the fiscal years ended September 30, 2016 and 2015:

	2016	2015
FEE CATEGORY
Audit Fees (Malone & Bailey)	$43,922	$36,500
Tax Fee	-	-
Audit-Related Fees	-	-
TOTAL FEES	$43,922	$36,500

Audit Fees consist of fees billed for professional services rendered for the audit of our company's financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 2016.

NuZee, Inc.

By:	/s/ Masateru Higashida
Name:	Masateru Higashida
Title:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Secretary, Treasurer, COO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on December 29, 2016.

NuZee, Inc.

By:	/s/ Masateru Higashida
Name:	Masateru Higashida
Title:	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Secretary, Treasurer, COO and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NuZee, Inc.
San Diego, CA

We have audited the accompanying balance sheets of NuZee, Inc. (the "Company") as of September 30, 2016 and 2015 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
December 29, 2016

Nuzee, Inc.
BALANCE SHEETS

	September 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash	$40,613	$107,678
Accounts receivable	57,711	18,205
Inventories	206,356	201,764
Prepaid expenses and deposits	65,726	21,532
Total current assets	370,406	349,179

Equipment, net	151,946	192,103

Total assets	$522,352	$541,282

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$189,317	$65,522
Loan payable - short term - Related party -Including interest of $377	145,377	-
Convertible Notes payable - Related party - Including interest of $3,008	603,008	600,000
Other current liabilities	7,337	607
Total current liabilities	945,039	666,129

Stockholders' equity (deficit):
Preferred stock; 100,000,000 shares authorized, $0.00001 par value;
0 shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized, $0.00001 par value;
31,154,951 and 30,124,951 shares issued	311	301
Additional paid in capital	6,909,523	5,940,337
Accumulated deficit	(7,263,412)	(5,988,119)
Less: treasury stock, at cost
(1,800,844 and 2,016,000 shares held in treasury as of September 30, 2016 and 2015, respectively)	(69,109)	(77,366)
Total stockholders' equity (deficit)	(422,687)	(124,847)

Total liabilities and stockholders' equity (deficit)	$522,352	$541,282

The accompanying notes are an integral part of these audited financial statements.

Nuzee, Inc.
STATEMENTS OF OPERATIONS

	Year Ended September 30, 2016	Year Ended September 30, 2015

Revenues	$455,491	$115,022
Cost of sales (exclusive of depreciation)	408,150	72,072
Gross Profit	47,341	42,950

Operating expenses	1,334,531	1,510,810

Loss from operations	(1,287,190)	(1,467,860)

Other income	11,897	441

Other expense	-	(1,934)

Net loss	$(1,275,293)	$(1,469,353)

Basic and diluted loss per common share	$(0.04)	$(0.05)

Basic and diluted weighted average number of common stock outstanding	30,752,267	30,004,340

The accompanying notes are an integral part of these audited financial statements.

Nuzee, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from October 1, 2014 to September 30, 2016

							Total
	Common Stock		Addditional	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Shares	Amount	Deficit	Equity (deficit)

Balance September 30, 2014	30,599,719	306	$4,968,609	2,736,000	$(105,000)	$(4,518,766)	$345,149

Common stock issued for cash	1,055,232	10	737,851	-	-	-	737,861
Common stock issued for service	10,000	-	6,000	-	-	-	6,000
Common stock cancelled	(1,540,000)	(15)	15	-	-	-	-
Treasury stock sold for cash	-	-	188,366	(720,000)	27,634	-	216,000
Fair value of non-employee stock warrant	-	-	20,527	-	-	-	20,527
Fair value of employee stock options	-	-	18,969	-	-	-	18,969
Net loss	-	-	-	-	-	(1,469,353)	(1,469,353)

Balance September 30, 2015	30,124,951	$301	$5,940,337	2,016,000	$(77,366)	$(5,988,119)	$(124,847)

Common stock issued for cash	1,025,000	10	800,991	-	-	-	801,001
Treasury stock sold for cash	-	-	129,442	(215,156)	8,257	-	137,699
Fair value of stock options	-	-	37,253	-	-	-	37,253
Stock options-exercised	5,000	-	1,500	-	-	-	1,500
Net loss	-	-	-	-	-	(1,275,293)	(1,275,293)

Balance September 30, 2016	31,154,951	$311	$6,909,523	1,800,844	$(69,109)	$(7,263,412)	$(422,687)

The accompanying notes are an integral part of these audited financial statements

Nuzee, Inc.
STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2016	For the Year Ended September 30, 2015

Operating activities:
Net loss	$(1,275,293)	$(1,469,353)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	41,921	22,147
Loss on disposition of equipments	2,715	54,676
Share issued for services	-	6,000
Option expense	37,253	18,969
Warrant expense	-	20,527
Interest expense	3,385	-
Inventory impairment	49,223	-
Change in operating assets and liabilities:
Accounts receivable	(39,506)	(13,000)
Inventories	(53,816)	(150,883)
Prepaid expenses and deposits	(44,194)	47,567
Accounts payable	123,796	22,138
Other current liabilities	6,730	(7,573)
Net cash used by operating activities	(1,147,786)	(1,448,785)

Investing activities:
Purchase of equipment	(4,479)	(235,558)
Net cash used by investing activities	(4,479)	(235,558)

Financing activities:
Proceeds from issuance of convertible notes	-	600,000
Proceeds from issuance of Loan - short term	200,000	-
Repayment of loans - short term	(55,000)	-
Proceeds from issuance of common stock	801,001	737,861
Proceeds from issuance of exercise of options	1,500	-
Proceeds from issuance of treasury stock	137,699	216,000
Net cash provided by financing activities	1,085,200	1,553,861

Net change in cash	(67,065)	(130,482)
Cash, beginning of period	107,678	238,160
Cash, end of period	$40,613	$107,678

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$800	$800

Non-cash investing and financing activities:
Cancellation of common stocks	$-	$15

The accompanying notes are an integral part of these audited financial statements

NuZee, Inc

Notes to Financial Statements

September 30, 2016

1.  Organization

NuZee, Inc. (the "Company", "we", "our") was incorporated on November 9, 2011 in Nevada. The Company is a start-up organization which markets and distributes consumer products primarily in the beverage segment. Additionally, while the Company primarily intends to purchase its proprietary products and resell, the Company may also engage in contract manufacturing where the Company purchases raw materials and retains a contract converter to process the raw materials into finished products for resale.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Earnings per Share
Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company incurred a net loss for periods ended September 30, 2016 and 2015, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive. As at September 30, 2016, 1.182.369 shares associated with convertible note payable of $603,008 was considered to be anti-dilutive

Going Concern and Capital Resources
Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.  During the fiscal year ended September 30, 2016, the Company began researching and investigating the viability of a new product platform for functional beverages.

As of September 30, 2016 the Company had cash (operating capital) of $40,613 and had $600,000 convertible notes as well as a $145,000 short-term loan. The Company has not attained profitable operations since inception.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring losses, an accumulated deficit, is dependent on the shareholder to provide additional funding for operating expenses and has limited revenues. These items raise substantial doubts about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence is dependent upon management's ability to develop profitable operations, continued contributions from the Company's executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company's products and business.

Use of Estimates
In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments
The Company's financial instruments include cash, account receivable, accounts payable, accrued liabilities and short-term debt. The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

Cash and Cash Equivalents
The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2016 and 2015, respectively.

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. There have $0 bad debt allowance during the period reported on.

Major Customers
During the years ended September 30, 2016 and 2015, revenue was primarily from two major customers. Besides those revenues, there were $51,384 account receivable owed by customer A as of September 30th, 2016.

Customer Name	2016 Sales	% of Total Revenue	2015 Sales	% of Total Revenue
Customer A	$259,104	57%	$-	-
Customer B	$91,712	21%	$50,466	44%
Customer C	$70,462	15%	$-	-
Customer D	$500	0.1%	$42,900	37%

Revenue Recognition
The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectability is reasonably assured.

Persuasive Evidence of an Arrangement—the Company documents all terms of an arrangement in a written contract signed by partial customer prior to recognizing revenue. For those customers do not have signed contracts with us, we did business with them based on purchase orders received, which include online orders

Delivery Has Occurred or Services Have Been Performed—The Company performs delivers of all products to customers and recognize revenue upon shipment.

Collectability Is Reasonably Assured—The Company determines that collectability is reasonably assured prior to recognizing revenue. Collectability is assessed on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer's financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectability is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis.

Return and Exchange Policy

The Company provides a 30-day money-back guarantee if a buyer is not satisfied with a product. All of the products are thoroughly inspected and securely packaged before they are shipped to ensure buyers receive the best possible product. If for any reason buyers are unsatisfied with the products, they can return them and the Company will exchange or refund the purchase minus any shipping charges. For the wholesale customers, return policies are various based on their specific requirements with customers.

As of September 30th 2016, the Company does not have any return products.  Revenue recognized is net of any estimated returns, if applicable.

Cost Recognition
Cost of products sold is primarily comprised of direct materials consumed in the manufacturing of primary coffee blender products. Cost of products sold also includes directly related labors' salaries.

Selling, General and Administrative Expense
Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, research and development costs, administrative and other indirect overhead costs, depreciation expense and other miscellaneous operating items. Due to researching and investigating the viability of a new product platform for functional beverages, company incurred large advertising expenses. Personnel expenses, occupying a majority portion of SG&A, were $308,631 and $363,788 for the years ended September 30, 2016 and 2015, respectively. Company covers shipping fees for wholesalers and distributors and the shipping and handling expenses are recorded under operating expenses.

The Company expenses advertising costs when incurred. Advertising expense for the years ended September 30, 2016 and 2015 is as follows:

	September 30, 2016	September 30, 2015
Advertising	$33,030	$34,530

Research and Development
Research and development expenses are expensed in the statements of operations as incurred in accordance with FASB ASC 730, Research and Development. Research and development expenses include salaries, related employee expenses, research expenses, manufacturing expenses and consulting fees.

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

Inventory
Inventory, consisting principally of raw materials held for production and sale is stated at the lower of cost or market or net realizable value, using the weighted average cost method. Both finished goods and work in process using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At September 30, 2016 and 2015 the Company concluded the carrying value of the inventory of $206, 356 and $201,764 respectively, the amount reflected on the balance sheet is net of this adjustment.

	September 30, 2016	September 30, 2015

Raw Material	$124,035	$69,836
Work in Process	14,366	-
Finished goods	67,955	131,928
Total	$206,356	$201,764

Property, Plant and Equipment
Equipment is stated at cost, net of depreciation. The Company depreciates equipment on a straight line basis. Office equipment is depreciated over a 3 year life, furniture over a 7 year life, and other equipment over a 7 year life. Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight- line method over the expected useful life of the asset, after the asset is placed in service. Depreciation expense for the years ended September 30, 2016 and 2015 was $41,921 and $22,147 respectively. Accumulated depreciation amounts was $59,088 and $20,032 for the year ended September 30, 2015 and 2016. Repair and maintenance costs are expensed as incurred. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment that exceed $1,000 are capitalized. Below is fixed assets as of September 30th, 2016 and 2015:

	2016	2015

Furniture & Fixture	$31,514	$30,736
Machinery & Equipment	$169,864	$171,743
Vehicles	$9,657	$9,657

Samples
The Company distributes samples of its products as a component of its marketing program. Costs for samples are expensed at the time the samples are shipped and recorded under operating expenses.

Long-Lived Assets
In accordance with Financial Accounting Standards Board (" FASB " ) Accounting Standards Codification ( " ASC " ) 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicated that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2016 and 2015.

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

Stock-based Compensation
We account for share-based awards issued to employees in accordance with Accounting Standards Codification (ASC) 718, "Compensation-Stock Compensation". Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period , which is normally the vesting period. Share-based compensation to directors is treated in the same manner as share-based compensation to employees, regardless of whether the directors are also employees. We account for share-based compensation to persons other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. We estimate the fair value of share-based payments using the Black Scholes option-pricing model for common stock options and warrants and the closing price of our common stock for common share issuances.

3.  COMMON STOCK

During November and December 2014, the Company resold 720,000 shares of treasury stock at $0.30 per share, for an aggregate purchase price of $216,000.

During the fiscal year ended 2015, the Company cancelled 1,540,000 shares of common stock.

During the year ended 2015, the company issued 10,000 shares of common stock at $0.60 per share, for compensation and an aggregate price of $6,000.

During the fiscal year ended 2015, the Company sold 1,035,232 shares of common stock at $0.70 per share, for an aggregate purchase price of $737,861

During 2016 fiscal year, the Company received $801, 001proceeds from the sale of 1,025,000 shares of common stocks

During July 2016, the Company sold 195,156 shares of our treasury stock, par value $0.03838, at $0.64 per share, for an aggregate purchase price of $124,899.

During August 2016, the Company sold 20,000 shares of our treasury stock, par value $0.03838, at $0.64 per share, for an aggregate purchase price of $12,800.

During April 2016, Michael Billing exercised 5,000 stock options with a purchase price of $1,500 at $0.30 per share.

4.  STOCK OPTIONS AND WARRANTS

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

The following table summarizes common stock warrants issued and outstanding:

	Stock Warrants	Exercise price

Outstanding at September 30, 2014	100,000	$0.60
Granted	-	-
Exercised	-	-
Forfeited	100,000	$0.60
Expired	-	-
Outstanding at September 30, 2015

The company recognized warrant expenses of $20,527 for the year ended September 30, 2015. During the year ended September 30, 2015, the Company cancelled all warrants. Thus, there are no excisable warrants outstanding at year ended September 30, 2015. Unamortized warrant expense as of September 30, 2015 for all warrants outstanding is $0.

During February 2016, the Company issued 275,500 options to directors, employees and consultants. Among those shares, 125,500 shares were issued to employees and 150,000 shares were issued to non-employees, which are consultants. The right to exercise these options shall vest and become exercisable from February 23, 2016 to February 1, 2017. The vesting date varies for each option agreements The options have exercise prices ranging from $0.30-$0.80 per share and will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

During April 2016, the Company agreed to extend an employee's previously issued stock options of 22,500 until April 29, 2016. In April 2016, this employee exercised 5,000 shares of their stock options at $0.30 per share. The remaining shares of their stock options expired by the end of April 2016.

During July 2016, the Company issued 320,000 options to an employee. The right to exercise these options shall vest and become exercisable on December 31, 2021. The exercise price is $0.88 per share and will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

The company recognized stock option expenses of $18,969 for the year ended September 30, 2015. Those stock option expenses in 2015 was vested of granted stock option in 2014.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: expected volatility was based on a representative peer group of small public companies in their industry segment as the Company has a limited stock history.  The expected term of options granted was determined using the simplified method under SAB 107 and represents the mid-point between the vesting term and the contractual term. . The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. The Company has estimated there will be no forfeitures.

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the twelve months ended September 30, 2016:

For employees
Risk-free interest rate 1.11% - 1.43%
Expected option life 4.5 years
Expected volatility 80.2% - 83.6%%
Expected dividend yield 0.0%
Exercise price $0.30 - $0.88

For non-employees
Risk-free interest rate 1.74%
Expected option life 10 years
Expected volatility 104.7%
Expected dividend yield 0.0%
Exercise price $0.30 - $0.60

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The company recognized stock option expenses of $37,253 for the year ended September 30, 2016. Unamortized option expense as of September 30, 2016 for all options outstanding amounted to approximately $18,587. These costs are expected to be recognized over a weighted-average period of 3.7 years for the stock options awards. The company recognized stock option expenses of $18,969 for the year ended September 30, 2015, which relates to vesting of options that were granted in 2014. The total fair value of shares vested during the years ended September 30, 2016, and 2015, was $33,591 and $0, respectively.

The following table summarizes stock option activity as of September 30, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Life (years)	Intrinsic Value

Outstanding at September 30, 2015	2,833,333	$0.48
Granted	618,000	0.67
Exercised	(5,000)	0.30
Expired	(40,000)	0.30
Forfeited	(2,833,333)	0.48
Outstanding at September 30, 2016	573,000	$0.70	9.6	$-

Exercisable at September 30, 2016	195,000	$0.42	9.6	$-

A summary of the status of the Company's nonvested shares as of September 30, 2016 is presented below:

Nonvested options
		Weighted
		Average
	Number of	Grant-Date
	Nonvested Shares	Fair Value

Granted	618,000	$0.23
Exercised	(5,000)	$0.40
Expired	(40,000)	$1.10
Vested	(195,000)	$0.34
Nonvested shares at September 30, 2016	378,000

5.  INCOME TAX

As of September 30, 2016 and, 2015, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years' income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets. Net operating loss carry forward is $7,185,378 and $5,982,119 as of September 30, 2016 and 2015 and will begin expiring in 2032. The earliest tax year which remains subject to examination is 2012.

Deferred tax assets consisted of the following as of September 30, 2016 and 2015:

	2016	2015

Net Operating Losses	2,514,882	2,095,842
Valuation Allowance	(2,514,882)	(2,095,842)

6.  Related Party Transactions

During February 2015, the Company issued a secured convertible promissory note in the sum of $600,000 to Masateru Higashida, the Company's major shareholder.  Interest was calculated at the annual rate of zero percent (0%) for the period until April 2016.  During March 2016, the Company and Masateru Higashida decided to extend the repayment date to March 31, 2017 so that company has more funds for production and marketing to fulfill customers' requirements, which in the best interest of the Corporation and its shareholders. The annual rate of repayment is at an interest rate of one percent (1%) for the period until March 31, 2017. This promissory note will convert to 1,176,471 shares of NuZee, Inc common stock at $0.51 per share if Company is unable to pay back the note by then. During twelve months ended, the Company accrued interest of $3,008 relating to this related party note.

If the outstanding principal and all accrued and unpaid interest on the debt hereof (the "Debt") is not repaid by the Company in full by the Repayment Date, the Debt or any portion thereof may be converted at the option of the Holder, upon written notice to the Company at any time after the Repayment Date, into that number of shares of the Company's Common Stock equal to the Debt or that portion thereof that the Holder elects to convert, divided by price per share of $0.51. This note shall by cancelled on the date of conversion of the entirety of the Debt.  A beneficial conversion feature does not arise because the conversion price of a convertible instrument is above the per share fair value of the Company's stock. The conversion feature was evaluated as a derivative and there has no derivative during 2015 to 2016 fiscal year.

During March 2016, the Company borrowed the sum of $100,000 short-term loan (the "From East Loan") from From East Holdings ("From East" [aka NuZee Co., Ltd]) to be repaid on or before March 31st, 2017 at an interest rate of one percent (1%). During the twelve months ended, the Company accrued interest of 262. The Company paid back $55,000 of this short-term loan as of September 30th, 2016.

During August 2016, the Company borrowed the sum of $100,000 short-term loan from Masateru Higashida to be repaid on or before August 31st, 2017 at an interest rate of one percent (1%). During the twelve months ended, the Company accrued interest of $115. The Company paid back $16,000 as of November 3rd, 2016.

The $600,000 convertible promissory note payable and each of the $100,000 short-term loan are related party transactions since Masateru Higashida is the Company's major shareholder and he holds 100% ownership of From East Holdings [aka NuZee Co., Ltd]. Both Mr. Higashida and From East Holdings [aka NuZee Co., Ltd] are related parties with the Company.

7.  SUBSEQUENT EVENTS

-Acquisitions

On August 16, 2016, the "Company" entered into a Share Exchange Agreement with NuZee Japan ("NuZee JP") and its shareholders whereby the Company will exchange 1,148,734 shares of its common stock, par value $0.00001 per share, for seventy percent (70%) of the issued and outstanding common stock of NuZee JP.  The remaining thirty percent (30%) of NuZee JP's issued and outstanding common stock is, and will be at the closing, owned by NuZee JP's current President and Chairman of its Board of Directors.  The transaction has been closed on October 3rd, 2016.

The Company's President and Director is the sole owner of From East Holdings Co., Ltd. ("From East"), a shareholder of NuZee JP.   From East owns 14,700 shares of NuZee JP common stock, or approximately 2.6% of NuZee JP's current issued and outstanding shares.  At the Closing, From East will exchange all of its shares of NuZee JP for 42,492 shares of the Company's common stock, which is included in the shares discussed above.

-Investment

On October, 2016, the "Company" invested $50,000 to Contlus, Inc, a Japan company which has main businesses  related to produce, sale, import and export of coffee & coffee beans, tea& tea leaf ,  healthy foods and drinks. Besides that, company also plan to manage café or restaurant, sell packaging machines and provide consulting services. Internet will be utilized for products management, selling, designing as well as information management & communication. After the investment, the "Company" obtained 50% ownership of the company at that time.

-Common Stock

During October 2016, the Company sold 360,000 shares at a cost of $1 per share, for an aggregate purchase price of $360,000.

During November 2016, the Company sold 10,000 shares at a cost of $1 per share, for an aggregate purchase price of $10,000.