Form 10-Q
period 2016-12-31
NuZee, Inc.
filed 2017-02-21
CIK 1527613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of February 16, 2017, NuZee, Inc. had 32,934,185 shares of common stock outstanding.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of NuZee, Inc. contains "forward-looking statements" that may state our management's plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as "believes," "estimates," "projects," "expects," "intends," "may," "anticipates," "plans," "seeks," and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could    differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Form 10-K filed on December 29th, 2016 entitled "Risk Factors."

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

Item 1.     Financial Statements.

NuZee, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2016	September 30, 2016

ASSETS
Current assets:
Cash	$162,742	$40,613
Accounts receivable, net	201,175	57,711
Inventories	411,223	206,356
Prepaid expenses and deposits	73,554	65,726
Total current assets	848,694	370,406

Equipment, net	298,371	151,946

Other assets:
Investment in unconsolidated affiliate	$34,829	$-
Goodwill	52,424	-
	87,253	-

Total assets	$1,234,318	$522,352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$196,198	$189,317
Loan payable - short term - Related party -Including interest of $712	129,426	145,377
Loan payable - short term	25,753	-
Convertible Notes payable - Related party - Including interest of $4,521	604,521	603,008
Other current liabilities	111,192	7,337
Total current liabilities	1,067,090	945,039

Non-current liabilities:
Loan payable - long term	$90,136	$-
	90,136	-

Stockholders' equity (deficit):
Common stock; 100,000,000 shares authorized, $0.00001 par value;
32,838,685 and 31,154,951 shares issued	$328	$311
Additional paid in capital	7,704,871	6,909,523
Accumulated deficit	(7,603,364)	(7,263,412)
Less: treasury stock, at cost
(1,800,844 shares held in treasury)	(69,109)	(69,109)
Accumulated other comprehensive loss	(26,261)	-
Total NuZee, Inc. shareholders' equity (deficit)	6,465	(422,687)

Noncontrolling interest	70,627	-
Total stockholders' equity (deficit)	77,092	(422,687)

Total liabilities and stockholders' equity (deficit)	$1,234,318	$522,352

The accompanying notes are an integral part of these unaudited financial statements.

NuZee, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015

Revenues	$577,507	$44,460
Cost of sales	416,868	29,065
Gross Profit	160,639	15,395

Operating expenses	508,334	321,573

Loss from operations	(347,695)	(306,178)

Other income	17,847	228

Equity in loss of unconsolidated affiliate	(15,171)	-

Other expense	(1,355)	(3,649)

Net loss	(346,374)	(309,599)

Net loss attributable to noncontrolling interest	(6,422)	-

Net loss attributable to NuZee, Inc.	$(339,952)	$(309,599)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average number of common stock outstanding	32,553,835	30,330,494

The accompanying notes are an integral part of these unaudited financial statements.

NuZee, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For three months ended December 31,	2016	2015	2016	2015	2016	2015

Net loss	$(339,952)	$(309,599)	$(6,422)	$0	$(346,374)	$(309,599)

Foreign currency translation	(26,261)	-	(11,255)	-	(37,516)	-
Total other comprehensive loss, net of tax	(26,261)	-	(11,255)	-	(37,516)	-
Comprehensive loss	$(366,213)	$(309,599)	(17,677)	-	(383,890)	(309,599)

The accompanying notes are an integral part of these unaudited financial statements.

NuZee, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015

Operating activities:
Net loss	$(346,374)	$(309,599)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and Amortization	18,646	10,488
Option expense	1,900	-
Interest expense	1,848	-
Inventory impairment	4,112	-
Equity in loss of unconsolidated affiliate	15,171	-
Change in operating assets and liabilities:
Accounts receivable	(82,692)	3,860
Inventories	24,866	20,652
Prepaid expenses and deposits	67,910	(176)
Accounts payable	(77,156)	12,098
Other current liabilities	19,643	(220)
Net cash used by operating activities	(352,126)	(262,897)

Investing activities:
Purchase of equipment and software	(135,731)	(2,529)
Acquisition of investment in unconsolidated affiliate	(50,000)	-
Net cash acquired from business acquisition	201,676	-
Net cash used by investing activities	15,945	(2,529)

Financing activities:
Proceeds from issuance of Loan - short term - Related party	18,384	-
Repayment of loans - short term - Related party	(34,670)	-
Repayment of loans - short term	(6,438)	-
Proceeds from issuance of common stock	535,000	205,000
Net cash provided by financing activities	512,276	205,000

Net change in cash	176,095	(60,426)

Effect of foreign exchange on cash and cash equivalents	(53,966)	-

Cash, beginning of period	40,613	107,678
Cash, end of period	$162,742	$47,252

Supplemental disclosure of cash flow information:
Cash paid for interest	$584	$-
Cash paid for taxes	$-	$800

Noncash investing and financing activities:
Acquisition of NuZee JAPAN Co., Ltd through issuance of common shares	$258,465	$-
Software purchased with installment agreement	$14,807	$-

The accompanying notes are an integral part of these unaudited financial statements.

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2016

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of NuZee, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring losses, large accumulated deficit, is dependent on the shareholders to provide additional funding for operating expenses and has limited revenues. These items raise substantial doubts about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence is dependent upon management's ability to develop profitable operations, continued contributions from the Company's executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company's products and business.

Major Customers

In the three months ended December 31, 2016 and 2015, revenue was primarily from below two major customers. Besides those revenues, there were $122,090 and $37,857.56 account receivable owed by customer PO and customer K as of December 31, 2016, and $5,607 account receivable owed by customer B as of December 31, 2015,

Three months ended December 31, 2016:
Customer Name	Sales Amount	% of Total Revenue
Customer PO	$265,605	46%
Customer K	$146,005	25%

Three months ended December 31, 2015
Customer Name	Sales Amount	% of Total Revenue
Customer A	$34,080	77%
Customer B	$5,607	13%
Lease

The Company evaluates each lease for classification as either a capital lease or an operating lease. If substantially all of the benefits and risks of ownership have been transferred to the Company as lessee, the Company records the lease as a capital lease at its inception. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company recognizes the lease expense on a straight-line basis over the lease term.

NuZee JAPAN Co., Ltd is the lessee of certain equipment under a capital lease extending through 2020. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments, or the fair value of the asset. Leased equipment is depreciated over a 6 year life. The leased equipment has been recorded in the accompanying financial statements in equipment of $13,262 as of December 31, 2016, The capital lease liability is included in other current liabilities on consolidated balance sheets.

Future minimum lease payments under capital lease as of December 31, 2016 for each of the remaining years are as follows:

2017	$4,205
2018	4,205
2019	4,205
2020	3,317
Total Minimum Lease Payments	$15,932

Loan

On June 30, 2016, NuZee JAPAN Co., Ltd entered into a loan agreement with Tono Shinyo Kinko bank. The Company borrowed the sum of approximately $145,758 to be repaid on or before June 5, 2021 at an interest rate of 1.2%. The Company had $115,889 loan payable at December 31, 2016.

Principles of Consolidation

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and majority owned subsidiary which has a fiscal year end of January 31. All significant intercompany accounts, balances and transactions have been eliminated in the consolidation.

The Company consolidates its subsidiary in accordance with ASC 810, and specifically ASC 810-10-15-8 which states, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation.

Foreign Currency Translation

The financial position and results of operations of the Company's foreign subsidiaries are measured using the foreign subsidiary's local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders' equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in loss of $37,516 and $0 for three months ended December 31, 2016 and 2015, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains included in operations totaled $1,076 for three months ended December 31, 2016 and losses totaled $2,849 for three months ended December 31, 2015.

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company's accounts are not reflected within the Company's Consolidated Balance Sheets and Statements of Operations; however, the Company's share of the earnings or losses of the Investee company is reflected in the caption ''Equity in loss of unconsolidated affiliate'' in the Consolidated Statements of Operations. The Company's carrying value in an equity method Investee company is reflected in the caption ''Investment in unconsolidated affiliate'' in the Company's Consolidated Balance Sheets.

When the Company's carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Goodwill

The Company evaluates goodwill on an annual basis or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

2.     ACQUISITIONS

NuZee JAPAN Co., Ltd

On August 16, 2016, the Company entered a Share Exchange Agreement with NuZee JAPAN Co., Ltd ("NuZee JP") and its shareholders whereby the Company will exchange 1,148,734 shares of its common stock, par value $0.00001 per share, for seventy percent (70%) of the issued and outstanding common stock of NuZee JP.  The Company's issued shares had an acquisition date fair value of $258,465. The remaining thirty percent (30%) of NuZee JP's issued and outstanding common stock is, and will be at the closing, owned by NuZee JP's current President and Chairman of its Board of Directors.  The reason for this acquisition is to extend our market shares as well as obtain more business opportunities in both USA and Japan market. This transaction closed on October 3rd, 2016.

The Company applied the acquisition method to the business combination and valued each of assets acquired and liabilities assumed at fair value as of the acquisition date.

The following table shows the estimated fair value of the assets acquired and liabilities assumes at the date of acquisition:

Acquisition of NuZee Japan Co., Ltd.

ASSETS ACQUIRED:
CASH	$201,676
ACCOUNTS RECEIVABLE	60,770
INVENTORIES	233,845
OTHER CURRENT ASSETS	75,738
PROPERTY PLANT AND EQUIPMENT	16,677
GOODWILL	52,424
TOTAL ASSETS ACQUIRED	641,130
LESS LIABILITIES ASSUMED
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	(153,440)
LOAN PAYABLE	(140,922)
TOTAL LIABILITIES ASSUMED	(294,362)

LESS NONCONTROLLING INTEREST	(88,303)

NET ASSETS ACQUIRED FROM NUZEE JP ACQUISITION	258,465

Since the date of acquisition, revenues of $317,228 were included in the Company's consolidated net loss for the three months ended December 31, 2016.

In accordance with ASC 805-10-50, the Company is providing the following unaudited pro-forma to present a summary of the combined results of the Company's consolidated operations with all acquisitions as if the acquisitions had been completed as of the beginning of the reporting period. Adjustments were made to eliminate any inter-company transactions in the periods presented. There is no pro forma information for 2016 as NuZee Japan Co., Ltd was acquired at the beginning of the period.

NuZee, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three months ended December 31, 2015
(Pro Forma)

Revenues	$52,714
Cost of sales	45,780
Gross Profit	6,934

Operating expenses	386,315

Loss from operations	(379,381)

Other income	243

Equity in loss of unconsolidated affiliate	-

Other expense	(22,986)

Net loss	(402,124)

Net loss attributable to noncontrolling interest	-

Net loss attributable to NuZee, Inc.	$(402,124)

Net loss per share, basic and fully diluted	$(0.01)

Weighted average of shares outstanding	31,479,228

3.     RELATED PARTY TRANSACTIONS

During February 2015, the Company issued a secured convertible promissory note in the sum of $600,000 to Masateru Higashida, the Company's major shareholder.  Interest was calculated at the annual rate of zero percent (0%) for the period until April 2016.  During March 2016, the Company and Masateru Higashida decided to extend the repayment date to March 31, 2017 so that the Company has more funds for production and marketing to fulfill customers' requirements, which is in the best interest of the Corporation and its shareholders. The annual rate of repayment is at an interest rate of one percent (1%) for the period until March 31, 2017. This promissory note will convert to 1,176,471 shares of NuZee, Inc common stock at $0.51 per share if Company is unable to pay back the note by then. During three months ended December 31, 2016, the Company accrued interest of $1,512 relating to this related party note.

If the outstanding principal and all accrued and unpaid interest on the debt hereof is not repaid by the Company in full by the repayment date, the debt or any portion thereof may be converted at the option of the lender, upon written notice to the Company at any time after the repayment date, into that number of shares of the Company's common stock equal to the debt or that portion thereof that the lender elects to convert, divided by price per share of $0.51. This note shall by cancelled on the date of conversion of the entirety of the debt.  A beneficial conversion feature does not arise because the conversion price of a convertible instrument is above the per share fair value of the Company's stock. The conversion feature was evaluated as a derivative and there was no derivative during the 2015 to 2016 fiscal years.

During March 2016, the Company borrowed the sum of $100,000 short-term loan from NuZee Co., Ltd to be repaid on or before March 31, 2017 at an interest rate of one percent (1%). During the three months ended December 31, 2016, the Company accrued interest of 113. The Company paid back $55,000 of this short-term loan as of September 30, 2016, and there has no further pay back during this quarter.

During August 2016, the Company borrowed the sum of $100,000 short-term loan from Masateru Higashida to be repaid on or before August 31, 2017 at an interest rate of one percent (1%). During the three months ended December 31, 2016, the Company accrued interest of $211. The Company paid back $34,670 as of December 31, 2016.

During December 2016, the Company borrowed the sum of $18,384 short-term loan from NuZee Co., Ltd to be repaid on or before December 14, 2017 at an interest rate of one percent (1%). During the three months ended December 31, 2016, the Company accrued interest of $11.

The $600,000 convertible promissory note payable, each of the $100,000 and the $18,384 short-term loans are related party transactions since Masateru Higashida is the Company's major shareholder and he holds 100% ownership of NuZee Co., Ltd. Both Mr. Higashida and NuZee Co., Ltd are related parties with the Company.

4.     INVESTMENT IN AFFILIATE

The Company has investment in equity method affiliate which has main businesses related to produce, sale, import and export of coffee & beans, tea & tea leaf, healthy foods and drinks. Besides that, they plan to manage café or restaurant, sell packaging machines and provide consulting services.

The following table is a reconciliation of the Company's investment in equity affiliate as presented on the consolidated balance sheet:

2016

Beginning of period	$-
Additional investments in unconsolidated affiliate	50,000
Distributions received	-
Sale of investment in unconsolidated affiliate	-
Equity in net income (loss) of unconsolidated affiliate	(15,171)

End of period	$34,829

5.     COMMON STOCK

On October 3rd, 2016, the "Company" exchanged 1,148,734 shares of its common stock, par value $0.00001 per share, for seventy percent (70%) of the issued and outstanding common stock of NuZee JP.

During October to December2016, the Company sold 535,000 shares of common stock at $1.00 per share, for an aggregate purchase price of $535,000.

6.     STOCK OPTIONS

The following table summarizes stock option activity for the three months ended of December 31, 2016:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value

Outstanding at September 30, 2016	573,000	$0.70
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2016	573,000	$0.70	9.4	$-

Exercisable at December 31, 2016	195,000	$0.42	9.4	$-

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expenses of $1,900 for three months ended December 31, 2016. Unamortized option expense as of December 31, 2016, for all options outstanding amounted to approximately $11,946. These costs are expected to be recognized over a weighted-average period of 4.8 years for the stock options awards. The Company did not recognize any stock option expenses for three months ended December 31, 2015.

A summary of the status of the Company's nonvested shares as of December 31, 2016, is presented below:

Nonvested options
Number of
Nonvested Shares

Nonvested shares at September 30, 2016	378,000
Granted	-
Exercised	-
Expired	-
Vested	-
Nonvested shares at December 31, 2016	378,000

7.     SUBSEQUENT EVENTS

During January 2017, the Company sold 95,500 shares of common stock at $1.00 per share for an aggregate purchase price of $95,500.

During January 2017, the Company paid back $30,500 short-term loan back to Masateru Higashida.

During January 2017, the Company paid back $20,000 short-term loan back to From East Holdings ("From East" [aka NuZee Co., Ltd]).

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

Plan of Operations

Short Term Goals (12 Months)

Over the next 6 months, the Company's growth plans include continuing efforts to:

●   Leverage our network of potential (and current) customers that we have been introduced to during our extensive trade show campaign.
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

●   Continue to increase the awareness for Coffee Blenders/NuZee brand and products by submitting articles to Coffee Roasters magazines as well as continually submit blogs/content to several social media platforms
Through participating in all of the tradeshows in 2016, we were able to create relationships with journalists and magazine owners who will often post articles and product reviews in their publication for free.  With the coffee industry being as large as it is, there are numerous coffee magazines and website out there and even more eyes reading the content produced by trusted sources. In addition, we are actively creating new content for our social media pages.

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

Results of Operations

Revenue. For the three months ended December 31, 2016, our realized revenue totaled $577,507. Compared with the same time period in 2015, our revenue increased around 13times. Our realized total revenues include $317,228 from NuZee Japan, which is a subsidiary we acquired in October 2016.

Our quarterly revenue rose from $44,460 same quarter last year to $577,507 this quarter by selling of our products to retailers, wholesalers and distributors. Compared with last quarter, our revenue increased 42% from $223,809. Two important factors can mainly be contributed to those growths. The first being our existing customers - who increased their order volumes as well as helped us build business relationships with new customers, such as KeHE. KeHE began their official orders in October. The other factor is NuZee Japan - their revenue jumped dramatically from $8,254 as of December 31, 2015, to $317,228 as of December 31, 2016, due to a strong business relationship with post offices in Japan. We expected our sales in 2017 through a combination of direct to customers through our online store. Amazon platform, post office (NuZee,Japan), production awareness as well as nationwide retailers and distributors.

Gross Profit. As of December 31,2016, we earned a total gross profit of $160,639 from sales of our products, which includes $93,523 from NuZee Japan. The gross profit earned during same period of 2015 was $15,395. That is more than an increase of 10 times within one year. The margin rate went down from 35% fourth quarter last year to 28% fourth quarter this year. This decrease was primarily caused by increasing of our other overhead cost which is a part of cost of goods sold.

Expenses. For the three months ended December 31, 2016, our Company's expenses totaled $508,334. Of those expenses, $132,192 were expenses from NuZee Japan. Expenses primarily came from outside professional services, cost of employees and office expenses. We incurred $144,041 in expenses for professional services which is mainly associated with legal and accounting services and an acquisition audit service fee as well as other related costs associated with public company operation. Among the $58,461 office expenses, $46,232 was cost of delivery and postage for shipping out products and samples to customers.

Total expenses of previous quarter were $246,037, which includes $99,093 professional service expense and $30,867 office expenses. Among total office expense, 76% was contributed by freight-out cost to customers and tradeshows.  Compared with same quarter last year, total expenses increased by 58% to $508,334 from $321,573 because of increased outside professional service costs, office expenses, cost of employees, advertising and telecommunications fees. Of this quarter's additional expenses, $57,731 were from professional service expenses related to legal and accounting expenses for the acquisition of NuZee Japan. During this quarter, 79% of the total office expenses are contributed to freight-out costs. Whereas freight-out costs only accounted for 58% of total office expenses during fourth quarter last year. Our growth in sales revenue added costs to our daily operations, requiring an increase in additional shipping, advertising, employees, and telecommunications costs in order to maintain the jump in product sales.

Net Loss.  For the three months ended December 31, 2016, we generated net losses of $346,374. This loss was attributed to $508,334 in operating expenses. Among them, NuZee Japan generated net losses of $21,405 and operating expenses of $132,192. Compared with quarter ended September 30th, 2016, total net loss increased $43,438 since we hired more employees for marketing and production as well as shipped more products out to customers. Compared with same period ended December 31, 2015, the overall net loss increased by $36,775 and operating expense increased by $186,761. Most of this increase is caused by NuZee Japan's acquisition as well as delivery cost of our products. During this quarter, the Company had record goodwill at $52,424 after NuZee Japan acquisition and had record software of $14,807 for a new software company installed for inventory and production management.

Liquidity and Capital Resources

As of September 30, 2016, we had a cash balance of $40,613 and $162,742 as of December 31, 2016,This increase was primarily from the acquisition of NuZee Japan. By end of December 31, 2016, NuZee Japan had $100,464 cash, which accounts for 62% of consolidated cash balance. Account receivable increased 4 times as well as inventories doubled since September 30,2016 also mainly because of this acquisition. During this quarter, we purchased a new machine for production which leads to a 49% increase in equipment.

During fourth quarter of 2016, we had current liabilities of $1.067 million and $0.945 million at September 30, 2016. NuZee Japan's current liability accounts for $190,000, which basically has no change between two quarters. NuZee,Inc's current liability increased since we received a new short-term loan this quarter as well as more account payables during this quarter.

Our current ratio increased from 39% in September 30, 2016 to 80% as of December 31, 2016, due to current assets increasing significantly more than current liabilities due to NuZee Japan acquisition.

We had an approximate $90,000 non-current liability from NuZee Japan's acquisition during this quarter, a loan from Tono Sinyon Bank to support daily operation as well as pay back accounts payable of NuZee Japan.

Our auditor has indicated that there is substantial doubt about our ability to continue as a result of our lack of significant revenues, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Our current cash balance as of December 31, 2016, is not sufficient to fund our operations for the next twelve months. Therefore, the Company intends to engage in additional financing through the sale of equity securities.

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

PART II.

Item 1.     Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no changes to our risk factors from those disclosed in our Form 10-K filed on December 29, 2016

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered Sales of Equity Securities during the quarter ending December 31, 2016.

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

Date:	February 17, 2017	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)