Form 10-Q
period 2017-03-31
NuZee, Inc.
filed 2017-05-19
CIK 1527613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(760)295-2408

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 10, 2017, NuZee, Inc. had 34,756,780 shares of common stock outstanding.

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

PART I.

Item 1. Financial Statements.

NuZee, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	September 30, 2016
ASSETS
Current assets:
Cash	$152,040	$40,613
Accounts receivable, net	214,164	57,711
Inventories	360,705	206,356
Prepaid expenses and deposits	172,676	65,726
Total current assets	899,585	370,406

Equipment, net	280,078	151,946

Other assets:
Investment in unconsolidated affiliate	$2,108	$-
Goodwill	52,424	-
Total other assets	54,532	-

Total assets	$1,234,195	$522,352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$294,559	$189,317
Loan payable - short term - Related party -Including interest of $978	207,805	145,377
Current portion of long-term debt	35,413	-
Convertible Notes payable - Related party	-	603,008
Other current liabilities	65,765	7,337
Total current liabilities	603,542	945,039

Non-current liabilities:
Loan payable, net of current portion	$167,544	$-
Total non-current liabilities	167,544	-

Total Liabilities	$771,086	$945,039

Stockholders' equity (deficit):
Common stock; 100,000,000 shares authorized, $0.00001 par value; 34,172,431 and 31,154,951 shares issued	$342	$311
Additional paid in capital	8,466,667	6,909,523
Accumulated deficit	(7,980,230)	(7,263,412)
Less: treasury stock, at cost (1,800,844 shares held in treasury)	(69,109)	(69,109)
Accumulated other comprehensive loss	(19,611)	-
Total NuZee, Inc. shareholders' equity (deficit)	398,059	(422,687)
Noncontrolling interest	65,050	-
Total stockholders' equity (deficit)	463,109	(422,687)

Total liabilities and stockholders' equity (deficit)	$1,234,195	$522,352

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016

Revenues	$376,327	$50,954	$953,834	$95,414
Cost of sales	325,592	30,276	742,460	59,340
Gross Profit	50,735	20,678	211,374	36,074

Operating expenses	413,874	359,465	922,208	681,038
Loss from operations	(363,139)	(338,787)	(710,834)	(644,964)

Other income	13,113	48	30,960	276
Equity in loss of unconsolidated affiliate	(32,721)	-	(47,892)
Other expense	(2,545)	800	(3,900)	(2,850)

Net loss	(385,292)	(337,939)	(731,666)	(647,538)

Net loss attributable to noncontrolling interest	(8,426)	-	(14,848)	-

Net loss attributable to NuZee, Inc.	$(376,866)	$(337,939)	$(716,818)	$(647,538)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average number of common stock outstanding	32,925,132	30,394,231	32,737,443	30,399,213

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For three months ended March 31,	2017	2016	2017	2016	2017	2016

Net loss	$(376,866)	$(337,939)	$(8,426)	$0	$(385,292)	$(337,939)

Foreign currency translation	6,650	-	2,850	-	9,500	-
Total other comprehensive loss, net of tax	6,650	-	2,850	-	9,500	-
Comprehensive loss	$(370,216)	$(337,939)	$(5,576)	$0	$(375,792)	(337,939)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For six months ended March 31,	2017	2016	2017	2016	2017	2016

Net loss	$(716,818)	$(647,538)	(14,848)	$0	$(731,666)	$(647,538)

Foreign currency translation	(19,611)	-	(8,405)	-	(28,016)	-
Total other comprehensive loss, net of tax	(19,611)	-	(8,405)	-	(28,016)	-
Comprehensive loss	$(736,429)	$(647,538)	(23,253)	$0	$(759,682)	(647,538)

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months Ended March 31, 2017	Six months Ended March 31, 2016

Operating activities:
Net loss	$(731,666)	$(647,538)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and Amortization	35,466	20,992
Option expense	12,200	25,807
Interest expense	3,635	-
Inventory impairment	4,112	-
Equity in loss of unconsolidated affiliate	47,892	-
Change in operating assets and liabilities:
Accounts receivable	(95,681)	6,439
Inventories	79,496	(35,159)
Prepaid expenses and deposits	(31,212)	158
Accounts payable	21,205	(15,846)
Other current liabilities	(25,783)	96,377
Net cash used by operating activities	(680,336)	(548,770)

Investing activities:
Purchase of equipment	(135,731)	(2,854)
Acquisition of investment in unconsolidated affiliate	(50,000)	-
Net cash acquired from business acquisition	201,676	-
Net cash used by investing activities	15,945	(2,854)

Financing activities:
Proceeds from issuance of Loan - short term - Related party	180,824	100,000
Repayment of loans - short term - Related party	(119,001)	(30,000)
Proceeds from issuance of Loan	89,880	-
Repayment of loans - short term	(15,001)	-
Proceeds from issuance of common stock	680,510	431,000
Net cash provided by financing activities	817,212	501,000

Effect of foreign exchange on cash and cash equivalents	(41,394)	-

Net change in cash	111,427	(50,624)

Cash, beginning of period	40,613	107,678
Cash, end of period	$152,040	$57,055

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,131	$-
Cash paid for taxes	$800	$800

Noncash investing and financing activities:
Acquisition of NuZee JAPAN Co., Ltd through issuance of common shares	$258,465	$-
Software purchased with installment agreement	$14,807	$-
Conversion of note payable	$606,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of NuZee, Inc. (the "Company", "we", "our") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended September 30, 2016 as filed with the SEC. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

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

Major Customers

In the six months ended March 31, 2017 and 2016, revenue was primarily from below major customers. Besides those revenues, there were $52,616 account receivable owed by customer U, $128,705 account receivable owed by customer PO as of March 31, 2017 and $5,607 account receivable owed by customer H as of March 31, 2016.

Six months ended March 31, 2017:
Customer Name	Sales Amount	% of Total Revenue
Customer PO	$462,006	48%
Customer K	$146,005	15%

Six months ended March 31, 2016：
Customer Name	Sales Amount	% of Total Revenue
Customer H	$50,466	53%
Customer A	$34,080	36%

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

NuZee JAPAN Co., Ltd is the lessee of certain equipment under a capital lease extending through 2020. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments, or the fair value of the asset. Leased equipment is depreciated over a 6 year life. The leased equipment has been recorded in the accompanying financial statements in equipment of $13,376 as of March 31, 2017. The capital lease liability is included in other current liabilities on consolidated balance sheets.

Future minimum lease payments under capital lease as of March 31, 2017 for each of the remaining years are as follows:

2017	$3,303
2018	4,403
2019	4,403
2020	3,684
Total Minimum Lease Payments	$15,793

Loan

On June 30, 2016, NuZee JAPAN Co., Ltd entered into a loan agreement with Tono Shinyo Kinko bank. The Company borrowed the sum of approximately $145,758 to be repaid on or before June 5, 2021 at an interest rate of 1.2%. The Company had $114,596 loan payable at March 31, 2017. On January 27, 2017, NuZee JAPAN Co., Ltd entered into a loan agreement with Nihon Seisaku Kouko. The Company borrowed the sum of approximately $89,880 to be repaid on or before January 20, 2022 at an interest rate of 0.16%. The Company had $88,361 loan payable at March 31, 2017.

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

Foreign Currency Translation

The financial position and results of operations of the Company's foreign subsidiaries are measured using the foreign subsidiary's local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders' equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in loss of $28,016 and $0 for six months ended March 31, 2017 and 2016, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains included in operations totaled $890 for six months ended March 31, 2017 and losses totaled $2,849 for six months ended March 31, 2016.

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

Since the date of acquisition, revenues of $559,340 attributed to NuZee Japan were included in the Company's consolidated net loss for the six months ended March 31, 2017.

In accordance with ASC 805-10-50, the Company is providing the following unaudited pro-forma to present a summary of the combined results of the Company's consolidated operations with all acquisitions as if the acquisitions had been completed as of the beginning of the reporting period. Adjustments were made to eliminate any inter-company transactions in the periods presented. There is no pro forma information for 2017 as NuZee Japan Co., Ltd was acquired at the beginning of the period.

NuZee, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended	Six Months ended
	March 31, 2016	March 31, 2016
	(Pro Forma)	(Pro Forma)

Revenues	$225,197	$277,911
Cost of sales	147,144	192,924
Gross Profit	78,053	84,987

Operating expenses	481,255	867,570
Loss from operations	(403,202)	(782,583)

Other income	12,139	12,382
Equity in loss of unconsolidated affiliate	-	-

Other expense	(1)	(22,987)
Net loss	(391,064)	(793,188)
Net loss attributable to noncontrolling interest	-	-
Net loss attributable to NuZee, Inc.	$(391,064)	$(793,188)

Net loss per share, basic and fully diluted	$(0.01)	$(0.03)

Weighted average of shares outstanding	31,542,965	31,547,947

3.  RELATED PARTY TRANSACTIONS

During February 2015, the Company issued a secured convertible promissory note in the sum of $600,000 to Masateru Higashida, the Company's major shareholder.  Interest was calculated at the annual rate of zero percent (0%) for the period until April 2016.  During March 2016, the Company and Masateru Higashida decided to extend the repayment date to March 31, 2017 so that the Company has more funds for production and marketing to fulfill customers' requirements, which is in the best interest of the Corporation and its shareholders. The annual rate of repayment is at an interest rate of one percent (1%) for the period until March 31, 2017. This promissory note will convert to 1,176,471 shares of NuZee, Inc common stock at $0.51 per share if Company is unable to pay back the note by then. During three months ended March 31, 2017, the Company accrued interest of $5,999.98 relating to this related party note.

On March 31, 2017, Masateru Higashida (Lender, a/k/a the "Seller") deemed it beneficial to engage in a private sale (the "Sale") and to sell the Amended Note to Kenichi Miura (the "Purchaser") upon the terms and conditions of the Convertible Note Purchase Agreement. The Amended Note shall continue to bear interest on the principal amount at the annual interest rate of one percent (1%) per year; and the Amended Note shall continue to be convertible in whole or in part to shares of the Corporation's common stock, at the election of the Lender (now at the election of Purchaser), at a price of $.51 per share, on or after March 31, 2017;

During March 2016, the Company borrowed the sum of $100,000 short-term loan from NuZee Co., Ltd to be repaid on or before March 31, 2017 at an interest rate of one percent (1%). During the six months ended March 31, 2017, the Company accrued interest of $188. The Company paid back $55,000 of this short-term loan as of September 30, 2016, and $20,000 of this short-term loan during the six months ended March 31, 2017.

During August 2016, the Company borrowed the sum of $100,000 short-term loan from Masateru Higashida to be repaid on or before August 31, 2017 at an interest rate of one percent (1%). During March 2017, the Company borrowed the sum of $44,000 short-term loan from Masateru Higashida to be repaid on or before March 14, 2018 at an interest rate of one percent (1%). During the six months ended March 31, 2017, the Company accrued interest of $341. The Company paid back $34,670 as of December 31, 2016 and $41,000 as of March 31, 2017.

During December 2016, the Company borrowed the sum of $18,384 short-term loan from NuZee Co., Ltd to be repaid on or before December 14, 2017 at an interest rate of one percent (1%). Between February and March 2017, the Company borrowed the sum of $ 14,440 short-term loan from NuZee Co., Ltd to be repaid on or before March 23, 2018 at an interest rate of one percent (1%). As of March 31, 2017, Company paid back $19,331 of this short-term loan. During the six months ended March 31, 2017, the Company accrued interest of $57.

During February 2017, the Company borrowed the sum of $4,000 short-term loan from Travis Gorney to be repaid on or before February 14, 2018 at an interest rate of one percent (1%). The Company paid back total principal of $4,000  on March 31, 2017.

During March 2017, the Company borrowed the sum of $100,000 short-term loan from Takayuki Nagashima to be repaid on or before June 30, 2017 at an interest rate of one percent (1%).

All convertible promissory note payable and short-term loans are related party transactions since Masateru Higashida is the Company's major shareholder and he holds 100% ownership of NuZee Co., Ltd. Travis Gorney is NuZee,Inc's officer and Takayuki Nagashima is the co-owner of the equity method affiliate. Mr. Higashida , NuZee Co., Ltd, Travis Gorney and Takyuki Nagashima are related parties with the Company.

4.  INVESTMENT IN AFFILIATE

The Company has investment in equity method affiliate which has main businesses related to produce, sale, import and export of coffee & beans, tea & tea leaf, healthy foods and drinks. Besides that, they plan to manage café or restaurant, sell packaging machines and provide consulting services.

The following table is a reconciliation of the Company's investment in equity affiliate as presented on the consolidated balance sheet:

INVESTMENT IN AFFILIATE

2017
Beginning of period	$-
Additional investments in unconsolidated affiliate	$50,000
Distributions received	$-
Sale of investment in unconsolidated affiliate	$-
Equity in net income (loss) of unconsolidated affiliate	$(47,892)

End of period	$2,108

5.  COMMON STOCK

On October 3rd, 2016, the "Company" exchanged 1,148,734 shares of its common stock, par value $0.00001 per share, for seventy percent (70%) of the issued and outstanding common stock of NuZee JP.

During October to December 2016, the Company sold 535,000 shares of common stock at $1.00 per share, for an aggregate purchase price of $535,000.

During January to March 2017, the Company sold 145,510 shares of common stock at $1.00 per share, for an aggregate purchase price of  $145,510.

On March 31, 2017, Kenichi Miura exercised his right to convert the Amended Note to shares of the Corporation's common stock (the "Conversion"), at the price of $.51 per share, in accordance with the terms and conditions of the Convertible Note Purchase Agreement, thus equating to a conversion of $605,999.98 [i.e., $600,000 principal, plus $5,999.98 in accrued interest] to the equivalent 1,188,236 shares of the Corporation's common stock.

6.  STOCK OPTIONS

The following table summarizes stock option activity for the six months ended of March 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (years)	Intrinsic Value
Outstanding at September 30, 2016	573,000	$0.70
Granted	72,000	0.48
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at March 31, 2016	645,000	$0.67	9.2	25,725

Exercisable at March 31, 2016	253,000	$0.46	9.2	25,725

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expenses of $12,200 for six months ended March 31, 2017. Unamortized option expense as of March 31, 2017, for all options outstanding amounted to approximately $40,021. These costs are expected to be recognized over a weighted-average period of 1.9 years for the stock options awards. The Company recognized stock option expenses of $25,615 for six months ended March 31, 2016.

A summary of the status of the Company's nonvested shares as of March 31, 2017, is presented below:

Number of
Nonvested Shares

Nonvested shares at September 30, 2016	378,000
Granted	72,000
Exercised	-
Expired	-
Vested	(58,000)
Nonvested shares at March 31, 2017	392,000

7.  SUBSEQUENT EVENTS

During April and May 2017, the Company sold 388,271 shares of treasury stock at $0.51per share, for an aggregate purchase price of   $198,018.

On April 1, 2017, Eguchi Holdings Co., Ltd., a shareholder of NuZee, Inc., lended NuZee, Inc. $50,000 short term loan with 1% annual interest rate and all outstanding principal and interest due and payable on June 30, 2017.

On April 1, 2017, Eguchi Steel Co., Ltd., a shareholder of NuZee, Inc., lended NuZee, Inc. $50,000 short term loan with 1% annual interest rate and all outstanding principal and interest due and payable on June 30, 2017.

During May 2017, Company agrees to change Nagashima Takayuki's $100,000 short-term loan to a convertible loan and Nagashima Takayuki converted this loan to 196,078 shares of common stock of NuZee, Inc.

During May 2017, the Company paid back $5,000 short term loan to NuZee Co., Ltd.

During May 2017, the Company paid back total $13,497 principal and $65 accrued interest to NuZee Co., Ltd.

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

Plan of Operations

Short Term Goals (12 Months)

Over the next 3 months, the Company's growth plans include continuing efforts to:

▪ Leverage our network of potential (and current) customers that we have been introduced to during our extensive trade show campaign.
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

▪ Fulfill the current demand of our current customer base and complete transactions with customers that have expressed a strong interest in our company and brands.
With recent development of new innovative products, we have good reason to reach back out to our current and new customers to gain more distribution points.

▪ Maximize the effectiveness of our current distributors by implementing sales and marketing road-map's.
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

▪ Work with our chosen brokers to build new relationships and strengthen existing relationships.
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

▪ Continue to increase the awareness for Coffee Blenders/NuZee brand and products by submitting articles to Coffee Roasters magazines as well as continually submit blogs/content to several social media platforms
Through participating in all of the tradeshows in 2016, we were able to create relationships with journalists and magazine owners who will often post articles and product reviews in their publication for free.  With the coffee industry being as large as it is, there are numerous coffee magazines and website out there and even more eyes reading the content produced by trusted sources. In addition, we are actively creating new content for our social media pages.

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

Results of Operations

Three months ended March 31, 2017 Compared to Three months ended March 31, 2016

Revenue. For the three months ended March 31, 2017, our realized revenue totaled $376,327. Compared with the same time period in 2016, our revenue increased more than 7 times. Our realized total revenues include $255,312 from NuZee Japan, which is a subsidiary we acquired in October 2016.

Our quarterly revenue during three month ended March 31, 2017 increase from $50,954 same quarter last year to $376,327 this quarter by selling of our products to various retailers, wholesalers and distributors.

Gross Profit. As of March 31, 2017, we earned a total gross profit of $50,735 from sales of our products, which includes $32,545 from NuZee Japan. The gross profit earned during same period of 2016 was $20,678. That is almost triple times increase within one year. The margin rate went down from 41% first quarter last year to 13% first quarter this year. This decrease was primarily caused by increasing of our other overhead cost which is a part of cost of goods sold.

Expenses. For the three months ended March 31, 2017, our Company's expenses totaled $413,874. Of those expenses, $73,172 were from NuZee Japan, which accounts for 18% of total expenses. Expenses primarily came from outside professional services, cost of employees and sales & marketing expenses. We incurred $129,325 in expenses for professional services which is mainly associated with legal and accounting services as well as other related costs associated with public company operation. There were total $189,761 payroll related expenses accrued during three months ended March 31, 2017, which increased from $81,872 the same period last year. This increase was primarily caused by increasing scale of company. Among the $64,557 sales and marketing expenses, two-thirds came from advertising of our products with new customers as well as attending tradeshows for exploring more business opportunities.

Net Loss.  For the three months ended March 31, 2017, we generated net losses of $385,292. This loss was attributed to $413,874 in operating expenses. Among them, NuZee Japan generated net losses of $28,086 and operating expenses of $ 73,172. Compared with quarter ended December 31, 2016, total net loss increased $38,918 since the company expensed more money on sales & marketing our products. Compared with same period ended March 31, 2016, the overall net loss increased by $47,353 and operating expense increased by $54,409. Most of this increase is caused by the new NuZee Japan subsidiary as well as marketing products costs.

Six months ended March 31, 2017 Compared to Six months ended March 31, 2016

Revenue. For the six months ended March 31, 2017, our realized revenue totaled $953,834. Compared with the same time period in 2016, our revenue increased almost 10 times. Our realized total revenues include $559,340 from NuZee Japan.

Our revenue rose from $95,414 six months ended March 31, 2016 to $953,834 this quarter by selling of our products to existing and new retailers, wholesalers and distributors. This significant increase for 6 months' period between two years were mainly contributed by the company's proper marketing strategies. As parent company in US, NuZee,Inc's customers are mostly famous big wholesalers. In order to expanded market, we also utilized online stores as well as Amazon platform. Besides, we attracted customers who interested in co-packing business by using our technology advantage. Regard to the subsidiary company in Japan, NuZee Japan focus on various distribution channels based on the characteristic of Asian market, which include but not limit to post office and hotels.

Gross Profit. As of six months ended March 31, 2017, we earned a total gross profit of $211,374 from sales of our products, which includes $121,429 from NuZee Japan. The gross profit earned during same period of 2016 was $36,074. There are around 6 times increase within one year. The margin rate went down from 38% six months ended March 31, 2016 to 22% six month ended March 31. 2017. This decrease was primarily caused by reclassification of our other overhead cost which is a part of cost of goods sold since October 2016.

Expenses. For the six months ended March 31, 2017, our Company's expenses totaled $922,208. Of those expenses, $200,013 were expenses from NuZee Japan. Expenses primarily came from sales and marketing, outside professional services, cost of employees and office expenses. We incurred $114,306 in expenses for marketing and sales to expend our brand awareness both in US and Asian market.

There were $223,446 professional services during this time period which is mainly associated with legal and accounting services and an acquisition audit service fee as well as other related costs associated with public company operation. Among the totaled $93,728 office expenses, $72,289 was cost of delivery and postage for shipping out products and samples to customers during the six months' period.  Total expenses of six months ended March 31, 2016 was $681,038, which includes $66,193 marketing and sales related expenses, $182,537 professional service expense and $45,239 office expenses.

Net Loss: We had a net loss in the amount of $731,666 during the six months ended March 31, 2017, or a per share loss of $0.02, based on 32,737,443 weighted-average shares outstanding. This loss was attributed to $922,208 in operating expenses. Among them, NuZee Japan generated net losses of $49,492 and operating expenses of $200,013. This compare to the net loss in the amount of $647,538 during the six months ended March 31, 2016, or a per share loss of $0.02, based on 30,399,213 weighted-average shares outstanding,

Liquidity and Capital Resources

As of September 30, 2016, we had a cash balance of $40,613 and $152,040 as of March 31, 2017, this increase was primarily from the acquisition of NuZee Japan. Compared with last quarter, the cash amount decreased by 7% which contributed to packaging material purchase.

By end of March 31, 2017, NuZee Japan had $135,820 cash, which accounts for 89% of consolidated cash balance. Account receivable increased 4 times as well as inventories doubled since September 30, 2016 also mainly because of this acquisition. Compared with last quarter, there are slightly increase in account receivable and 12% decrease in Inventory.

During second quarter of 2017, we had total current liabilities of $0.604 million and $0.945 million at September 30, 2016. As of March 31, 2017, Masateru Higashida, CEO of NuZee,Inc, sold the $600,000 convertible note to Miura Kenichi, shareholder of NuZee,Inc. And Mr. Miura convert the note (principle and accrued interest) to 1,188,236 NuZee,Inc common stocks at the same day. As a result, convertible note became $0, which leads to the decrease of current liabilities. The other parts of current liabilities increased since we received new short-term loans this quarter as well as more account payables during this quarter.

Our current ratio increased from 39% in September 30, 2016 to 149% as of March 31, 2017, due to current assets increasing significantly and current liabilities decrease due to sell and convert of the convertible notes.

We had an approximate $167,544 non-current liability from NuZee Japan's acquisition, loans from Tono Sinyon Bank and Nihon Seisaku Kouko to support daily operation as well as pay back accounts payable of NuZee Japan.

Our auditor has indicated that there is substantial doubt about our ability to continue as a result of our lack of significant revenues, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Our current cash balance as of March 31, 2017, is not sufficient to fund our operations for the next twelve months. Therefore, the Company intends to engage in additional financing through the sale of equity securities.

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

There were no unregistered Sales of Equity Securities during the quarter ending March 31, 2017

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

Date:	May 17,2017	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)