Form 10-Q
period 2017-06-30
NuZee, Inc.
filed 2017-08-21
CIK 1527613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 14, 2017, NuZee, Inc. had 33,350,538 shares of common stock outstanding.

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

PART I.

Item 1. Financial Statements

NuZee, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	September 30, 2016

ASSETS
Current assets:
Cash	$151,609	$40,613
Accounts receivable, net	102,445	57,711
Inventories	380,508	206,356
Prepaid expenses and deposits	148,104	65,726
Total current assets	782,666	370,406

Equipment, net	261,743	151,946

Other assets:
Goodwill	52,424	-
	52,424	-

Total assets	$1,096,833	$522,352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$113,353	$189,317
Loan payable - short term - Related party	201,561	145,377
Current portion of long-term loan payable	23,883	-
Convertible Notes payable - Related party	-	603,008
Other current liabilities	69,843	7,337
Total current liabilities	408,640	945,039

Non-current liabilities:
Loan payable - long term	$165,934	$-
	165,934	-

Stockholders' equity (deficit):
Common stock; 100,000,000 shares authorized, $0.00001 par value;
34,368,509 and 31,154,951 shares issued	$344	$311
Additional paid in capital	8,869,523	6,909,523
Accumulated deficit	(8,335,747)	(7,263,412)
Less: treasury stock, at cost
(1,182,573 shares held in treasury)	(45,379)	(69,109)
Accumulated other comprehensive loss	(19,911)	-
Total NuZee, Inc. shareholders' equity (deficit)	468,830	(422,687)
Noncontrolling interest	53,429	-
Total stockholders' equity (deficit)	522,259	(422,687)

Total liabilities and stockholders' equity (deficit)	$1,096,833	$522,352

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016

Revenues	$268,262	$136,268	$1,222,096	$231,682
Cost of sales	203,076	72,545	945,536	131,885
Gross Profit	65,186	63,723	276,560	99,797

Operating expenses	437,176	398,388	1,359,384	1,079,426
Loss from operations	(371,990)	(334,665)	(1,082,824)	(979,629)

Other income	8,426	11,557	39,386	11,833
Equity in loss of unconsolidated affiliate	(2,108)	-	(50,000)

Other expense	(1,337)	(1,712)	(5,237)	(4,562)
Net loss	(367,009)	(324,820)	(1,098,675)	(972,358)
Net loss attributable to noncontrolling interest	(11,492)	-	(26,340)	-
Net loss attributable to NuZee, Inc.	$(355,517)	$(324,820)	$(1,072,335)	$(972,358)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Basic and diluted weighted average number of common stock outstanding	32,744,196	30,656,401	31,539,132	30,582,013

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For three months ended June 30, 2017	2017	2016	2017	2016	2017	2016

Net loss	$(355,517)	$(324,820)	$(11,492)	$0	$(367,009)	$(324,820)

Foreign currency translation	(300)	-	(129)	-	(429)	-
Total other comprehensive loss, net of tax	(300)	-	(129)	-	(429)	-
Comprehensive loss	$(355,817)	$(324,820)	$(11,621)	$0	$(367,438)	(324,820)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For nine months ended June 30, 2017	2017	2016	2017	2016	2017	2016

Net loss	$(1,072,335)	$(972,358)	(26,340)	$0	$(1,098,675)	$(972,358)

Foreign currency translation	(19,911)	-	(8,534)	-	(28,445)	-
Total other comprehensive loss, net of tax	(19,911)	-	(8,534)	-	(28,445)	-
Comprehensive loss	$(1,092,246)	$(972,358)	(34,874)	$0	$(1,127,120)	(972,358)

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended June 30, 2017	Nine months Ended June 30, 2016

Operating activities:
Net loss	$(1,098,675)	$(972,358)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and Amortization	55,883	31,513
Option expense	23,470	33,736
Interest expense	2,890	-
Inventory impairment	4,112	-
Equity in loss of unconsolidated affiliate	50,000	-
Change in operating assets and liabilities:
Accounts receivable	16,036	4,671
Inventories	59,693	(11,920)
Prepaid expenses and deposits	(6,640)	8,594
Accounts payable	(160,000)	(6,967)
Other current liabilities	(21,705)	1,453
Net cash used by operating activities	(1,074,936)	(911,278)

Investing activities:
Purchase of equipment	(136,333)	(2,854)
Acquisition of investment in unconsolidated affiliate	(50,000)	-
Net cash acquired from business acquisition	201,676	-
Net cash used by investing activities	15,343	(2,854)

Financing activities:
Proceeds from issuance of Loan - short term - Related party	479,385	100,000
Repayment of loans - short term - Related party	(322,824)	(55,000)
Proceeds from issuance of Loan - short term	89,016	-
Repayment of loans - short term	(26,046)	-
Proceeds from issuance of common stock	680,510	777,001
Proceeds from issuance of exercise of options	-	1,500
Proceeds from issuance of treasury stock	315,318	-
Net cash provided by financing activities	1,215,359	823,501

Effect of foreign exchange on cash and cash equivalents	(44,770)	-

Net change in cash	110,996	(90,631)

Cash, beginning of period	40,613	107,678
Cash, end of period	$151,609	$17,047

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,063	$-
Cash paid for taxes	$800	$800

Noncash investing and financing activities:
Acquisition of NuZee JAPAN Co., Ltd through issuance of common shares
Software purchased with installment agreement	$14,807	$-
Conversion of note payable	$606,000	$-
Conversion of note payable - Related party	$100,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017

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

Major Customers

In the nine months ended June 30, 2017 and 2016, revenue was primarily from major customers disclosed below. Besides those revenues, there were $57,192 account receivable owed by customer PO and $13,680 account receivable owed by customer R as of June 30, 2017 and $5,607 account receivable owed by customer H as of June 30, 2016.

Nine months ended June 30, 2017:

Customer Name	Sales Amount	% of Total Revenue
Customer PO	$613,550	50%
Customer K	$168,875	14%

Nine months ended June 30, 2016:

Customer Name	Sales Amount	% of Total Revenue
Customer A	$161,824	60%
Customer H	$67,288	25%

In the three months ended June 30,2017 and 2016, we had below major customers.

Three months ended June 30, 2017:

Customer Name	Sales Amount	% of Total Revenue
Customer PO	$150,135	56%

Three months ended June 30, 2016:

Customer Name	Sales Amount	% of Total Revenue
Customer A	$89,665	66%
Customer H	$16,822	12%

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

NuZee JAPAN Co., Ltd is the lessee of certain equipment under a capital lease extending through 2020. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments, or the fair value of the asset. Leased equipment is depreciated over a 6 year life. The leased equipment has been recorded in the accompanying financial statements in equipment of $12,475 as of June 30, 2017. The capital lease liability is included in other current liabilities on the consolidated balance sheets.

Future minimum lease payments under capital lease as of June 30, 2017 for each of the remaining years are as follows:

2017	$2,283
2018	4,403
2019	4,403
2020	3,684
Total Minimum Lease Payments	$14,773

Loan

On June 30, 2016, NuZee JAPAN Co., Ltd entered into a loan agreement with Tono Shinyo Kinko bank. The Company borrowed the sum of approximately $145,758 to be repaid on or before June 5, 2021 at an interest rate of 1.2%. The Company had $106,819 loan payable at June 30, 2017. On January 27, 2017, NuZee JAPAN Co., Ltd entered into a loan agreement with Nihon Seisaku Kouko. The Company borrowed the sum of approximately $89,016 to be repaid on or before January 20, 2022 at an interest rate of 0.16%. The Company had $82,998 loan payable at June 30, 2017.

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

Foreign Currency Translation

The financial position and results of operations of the Company's foreign subsidiaries are measured using the foreign subsidiary's local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders' equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in loss of $28,445 and $0 for nine months ended June 30, 2017 and 2016, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains included in operations totaled $896 for nine months ended June 30, 2017 and losses totaled $2,918 for nine months ended June 30, 2016.

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

Inventories Inventory, consisting principally of products held for sale is stated at the lower of cost or market or net realizable value, using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At June 30, 2017 and September 30, 2016, the Company concluded the carrying value of the inventory of $380,508 and $206,356 respectively, the amounts reflected on the consolidated balance sheets are net of this adjustment.

	June 30,	September 30,
	2017	2016

Raw Material	$189,577	$124,035
Work in Process	5,852	14,366
Finished Goods	185,079	67,955
	$380,508	$206,356

2.  ACQUISITIONS

NuZee JAPAN Co., Ltd.

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

Since the date of acquisition, revenues of $737,536 were included in the Company's consolidated net loss for the nine months ended June 30, 2017.

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

NuZee, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended	Nine months ended
	June 30, 2016	June 30, 2016
	(Pro Forma)	(Pro Forma)

Revenues	$840,875	$1,118,786
Cost of sales	584,525	777,449
Gross Profit	256,350	341,337

Operating expenses	527,863	1,395,433
Loss from operations	(271,513)	(1,054,096)

Other income	19,902	32,284
Equity in loss of unconsolidated affiliate	-	-

Other expense	15,164	(7,823)
Net loss	(236,447)	(1,029,635)
Net loss attributable to noncontrolling interest	-	-
Net loss attributable to NuZee, Inc.	$(236,447)	$(1,029,635)

Net loss per share, basic and fully diluted	$(0.01)	$(0.03)

Weighted average of shares outstanding	31,805,135	31,730,747

3.  RELATED PARTY TRANSACTIONS

During February 2015, the Company issued a secured convertible promissory note in the sum of $600,000 to Masateru Higashida, the Company's major shareholder.  Interest was calculated at the annual rate of zero percent (0%) for the period until April 2016.  During March 2016, the Company and Masateru Higashida decided to extend the repayment date to March 31, 2017 so that the Company has more funds for production and marketing to fulfill customers' requirements, which is in the best interest of the Corporation and its shareholders. The annual rate of repayment is at an interest rate of one percent (1%) for the period until March 31, 2017. This promissory note will convert to 1,176,471 shares of NuZee, Inc common stock at $0.51 per share if Company is unable to pay back the note by then. During six months ended March 31, 2017, the Company accrued interest of $5,999.98 relating to this related party note.

On March 31, 2017, Masateru Higashida (Lender, a/k/a the "Seller") deemed it beneficial to engage in a private sale (the "Sale") and to sell the Amended Note to Kenichi Miura (the "Purchaser") upon the terms and conditions of the Convertible Note Purchase Agreement. The Amended Note shall continue to bear interest on the principal amount at the annual interest rate of one percent (1%) per year; and the Amended Note shall continue to be convertible in whole or in part to shares of the Corporation's common stock, at the election of the Lender (now at the election of Purchaser), at a price of $0.51 per share, on or after March 31, 2017. On March 31, 2017, Kenichi Miura exercised his right to convert the Amended Note to shares of the Corporation's common stock (the "Conversion"), at the price of $0.51 per share, in accordance with the terms and conditions of the Convertible Note Purchase Agreement, thus equating to a conversion of $606,000 [i.e., $600,000 principal, plus $6,000 in accrued interest] to the equivalent 1,188,236 shares of the Corporation's common stock.

During March 2016, the Company borrowed the sum of $100,000 short-term loan from NuZee Co., Ltd to be repaid on or before March 31, 2017 at an interest rate of one percent (1%).During the nine months ended June 30, 2017, the Company accrued interest of $223. The Company paid back $55,000 of this short-term loan as of September 30, 2016 ,$20,000 of this short-term loan as of March 31, 2017 and $21,000 of this short-term loan during the three months ended June 30, 2017. There has $4,000 short term loan balance left as of June 30, 2017.

During August 2016, the Company borrowed the sum of $100,000 short-term loan from Masateru Higashida to be repaid on or before August 31, 2017 at an interest rate of one percent (1%). During March 2017, the Company borrowed the sum of $44,000 short-term loan from Masateru Higashida to be repaid on or before March 14, 2018 at an interest rate of one percent (1%). During June 2017, the Company borrowed the sum of $1,200 short-term loan from Masateru Higashida to be repaid on or before June 14, 2018 at an interest rate of one percent (1%). During the nine months ended June 30, 2017, the Company accrued interest of $105. The Company paid back $34,670 as of December 31, 2016, $41,000 as of March 31, 2017 and $69,330 as of June 30, 2017.

During December 2016, the Company borrowed the sum of $18,384 short-term loan from NuZee Co., Ltd to be repaid on or before December 14, 2017 at an interest rate of one percent (1%). Between February and March 2017, the Company borrowed the sum of $ 14,440 short-term loan from NuZee Co., Ltd to be repaid on or before March 23, 2018 at an interest rate of one percent (1%). During June 2017, the Company borrowed 5,500,000 JPY ($47,361) and $150,000 short-term loan from NuZee Co., Ltd to be repaid on or before June 30, 2018 at an interest rate of one percent (1%).  During the six months ended March 31, 2017, the Company accrued interest of $57. As of June 30, 2017, Company paid back the principal amount of $32,824 as well as the related accrued interest to NuZee,Co.,Ltd.

During February 2017, the Company borrowed the sum of $4,000 short-term loan from Travis Gorney to be repaid on or before February 14, 2018 at an interest rate of one percent (1%). The Company paid back the total principal $4,000 and accrued interest $4.93 on March 31, 2017.

During March 2017, the Company borrowed the sum of $100,000 short-term loan from Takayuki Nagashima to be repaid on or before June 30, 2017 at an interest rate of one percent (1%). On or about May 9, 2017, the Board of Directors amended the terms of the bridge loan in order to permit Takayuki Nagashima to convert the loan and to receive a ("Note") evidencing his right, exercisable at this election, to convert, his loan to shares of the Corporation's stock at $0.51 per share at any time upon reasonable notice to the Corporation. On or about May 9, 2017, Takayuki Nagashima exercised his right to convert the Amended Note to shares of the Corporation's common stock at the price of $0.51 per share, thus equating to a conversion of $100,000 [i.e., $100,000 principal] to the equivalent 196,078 shares of the Corporation's common stock.

During April, 2017, the Company borrowed the sum of $50,000 short-term loan from Eguchi Holdings Co.,Ltd and the sum of $50,000 short-term loan from Eguchi Steel Co.,Ltd to be repaid on or before June 30,2017 at an interest rate of one percent (1%). Both of those two short-term loans as well as incurred interests have been paid back as of June 30, 2017.

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

4.  INVESTMENT IN AFFILIATE

The Company has an investment in an equity method affiliate which has main businesses related to produce, sale, import and export of coffee & beans, tea & tea leaf, healthy foods and drinks.

The following table is a reconciliation of the Company's investment in equity affiliate as presented on the consolidated balance sheet:

INVESTMENT IN AFFILIATE

2017

Beginning of period	$-
Additional investments in unconsolidated affiliate	$50,000
Distributions received	$-
Sale of investment in unconsolidated affiliate	$-
Equity in net income (loss) of unconsolidated affiliate	$(50,000)

End of period	$-

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

On March 31, 2017, Kenichi Miura exercised his right to convert the Amended Note to shares of the Corporation's common stock (the "Conversion"), at the price of $0.51 per share, in accordance with the terms and conditions of the Convertible Note Purchase Agreement, thus equating to a conversion of $606,000 [i.e., $600,000 principal, plus $6,000in accrued interest] to the equivalent 1,188,236 shares of the Corporation's common stock.

During April to June 2017, the Company sold 618,271 shares of treasury stock at $0.51per share, for an aggregate purchase price of $315,318.

During May 2017, the Company agreed to amend Nagashima Takayuki's $100,000 short-term loan to a convertible loan with a conversion price of $0.51 per share.  Nagashima Takayuki then converted this loan to 196,078 shares of the Company's common stock.

6.  STOCK OPTIONS

The following table summarizes stock option activity for the nine months ended of June 30, 2017:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (years)	Intrinsic Value

Outstanding at September 30, 2016	573,000	$0.70
Granted	84,000	0.49
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2017	657,000	$0.67	9.0	25,925

Exercisable at June 30, 2017	253,000	$0.46	9.0	25,925

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expenses of $23,470 for the nine months ended June 30, 2017. Unamortized option expense as of June 30, 2017, for all options outstanding amounted to approximately $32,190. These costs are expected to be recognized over a weighted-average period of 1.8 years. The Company recognized stock option expenses of $33,736 for the nine months ended June 30, 2016.

A summary of the status of the Company's nonvested shares as of June 30, 2017, is presented below:

Number of
Nonvested Shares

Nonvested shares at September 30, 2016	378,000
Granted	84,000
Exercised	-
Expired	-
Vested	(58,000)
Nonvested shares at June 30, 2017	404,000

7.  SUBSEQUENT EVENTS

During July 2017, the Company sold 130,000 shares of treasury stock at $0.51per share, for an aggregate purchase price of $66,300

On July 31, 2017, the Company issued 34,602 shares of common stock to a consultant as provided in their consulting agreement.

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

Results of Operations

Three months ended June 30, 2017 Compared to Three months ended June 30, 2016

Revenue. For the three months ended June 30, 2017, our realized revenue totaled $268,262. Compared with the same time period in 2016, our revenue increased almost 2 times by selling of our products to various retailers, wholesalers and distributors. Our realized total revenues include $169,540 from NuZee Japan, which is a subsidiary we acquired in October 2016. There are around $99,000 revenue decrease compare with the same period last year since two big orders last year from one customer did not reoccur this year although there are other new customers submitted orders.

Gross Profit. For the three months ended June 30, 2017, we earned a total gross profit of $65,186 from sales of our products, which includes $59,180 from NuZee Japan. The gross profit earned during same period of 2016 was $63,723. The margin rate went down from 47% the same period last year to 24% in the three months ended June 30, 2016.  This big decrease in the margin rate was mainly caused by cost of goods sold change. Compare with last year, NuZee,inc increased production in-house this year which increase the cost of goods sold, especially including depreciation, utilities and other overhead cost. However, the margin rate raised 11% from the three months ended March 31, 2017 due to the efficient cost control.

Expenses. For the three months ended June 30, 2017, our Company's operating expenses totaled $437,176 which almost the same with same period last year. Of those expenses, $105,316 were from NuZee Japan, which accounts for one quarter of total expenses. Expenses primarily came from outside professional services, cost of employees and sales & marketing expenses. We incurred $102,651 in expenses for professional services which is mainly associated with legal and accounting services as well as other related costs associated with public company operation. There were total $160,441 payroll related expenses accrued during three months ended June 30, 2017, which increased from $100,311 the same period last year. This increase was primarily caused by increasing scale of the company. Among the $84,633 sales and marketing expenses, almost 89% came from advertising of our products with new customers as well as attending tradeshows for exploring more business opportunities.

Net Loss.  For the three months ended June 30, 2017, we generated net losses of $367,009. This loss was attributed to $437,176 in operating expenses. Among them, NuZee Japan generated net losses of $38,309 and operating expenses of $46,136. Compared with quarter ended March 31, 2017, total net loss decreased $18,283 since the Company expensed less money on professional services. Compared with same period ended June 30, 2016, the overall net loss increased by $42,189 and operating expense increased by $38,788. Most of this increase is caused by the new NuZee Japan.

Nine months ended June 30, 2017 Compared to Nine months ended June 30, 2016

Revenue. For the nine months ended June 30, 2017, our realized revenue totaled $1,222,096. Compared with the same time period in 2016, our revenue increased more than 5 times. Our realized total revenues include $742,081 from NuZee Japan.

Our revenue rose from $231,682 nine months ended June 30, 2016 to $1,222,096 this quarter by selling of our products to existing and new retailers, wholesalers and distributors. This significant increase for nine months' period between two years were mainly contributed by the Company's proper marketing strategies. As parent company in US, NuZee,Inc's customers are mostly famous big wholesalers. In order to expanded market, we are also utilizing online stores as well as the Amazon platform. Besides these, we also attracted customers who are interested in the co-packing business by using our technology advantage.  With regard to the subsidiary company in Japan, NuZee Japan focused on various distribution channels based on the characteristic of the Asian market, which include but not limited to post office and hotels.

Gross Profit. For the nine months ended June 30, 2017, we earned a total gross profit of $276,560 from sales of our products, which includes $185,249 from NuZee Japan. The gross profit earned during same period of 2016 was $99,797. There are around 86% increase within one year. The margin rate went down from 43% nine months ended June 30, 2016 to 23% nine months ended June 30. 2017. This decrease was primarily caused by increase of cost of goods sold. Different from last year, most of productions are in-house this year which increase the cost of goods sold such as depreciation, utilities and other overhead cost.

Expenses. For the nine months ended June 30, 2017, our Company's operating expenses totaled $1,359,384. Of those expenses, $310,680 were expenses from NuZee Japan. Expenses primarily came from sales and marketing, outside professional services, cost of employees and office expenses. We incurred $182,832 in expenses for marketing and sales to expand our brand awareness both in the US and Asian markets.

There were $294,869 professional services during this time period which is mainly associated with legal and accounting services and an acquisition audit service fee as well as other related costs associated with public company operation. Among the totaled $156,657 office expenses, $130,952 was cost of delivery and postage for shipping out products and samples to customers during the nine month period.  Total operating expenses for the nine months ended June 30, 2016 was $1,079,426, which includes $102,229 marketing and sales related expenses, $283,812 professional service expense and $86,713 office expenses.

Net Loss: We had a net loss in the amount of $1,098,675 during the nine months ended June 30, 2017, or a per share loss of $0.03, based on 31,539,132 weighted-average shares outstanding. This loss was attributed to $1,359,384 in operating expenses. Among them, NuZee Japan generated net losses of $87,801 and operating expenses of $310,680. This compares to the net loss in the amount of $972,358 during the nine months ended June 30, 2016, or a per share loss of $0.03, based on 30,582,013 weighted-average shares outstanding,

Liquidity and Capital Resources

As of September 30, 2016, we had a cash balance of $40,613 and $151,609 as of June 30, 2017; this increase was primarily from the smooth operation of the Company. The cash amount is almost the same compared with last quarter.

By the end of June 30, 2017, NuZee Japan had $60,659 cash, which accounts for 40% of consolidated cash balance. This percentage decreased by half since last quarter. Accounts receivable increased about 62% and inventories increased about 84% since September 30, 2016 also mainly because of this acquisition.

As of June 30, 2017, we had total current liabilities of $0.409 million and $0.945 million as of September 30, 2016. As of March 31, 2017 Masateru Higashida, CEO of NuZee,Inc, sold the $600,000 convertible note to Miura Kenichi, shareholder of NuZee,Inc.  Mr. Miura converted the note (principal and accrued interest) to 1,188,236 NuZee,Inc common stocks on the same day. This led to the decrease in current liabilities . The other parts of current liabilities increased since we received new short-term loans this quarter.

Our current ratio increased from 0.39 as of September 30, 2016 to 1.91 as of June 30, 2017, the increase is due to the increase of current assets as related to the cash flow and inventories and the decrease of current liabilities due to sale and conversion of the convertible notes as well as payment of more bills.

As of June 30, 2017, we had a $165,934 non-current liability from NuZee Japan's acquisition, loans from Tono Sinyon Bank and Nihon Seisaku Kouko to support daily operation as well as pay back accounts payable of NuZee Japan.

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to our lack of significant revenues, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our current cash balance as of June 30, 2017, is not sufficient to fund our operations for the next twelve months. Therefore, the Company intends to engage in additional financing through the sale of equity securities.

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

None.

Item 1A.  Risk Factors

There have been no changes to our risk factors from those disclosed in our Form 10-K filed on December 29, 2016

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 14, 2017, we sold 210,000 shares of our common stock to three individual investors at a price of $0.51 per share for total proceeds of $107,100, which will be used for general business operations.

All three investors were non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) who purchased in transactions outside of the United States.  In issuing shares to those investors, we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Date:	August 15, 2017	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)