Form 10-Q/A
period 2017-06-30
NuZee, Inc.
filed 2017-08-22
CIK 1527613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
Amendment #1

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

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report dated June 30, 2017, only furnishes the XBRL presentation not filed with the previous 10Q, filed on August 18, 2017. No other changes, revisions, or updates were made to the original filing.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016

Revenues	$268,262	$136,268	$1,222,096	$231,682
Cost of sales	203,076	72,545	945,536	131,885
Gross Profit	65,186	63,723	276,560	99,797

Operating expenses	437,176	398,388	1,359,384	1,079,426
Loss from operations	(371,990)	(334,665)	(1,082,824)	(979,629)

Other income	8,426	11,557	39,386	11,833
Equity in loss of unconsolidated affiliate	(2,108)	-	(50,000)	-

Other expense	(1,337)	(1,712)	(5,237)	(4,562)
Net loss	(367,009)	(324,820)	(1,098,675)	(972,358)
Net loss attributable to noncontrolling interest	(11,492)	-	(26,340)	-
Net loss attributable to NuZee, Inc.	$(355,517)	$(324,820)	$(1,072,335)	$(972,358)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Basic and diluted weighted average number of common stock outstanding	32,744,196	30,656,401	31,539,132	30,582,013

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended June 30, 2017	Nine months Ended June 30, 2016

Operating activities:
Net loss	$(1,098,675)	$(972,358)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and Amortization	55,883	31,513
Option expense	23,470	33,736
Interest expense	2,890	-
Inventory impairment	4,112	-
Equity in loss of unconsolidated affiliate	50,000	-
Change in operating assets and liabilities:
Accounts receivable	16,036	4,671
Inventories	59,693	(11,920)
Prepaid expenses and deposits	(6,640)	8,594
Accounts payable	(160,000)	(6,967)
Other current liabilities	(21,705)	1,453
Net cash used by operating activities	(1,074,936)	(911,278)

Investing activities:
Purchase of equipment	(136,333)	(2,854)
Acquisition of investment in unconsolidated affiliate	(50,000)	-
Net cash acquired from business acquisition	201,676	-
Net cash used by investing activities	15,343	(2,854)

Financing activities:
Proceeds from issuance of Loan - short term - Related party	479,385	100,000
Repayment of loans - short term - Related party	(322,824)	(55,000)
Proceeds from issuance of Loan - short term	89,016	-
Repayment of loans - short term	(26,046)	-
Proceeds from issuance of common stock	680,510	777,001
Proceeds from issuance of exercise of options	-	1,500
Proceeds from issuance of treasury stock	315,318	-
Net cash provided by financing activities	1,215,359	823,501

Effect of foreign exchange on cash and cash equivalents	(44,770)	-

Net change in cash	110,996	(90,631)

Cash, beginning of period	40,613	107,678
Cash, end of period	$151,609	$17,047

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,063	$-
Cash paid for taxes	$800	$800

Noncash investing and financing activities:
Acquisition of NuZee JAPAN Co., Ltd through issuance of common shares	258,465	-
Software purchased with installment agreement	$14,807	$-
Conversion of note payable	$606,000	$-
Conversion of note payable - Related party	$100,000	$-

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

Date:	August 21 , 2017	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)