Form 10-K/A
period 2017-09-30
NuZee, Inc.
filed 2018-02-22
CIK 1527613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K /A
Amendment #1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of February 20, 2018, NuZee, Inc. had 36,062,321shares of common stock outstanding.

Explanatory Note for Amendment #1:

This Amendment #1 to our Annual Report dated September 30, 2017, only furnishes the XBRL presentation not filed with the previous 10K filed on February 20, 2018. No other changes, revisions, or updates were made to the original amended filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21 , 2018.

NuZee, Inc.

By:	/s/ Masateru Higashida
Name:	Masateru Higashida
Title:	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on February 21 , 2018.

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