Form 10-Q
period 2017-12-31
NuZee, Inc.
filed 2018-04-06
CIK 1527613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of March 31, 2018, NuZee, Inc. had 37,122,321 shares of common stock outstanding.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of NuZee, Inc. contains "forward-looking statements" that may state our management's plans, future events, objectives, current expectations, estimates, forecasts, assumptions or projections about the company and its business. Any statement in this report that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as "believes," "estimates," "projects," "expects," "intends," "may," "anticipates," "plans," "seeks," and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results. These statements are not guarantees of future performance, and undue reliance should not be placed on these statements. It is important to note that our actual results could    differ materially from what is expressed in our forward-looking statements due to the risk factors described in the section of our Form 10-K filed on February 21, 2018 entitled "Risk Factors."

We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

Item 1.       Financial Statements.

NuZee, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2017	September 30, 2017

ASSETS
Current assets:
Cash	$292,454	$347,327
Accounts receivable, net	85,098	143,893
Accounts receivable - Related party	6,183	12,380
Subscription receivable	153,000	-
Inventories, net	299,861	266,620
Other current assets	190,289	102,926
Other current assets - Related party	26,347	29,378
Total current assets	1,053,232	902,524

Property and equipment, net	260,917	277,987

Other assets:
Goodwill	17,112	17,112
Customer List, net	43,031	45,899
Investment in unconsolidated affiliate	10,167	10,733
Total other assets	70,310	73,744

Total assets	$1,384,459	$1,254,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$205,842	$104,973
Loan payable - short term - Related party	200	200
Current portion of long-term loan payable	33,475	44,681
Other current liabilities	80,286	126,687
Other current liabilities - Related party	2,963	1,089
Deferred revenue	6,221	72,750
Total current liabilities	328,987	350,380

Non-current liabilities:
Loan payable - long term, net of current portion	$133,502	$133,644
Other noncurrent liabilities	9,599	9,610
Total non-current liabilities	143,101	143,254

Total liabilities	472,088	493,634

Stockholders' equity:
Common stock; 100,000,000 shares authorized, $0.00001 par value;
36,018,792 and 34,720,538 shares issued	$360	$347
Additional paid in capital	10,514,231	9,718,648
Accumulated deficit	(9,668,051)	(9,030,551)
Accumulated other comprehensive loss	(20,883)	(20,680)
Total NuZee, Inc. shareholders' equity	825,657	667,764
Noncontrolling interest	86,714	92,857
Total stockholders' equity	912,371	760,621

Total liabilities and stockholders' equity	$1,384,459	$1,254,255

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016

Revenues	$356,879	$577,507
Cost of sales	239,010	416,868
Gross Profit	117,869	160,639

Operating expenses	760,653	508,334
Loss from operations	(642,784)	(347,695)

Other income	507	17,847
Equity in loss of unconsolidated affiliate	(566)	(15,171)
Other expense	-	1,076
Interest expense	(713)	(2,431)
Net loss	(643,556)	(346,374)
Net loss attributable to noncontrolling interest	(6,056)	(6,422)
Net loss attributable to NuZee, Inc.	$(637,500)	$(339,952)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Basic and diluted weighted average number of common stock outstanding	34,908,982	32,553,835

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For the three months eneded December 31	2017	2016	2017	2016	2017	2016
Net loss	$(637,500)	$(339,952)	$(6,056)	$(6,422)	$(643,556)	$(346,374)

Foreign currency translation	(203)	(26,261)	(87)	(11,255)	(290)	(37,516)
Total other comprehensive loss, net of tax	(203)	(26,261)	(87)	(11,255)	(290)	(37,516)
Comprehensive loss	$(637,703)	$(366,213)	$(6,143)	$(17,677)	$(643,846)	$(383,890)

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016

Operating activities:
Net loss	$(643,556)	$(346,374)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	23,536	18,646
Option expense	133,486	1,900
Interest expense	-	1,848
Inventory impairment	-	4,112
Equity in loss of unconsolidated affiliate	566	15,171
Change in operating assets and liabilities:
Accounts receivable	58,662	(82,692)
Accounts receivable - Related party	6,184	-
Inventories	(33,360)	24,866
Other current assets	(87,407)	67,910
Other current assets - Related party	4,000	-
Accounts payable	100,892	(77,156)
Other current liabilities	(10,935)	19,643
Other current liabilities - Related party	1,874	-
Deferred revenue	(66,529)	-
Net cash used by operating activities	(512,587)	(352,126)

Investing activities:
Purchase of equipment	(38,145)	(135,731)
Acquisition of investment in unconsolidated affiliate	-	(50,000)
Net cash acquired from business acquisition	-	201,676
Net cash provided (used) by investing activities	(38,145)	15,945

Financing activities:
Proceeds from issuance of Loan - short term - Related party	156,000	18,384
Repayment of loans - short term - Related party	(157,000)	(34,670)
Repayment of loans - short term	(11,137)	(6,438)
Payments on capital lease	(864)	-
Proceeds from issuance of common stock	509,110	535,000
Net cash provided by financing activities	496,109	512,276

Effect of foreign exchange on cash and cash equivalents	(250)	(53,966)

Net change in cash	(54,873)	122,129

Cash, beginning of period	347,327	40,613
Cash, end of period	$292,454	$162,742

Supplemental disclosure of cash flow information:
Cash paid for interest	$543	$584
Cash paid for taxes	$800	$-

Noncash investing and financing activities:
Acquisition of NuZee JAPAN Co., Ltd through issuance of common shares	$-	$258,465
Software purchased with installment agreement	-	14,807
Subscription receivable from issuance of common stock	153,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2017

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of NuZee, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended September 30, 2017 as filed with the SEC. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

Earnings per Share

Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company incurred a net loss for the three months ended December 31, 2017 and 2016, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has recurring losses, negative operating cash flows, an accumulated deficit and is dependent on its shareholders to provide additional funding for operating expenses. These items raise substantial doubt as to the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence is dependent upon management's ability to develop profitable operations, continued contributions from the Company's executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company's products and business.

Major Customers

In the three months ended December 31, 2017 and 2016, revenue was primarily from major customers disclosed below. Besides those revenues, there were $54,318 and $0 account receivable owed by customer PO and customer B as of December 31, 2017, and $122,090 and $37,858 account receivable owed by customer PO and K as of December 31, 2016.

Three months ended December 31, 2017:
	Sales Amount	% of Total Revenue
Customer Name
Customer PO	$167,682	47%
Customer B	$72,750	20%

Three months ended December 31, 2016:
	Sales Amount	% of Total Revenue
Customer Name
Customer PO	$265,605	46%
Customer K	$146,005	25%

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

NuZee JAPAN Co., Ltd is the lessee of certain equipment under a capital lease extending through 2020. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments, or the fair value of the asset. Leased equipment is depreciated over a 6-year life. The leased equipment is reported in the accompanying consolidated balance sheets in property and equipment of $10,573 as of December 31, 2017. The capital lease liability is included in other current liabilities on the consolidated balance sheets.

Future minimum lease payments under capital lease as of December 31, 2017 for each of the remaining years are as follows:

2018	$3,250
2019	$4,333
2020	$4,333
2021	$1,083
Total Minimum Lease Payments	$12,999

The Company leases office space under leases expiring on May 31, 2020. Rent expense included in general and administrative expense for three months ended December 31, 2017 and 2016 was $32,971 and $13,367 respectively.

Future minimum rents as of December 31, 2017 for each of the remaining years are as follows:

2018	$42,729
2019	$58,488
2020	$39,760
Total Minimum Lease Payments	$140,977

Loan

On June 30, 2016, NuZee JAPAN Co., Ltd entered into a loan agreement with Tono Shinyo Kinko Bank. The Company borrowed the sum of approximately $145,758 to be repaid on or before June 5, 2021 at an annual interest rate of 1.2%. The loan is unsecured and guaranteed by a director. The Company had $93,209 loan payable at December 31, 2017. On January 27, 2017, NuZee JAPAN Co., Ltd entered into a loan agreement with Nihon Seisaku Kouko. The Company borrowed the sum of approximately $87,268 to be repaid on or before January 20, 2022 at an interest rate of 0.16%. The loan is unsecured and not guaranteed by a director. The Company had $73,768 loan payable at December 31, 2017. During the three months ended December 31, 2017, the Company paid back the principal amount of $11,137.

The loan payments required for the next five years are as follows:

	Tono Shinyo Kinko Bank	Nihon Seisaku Kouko
2018	$19,974	$13,501
2019	$26,631	$18,003
2020	$26,631	$18,003
2021	$19,973	$18,003
2022	$-	$6,258
Total Loan Payment	$93,209	$73,768

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

Foreign Currency Translation

The financial position and results of operations of the Company's foreign subsidiary is measured using the foreign subsidiary's local currency as the functional currency. Revenues and expenses of such subsidiary has been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders' equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustment recorded to other comprehensive loss amounted to $20,883 and $20,680 as of December 31, 2017 and September 30, 2017, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains included in the consolidated statements of operations totaled $0 and $1,076 for three months ended December 31, 2017 and 2016, respectively.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At December 31, 2017 and September 30 2017, the carrying value of inventory of $299,861 and $266,620 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	December 31, 2017	September 30, 2017
Raw materials	$167,518	$111,043
Work in process	5,535	5,535
Finished goods	135,894	159,128
Less - Inventory reserve	(9,086)	(9,086)
Total	$299,861	$266,620

Reclassifications have been made to conform with the current year presentation.

2.   GEOGRAPHIC CONCENTRATIONS

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis.

Information about the Company's geographic operations are as follows:

Net Revenue:	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
North America	$173,640	$260,279
Japan	183,239	317,228
	$356,879	$577,507

Property and equipment, net:	December 31, 2017	September 30, 2017
North America	$250,343	$266,522
Japan	10,574	11,465
	$260,917	$277,987

3.   RELATED PARTY TRANSACTIONS

Loans

During June 2017, the Company borrowed the sum of $1,200 unsecured short-term loan from Masateru Higashida to be repaid on or before June 14, 2018 at an interest rate of one percent (1%). During the three months ended December 31, 2017, the Company borrowed the sum of $2,000 unsecured short-term loan from Masateru Higashida to be repaid on or before December 31, 2018 at an interest rate of one percent (1%). The Company made principal payments of $2,000 during the three months ended December 31, 2017. The Company accrued interest of $1 and $211 for the three months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the loan had principal and accrued interest balances of $200 and $559, respectively.

During December 2016, the Company borrowed the sum of $18,384 unsecured short-term loan from NuZee Co., Ltd to be repaid on or before December 14, 2017 at an interest rate of one percent (1%).

During the three months ended December 31, 2016, the Company paid back the total principal amount of $34,670 to Masateru Higashida for loans previously borrowed.

During the three months ended December 31, 2017, the Company borrowed the sum of $154,000 unsecured short-term loan from NuZee Co., Ltd to be repaid on or before October 31, 2018 at an interest rate of one percent (1%) and made principal payments of $155,000. The Company accrued interest of $169 and $11 for three months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the loans had overpaid principal and accrued interest balances of $1,000 and $441, respectively. The $1,000 of principal overpayment was reclassified to other current assets - related party as of December 31, 2017. The Company took new loans from NuZee Co., Ltd after the balance sheet date in excess of the overpayment.

All short-term loans are related party transactions since Masateru Higashida is the Company's major shareholder and he holds 100% ownership of NuZee Co., Ltd.

Sales, Purchases and Operating Expenses

For three months ended December 31, 2017, NuZee JP sold their products to Eguchi Holdings Co.,Ltd ("EHCL") and the sales to them totaled approximately $924. The corresponding accounts receivable balance from them was $0 as of December 31, 2017. NuZee JP sold their products to NuZee Co., Ltd. during the 2017 fiscal year. The related accounts receivable outstanding was $6,183 as of December 31, 2017. EHCL is the Company's related party as they are controlled by Katsuyoshi Eguchi who is a director and the minority owner of NuZee JP.

NuZee JP leased an employee to NuZee Co., Ltd. for Contlus during October 2016 to January 2017 for $10,936 and sold greeting cards to NuZee Co., Ltd. for $7,418 during the year ended September 30, 2017. The related receivables outstanding was $797 as of December 31, 2017.

NuZee JP leased an employee to Contlus. For three months ended December 31, 2017, NuZee JP billed $9,206 for this arrangement and $24,550 remains outstanding as of December 31, 2017. Contlus is the Company's related party as the Company holds 50% of their issued shares.

Rent

During October 2016, NuZee JP entered into a rental agreement of an office space with NuZee Co., Ltd.   The Company agrees to pay $1,169 per month for the office on the last day of each month. There is no set expiration date on the agreement.

During September 2016, the Company entered into a rental agreement of an office space and warehouse with EHCL. The Company agrees to pay $1,213 per month for the office and the warehouse on the last day of each month. The term of this agreement is 3 years and will be automatically renewed. The corresponding rent payable balance to them was $2,963 as of December 31, 2017.

During February 2015, the Company entered into a rental agreement of a warehouse with Eguchi Steel Co.,Ltd ("ESCL"). The Company agrees to pay $449 per month for the warehouse on the last day of each month. There is no set expiration date on the agreement. ESCL is the Company's related party as they are controlled by Katsuyoshi Eguchi who is a director and the minority owner of NuZee JP.

4.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company has an investment in an equity method affiliate which has main businesses related to the production, sale, import and export of coffee & beans, tea & tea leaf, healthy foods and drinks. The investment of $50,000 was made during the three months ended December 31, 2016.

The following table is a reconciliation of the Company's investment in equity affiliate as presented on the consolidated balance sheet as of December 31, 2017

INVESTMENT IN AFFILIATE

December 31, 2017
Beginning of period	$10,733
Additional investments in unconsolidated affiliate	$-
Distributions received	$-
Sale of investment in unconsolidated affiliate	$-
Equity in net income (loss) of unconsolidated affiliate	$(566)

End of period	$10,167

5.   COMMON STOCK

During three months ended December 31, 2017, the Company sold 998,254 shares of common stock at $0.51 per share, for an aggregate purchase price of $509,110.  The Company also received subscriptions for 300,000 shares for a total consideration of $153,000 which were fully collected in January 2018.

6.   STOCK OPTIONS

The following table summarizes stock option activity for three months ended of December 31, 2017:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Life (years)	Intrinsic Value
Outstanding at September 30, 2017	3,064,500	$0.58	9.6	17,425
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2017	3,064,500	$0.58	9.1	988,154

Exercisable at December 31, 2017	180,500	$0.48	8.2	75,882

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expenses of $133,486 for three months ended December 31, 2017. Unamortized option expense as of December 31, 2017, for all options outstanding amounted to approximately $859,872 These costs are expected to be recognized over a weighted-average period of 2.9 years. The Company recognized stock option expenses of $1,900 for three months ended December 31, 2016.

A summary of the status of the Company's nonvested shares as of December 31, 2017, is presented below:

Nonvested options

Number of
Nonvested Shares
Nonvested shares at September 30, 2017	2,884,000
Granted	-
Exercised	-
Forfeited	-
Vested	-
Nonvested shares at December 31, 2017	2,884,000

7.   SUBSEQUENT EVENTS

-Common Stock

During January to March 2018, the Company sold 1,103,529 shares of common stock of which 43,529 shares were sold at $0.51 per share and 1,060,000 shares were sold at $1.00 per share, for an aggregate purchase price of $1,082,200.

-Related Party Transaction

During January to March 2018, the Company borrowed the sum of $185,000 unsecured short-term loan from NuZee Co., Ltd.  Repayment of $184,000 and the application of the $1,000 overpayment from the prior quarter was made to NuZee Co., Ltd. before March 31, 2018.

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

◾   NuZee, Inc. is continuously working with our suppliers to lower costs by streamlining our supply chain and building our volumes to take advantage of bulk purchase savings. We are also working to make our co-packing operation more efficient by implementing software that will help us track, manage, & report our operations more effectively and efficiently.

◾   Continue to build our co-packing business and strengthen our operations by hiring an auditing firm to audit our facility to become SQF level 2 certified. This milestone will help to meet the requirements of national chains and brands that require this audit in order to conduct business with them.

◾   Increase awareness of our coffee cold brew extraction capabilities. This will include showcasing our cold brew technology at national tradeshows throughout the next 3 months as well as doing in person meetings with large retailers, customers, & coffee roasters.

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

◾   Continue to increase the awareness for Coffee Blenders/NuZee brand and products. Through participating in all of the tradeshows in 2017, we were able to create relationships with journalists and magazine owners who will often post articles and product reviews in their publication for free. We will also start utilizing subscription box businesses to help spread awareness of the NuZee, Inc. brands as well as the single serve drip cup products.

Increase our sales team to meet the demand of our growing potential customers. Adding additional staffing will help us stay in closer contact with potential buyers and category managers. Each member added to our sales team will be versed on all NuZee, Inc. products and be trained on how to best sell our products.

We have entered into several different channels for distribution and are planning to expand into a few more channels in 2018.  Our current and forecasted company directed channels include;

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

Results of Operations

Three months ended December 31, 2017 Compared to Three months ended December 31, 2016

Revenue. For the three months ended December 31, 2017, our realized revenue declined by 38% compared with the same time period in 2016. The contributing factors for this decline was the slowdown of sales through our KeHe distribution channel and preparation of moving our facilities.

Gross Profit. For the three months ended December 31, 2017, we earned a total gross profit of $117,869 from sales of our products.  The margin rate was 33% for the three months ended December 31, 2017, and 28% for the three months ended December 31, 2016. This increase is due to stabilization of cost in association with internal production and sale of higher margin product.

Expenses. For the three months ended December 31, 2017, our Company's operating expenses totaled $760,653 which is a reflection of increase in rent due to the move and paying rent in two locations and an increase in company personnel.  There was a 50% increase over the same period of the prior year in travel primarily due to investment opportunities.

Net Loss.  For the three months ended December 31, 2017, we generated net losses of $643,556. This loss was attributed to operating expenses. Attributing factors were move preparations and increased personnel.

Liquidity and Capital Resources

As of September 30, 2017, we had a cash balance of $347,327 and $292,454 as of December 31, 2017; this decrease was primarily from the layout of funds for the new facility.

Accounts receivable decreased about 41% and inventories increased about 12% since September 30, 2017 mainly in preparation of the facilities move.

Our current ratio of 3.2 as of December 31, 2017 reflects a negligible change compared to 2.57 as of September 30, 2017.

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to our lack of significant revenues, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our current cash balance as of December 31, 2017, is not sufficient to fund our operations for the next twelve months. Therefore, the Company intends to engage in additional financing through the sale of equity securities.

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

Changes in Internal Control Over Financial Reporting

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

PART II.

Item 1.       Legal Proceedings

None.

Item 1A.     Risk Factors

There have been no changes to our risk factors from those disclosed in our Form 10-K filed on February 21, 2018

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2017, we sold 1,298,254 shares of our common stock to several individual investors at a price of $0.51 per share for total proceeds of $509,110, which will be used for general business operations, and subscription receivable of $153,000, which were fully collected in January 2018.

All the investors were non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) who purchased in transactions outside of the United States.  In issuing shares to those investors, we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Date:	April 6, 2018	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)