Form 10-Q
period 2018-03-31
NuZee, Inc.
filed 2018-05-16
CIK 1527613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

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

As of April 30, 2018, NuZee, Inc. had 37,147,321 shares of common stock outstanding.

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

PART I.

Item 1.     Financial Statements.

NuZee, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	September 30, 2017

ASSETS
Current assets:
Cash	$515,290	$347,327
Accounts receivable, net	177,209	143,893
Accounts receivable - Related party	503	12,380
Inventories, net	301,977	266,620
Other current assets	172,726	102,926
Other current assets - Related party	35,800	29,378
Total current assets	1,203,505	902,524

Property and equipment, net	556,762	277,987

Other assets:
Goodwill	17,112	17,112
Customer List, net	40,162	45,899
Investment in unconsolidated affiliate	-	10,733
	57,274	73,744

Total assets	$1,817,541	$1,254,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$134,785	$104,973
Loan payable - short term - Related party	-	200
Current portion of long-term loan payable	47,336	44,681
Other current liabilities	113,385	126,687
Other current liabilities - Related party	6,452	1,089
Deferred revenue	-	72,750
Total current liabilities	301,958	350,380

Non-current liabilities:
Loan payable - long term, net of current portion	$117,916	$133,644
Other noncurrent liabilities	10,181	9,610
Total non-current liabilities	128,097	143,254

Total liabilities	430,055	493,634

Stockholders' equity:
Common stock; 100,000,000 shares authorized, $0.00001 par value;
37,122,321 and 34,720,538 shares issued	$371	$347
Additional paid in capital	11,712,443	9,718,648
Accumulated deficit	(10,422,524)	(9,030,551)
Accumulated other comprehensive loss	(10,975)	(20,680)
Total NuZee, Inc. shareholders' equity	1,279,315	667,764
Noncontrolling interest	108,171	92,857
Total stockholders' equity	1,387,486	760,621

Total liabilities and stockholders' equity	$1,817,541	$1,254,255

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017

Revenues	$390,653	$376,327	$747,532	$953,834
Cost of sales	287,399	325,592	526,409	742,460
Gross Profit	103,254	50,735	221,123	211,374

Operating expenses	838,125	413,874	1,598,778	922,208
Loss from operations	(734,871)	(363,139)	(1,377,655)	(710,834)

Other income	8,544	13,113	9,051	30,960
Equity in loss of unconsolidated affiliate	(10,167)	(32,721)	(10,733)	(47,892)
Other expense	(3)	(2,545)	(3)	(3,900)
Interest expense	(766)	-	(1,479)	-
Net loss	(737,263)	(385,292)	(1,380,819)	(731,666)
Net income (loss) attributable to noncontrolling interest	17,210	(8,426)	11,154	(14,848)
Net loss attributable to NuZee, Inc.	$(754,473)	$(376,866)	$(1,391,973)	$(716,818)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Basic and diluted weighted average number of common stock outstanding	36,267,298	32,925,132	35,580,677	32,737,443

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For the three months eneded March 31	2018	2017	2018	2017	2018	2017
Net loss	$(754,473)	$(376,866)	$17,210	$(8,426)	$(737,263)	$(385,292)

Foreign currency translation	9,908	6,650	4,247	2,850	14,155	9,500
Total other comprehensive loss, net of tax	9,908	6,650	4,247	2,850	14,155	9,500
Comprehensive loss	$(744,565)	$(370,216)	$21,457	$(5,576)	$(723,108)	$(375,792)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For the six months eneded March 31	2018	2017	2018	2017	2018	2017
Net loss	$(1,391,973)	$(716,818)	$11,154	$(14,848)	$(1,380,819)	$(731,666)

Foreign currency translation	9,705	(19,611)	4,160	(8,405)	13,865	(28,016)
Total other comprehensive loss, net of tax	9,705	(19,611)	4,160	(8,405)	13,865	(28,016)
Comprehensive loss	$(1,382,268)	$(736,429)	$15,314	$(23,253)	$(1,366,954)	$(759,682)

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months Ended March 31, 2018	Six months Ended March 31, 2017

Operating activities:
Net loss	$(1,380,819)	$(731,666)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	59,486	35,466
Option expense	249,509	12,200
Interest expense	-	3,635
Inventory impairment	-	4,112
Equity in loss of unconsolidated affiliate	10,733	47,892
Change in operating assets and liabilities:
Accounts receivable	(25,847)	(95,681)
Accounts receivable - Related party	12,613	-
Inventories	(28,691)	79,496
Other current assets	(67,397)	(31,212)
Other current assets - Related party	(4,677)	-
Accounts payable	28,538	21,205
Other current liabilities	(15,028)	(25,783)
Other current liabilities - Related party	5,297	-
Deferred revenue	(72,750)	-
Net cash used by operating activities	(1,229,033)	(680,336)

Investing activities:
Purchase of equipment	(331,916)	(135,731)
Acquisition of investment in unconsolidated affiliate	-	(50,000)
Net cash acquired from business acquisition	-	201,676
Net cash provided (used) by investing activities	(331,916)	15,945

Financing activities:
Proceeds from issuance of Loan - short term - Related party	341,000	180,824
Repayment of loans - short term - Related party	(341,200)	(119,001)
Proceeds from issuance of Loan - short term	-	16,709
Repayment of loans - short term	(23,196)	(15,001)
Payments on capital lease	(1,800)	-
Proceeds from issuance of Loan - long term	-	73,171
Proceeds from issuance of common stock	1,744,310	680,510
Net cash provided by financing activities	1,719,114	817,212

Effect of foreign exchange on cash and cash equivalents	9,798	(41,394)

Net change in cash	167,963	111,427

Cash, beginning of period	347,327	40,613
Cash, end of period	$515,290	$152,040

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,082	$1,131
Cash paid for taxes	$800	$800

Noncash investing and financing activities:
Acquisition of NuZee JAPAN Co., Ltd through issuance of common shares	-	258,465
Software purchased with installment agreement	-	14,807
Conversion of note payable to common stock - Related party	-	606,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2018

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

Earnings per Share

Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company incurred a net loss for the six months ended March 31, 2018 and 2017, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring losses, negative operating cash flows and is dependent on its shareholders to provide additional funding for operating expenses. These items raise substantial doubt as to the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence is dependent upon management's ability to develop profitable operations, continued contributions from the Company's executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company's products and business.

Major Customers

In the six months ended March 31, 2018 and 2017, revenue was primarily from major customers disclosed below. Besides those revenues, there were $94,332 and $5,000 account receivable owed by customer PO and customer B as of March 31, 2018, and $128,075 and $52,616 account receivable owed by customer PO and K as of March 31, 2017,

Six months ended March 31, 2018:
	Sales Amount	% of Total Revenue
Customer Name
Customer PO	$432,176	58%
Customer B	$77,750	10%

Six months ended March 31, 2017:
	Sales Amount	% of Total Revenue
Customer Name
Customer PO	$462,006	48%
Customer K	$146,005	15%

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

NuZee JAPAN Co., Ltd is the lessee of certain equipment under a capital lease extending through 2020. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments, or the fair value of the asset. Leased equipment is depreciated over a 6-year life. The leased equipment is reported in the accompanying consolidated balance sheets in property and equipment of $10,281 as of March 31, 2018. The capital lease liability is included in other current liabilities on the consolidated balance sheets.

Future minimum lease payments under capital lease as of March 31, 2018 for each of the remaining fiscal years are as follows:

2018	$2,340
2019	$4,679
2020	$4,679
2021	$1,170
Total Minimum Lease Payments	$12,868

The Company leases office space under leases expiring on May 31, 2020. Rent expense included in general and administrative expense for six months ended March 31, 2018 and 2017 was $61,692 and $22,279 respectively.

Future minimum rents as of March 31, 2018 for each of the remaining fiscal years are as follows:

2018	$28,674
2019	$58,488
2020	$39,760
Total Minimum Lease Payments	$126,922

Loan

On June 30, 2016, NuZee JAPAN Co., Ltd entered into a loan agreement with Tono Shinyo Kinko Bank. The Company borrowed the sum of approximately $145,758 to be repaid on or before June 5, 2021 at an annual interest rate of 1.2%. The loan is unsecured and guaranteed by a director. The Company had $91,790 loan payable at March 31, 2018. On January 27, 2017, NuZee JAPAN Co., Ltd entered into a loan agreement with Nihon Seisaku Kouko. The Company borrowed the sum of approximately $87,268 to be repaid on or before January 20, 2022 at an interest rate of 0.16%. The loan is unsecured and not guaranteed by a director. The Company had $73,462 loan payable at March 31, 2018. During the six months ended March 31, 2018 and 2017, respectively, the Company paid back the principal amount of $23,196 and $15,001.

The loan payments required for the next five fiscal years are as follows:

	Tono Shinyo Kinko Bank	Nihon Seisaku Kouko
2018	$14,122	$9,582
2019	$28,243	$19,164
2020	$28,243	$19,164
2021	$21,182	$19,164
2022	$-	$6,388
Total Loan Payment	$91,790	$73,462

Principles of Consolidation

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and majority owned subsidiary which has a fiscal year end of September 30. All significant intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

Foreign Currency Translation

The financial position and results of operations of the Company's foreign subsidiary is measured using the foreign subsidiary's local currency as the functional currency. Revenues and expenses of such subsidiary has been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders' equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustment recorded to other comprehensive loss amounted to $10,975 and $20,680 as of March 31, 2018 and September 30, 2017, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains included in the consolidated statements of operations totaled $3 and $890 for six months ended March 31, 2018 and 2017, respectively.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At March 31, 2018 and September 30 2017, the carrying value of inventory of $301,977 and $266,620 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	March 31, 2018	September 30, 2017
Raw materials	$158,376	$111,043
Work in process	5,535	5,535
Finished goods	147,152	159,128
Less - Inventory reserve	(9,086)	(9,086)
Total	$301,977	$266,620

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

2.  GEOGRAPHIC CONCENTRATIONS

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis.

Information about the Company's geographic operations are as follows:

Geographic Concentrations
	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
Net Revenue:
North America	$266,836	$381,293
Japan	480,696	572,541
	$747,532	$953,834

Property and equipment, net:	March 31, 2018	September 30, 2017
North America	$546,481	$266,522
Japan	10,281	11,465
	$556,762	$277,987

3.  RELATED PARTY TRANSACTIONS

Loans

During February 2015, the Company issued a secured convertible promissory note in the sum of $600,000 to Masateru Higashida, the Company's major shareholder.  Interest was calculated at the annual rate of zero percent (0%) for the period until April 2016.  During March 2016, the Company and Masateru Higashida decided to extend the repayment date to March 31, 2017 so that the Company has more funds for production and marketing to fulfill customers' requirements, which is in the best interest of the Corporation and its shareholders. The annual rate of repayment is at an interest rate of one percent (1%) for the period until March 31, 2017. This promissory note will convert to 1,176,471 shares of NuZee, Inc common stock at $0.51 per share if Company is unable to pay back the note by then. During three months ended March 31, 2017, the Company accrued interest of $6,000 relating to this related party note.

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

During February 2017, the Company borrowed the sum of approximately $4,000 short-term loan from Travis Gorney to be repaid on or before February 14, 2018 at an interest rate of one percent (1%). The Company paid back the full principal amount of the loan on March 31, 2017.

During March 2017, the Company borrowed the sum of $100,000 short-term loan from Takayuki Nagashima to be repaid on or before June 30, 2017 at an interest rate of one percent (1%).

During June 2017, the Company borrowed the sum of $1,200 unsecured short-term loan from Masateru Higashida to be repaid on or before June 14, 2018 at an interest rate of one percent (1%). During the six months ended March 31, 2018, the Company borrowed the sum of $2,000 unsecured short-term loan from Masateru Higashida to be repaid on or before December 31, 2018 at an interest rate of one percent (1%). The Company made principal payments of $2,000 during the six months ended March 31, 2018. The Company accrued interest of $1 and $341 for the six months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the loan had principal and accrued interest balances of $200 and $559, respectively.

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

During March 2017, the Company borrowed the sum of $44,000 short-term loan from Masateru Higashida to be repaid on or before March 14, 2018 at an interest rate of one percent (1%). During the six months ended March 31, 2017, the Company accrued interest of $341 and paid back the total principal amount of $75,670.

During the six months ended March 31, 2018, the Company borrowed the sum of $154,000 unsecured short-term loan from NuZee Co., Ltd to be repaid on or before October 31, 2018 at an interest rate of one percent (1%) and the sum of $185,000 unsecured short-term loan from NuZee Co., Ltd to be repaid on or before January 31, 2019 at an interest rate of one percent (1%). The Company made principal payments of $339,200 during six month ended March 31, 2018.The Company accrued interest of $396 for six months ended March 31, 2018. As of March 31, 2018, the loans had overpaid principal and accrued interest balances of $200 and $668, respectively. The Company plans to take new loans from NuZee Co., Ltd after the balance sheet date in excess of the overpayment.

All short-term loans are related party transactions since Masateru Higashida is the Company's major shareholder and he holds 100% ownership of NuZee Co., Ltd.

Sales, Purchases and Operating Expenses

For six months ended March 31, 2018, NuZee JP sold their products to Eguchi Holdings Co.,Ltd ("EHCL") and the sales to them totaled approximately $2,805. The corresponding accounts receivable balance from them was $35 as of March 31, 2018. NuZee JP sold their products to NuZee Co., Ltd. during the 2017 fiscal year. The related accounts receivable outstanding was $468 as of March 31, 2018. EHCL is the Company's related party as they are controlled by Katsuyoshi Eguchi who is a director and the minority owner of NuZee JP.

NuZee JP leased an employee to NuZee Co., Ltd. for Contlus during October 2016 to January 2017 for $10,936 and sold greeting cards to NuZee Co., Ltd. for $7,418 during the year ended September 30, 2017. The related receivables outstanding was $0 as of March 31, 2018.

NuZee JP leased an employee to Contlus. For six months ended March 31, 2018, NuZee JP billed $20,456 for this arrangement and $35,800 remains outstanding as of March 31, 2018. Contlus is the Company's related party as the Company holds 50% of their issued shares.

Rent

During October 2016, NuZee JP entered into a rental agreement of an office space with NuZee Co., Ltd.   The Company agrees to pay $1,169 per month for the office on the last day of each month. There is no set expiration date on the agreement. The corresponding rent payable balance to them was $1,529 as of March 31, 2018.

During September 2016, the Company entered into a rental agreement of an office space and warehouse with EHCL. The Company agrees to pay $1,213 per month for the office and the warehouse on the last day of each month. The term of this agreement is 3 years and will be automatically renewed. The corresponding rent payable balance to them was $4,923 as of March 31, 2018.

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

The following table is a reconciliation of the Company's investment in equity affiliate as presented on the consolidated balance sheet as of March 31, 2018:

INVESTMENT IN AFFILIATE
March 31, 2018
Beginning of period	$10,733
Additional investments in unconsolidated affiliate	$-
Distributions received	$-
Sale of investment in unconsolidated affiliate	$-
Equity in net income (loss) of unconsolidated affiliate	$(10,733)

End of period	$-

5.  COMMON STOCK

On October 3rd, 2016, the "Company" exchanged 1,148,734 shares of its common stock, par value $0.00001 per share, for seventy percent (70%) of the issued and outstanding common stock of NuZee JP.

During six months ended March 31, 2017, the Company sold 680,510 shares of common stock at $1.00 per share, for an aggregate purchase price of $680,510.

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

During six months ended March 31, 2018, the Company sold 1,341,783 shares of common stock at $0.51 per share, for an aggregate purchase price of $684,310 and 1,060,000 shares of common stock at $1.00 per share, for an aggregate purchase price of $1,060,000.

6.  STOCK OPTIONS

The following table summarizes stock option activity for six months ended March 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Life (years)	Intrinsic Value
Outstanding at September 30, 2017	3,064,500	$0.58	9.6	17,425
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(100,000)	0.51
Outstanding at March 31, 2018	2,964,500	$0.58	9.1	1,809,165

Exercisable at March 31, 2018	244,500	$0.48	8.1	173,965

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expenses of $249,509 for the six months ended March 31, 2018. Unamortized option expense as of March 31, 2018, for all options outstanding amounted to approximately $702,746. These costs are expected to be recognized over a weighted-average period of 2.8 years. The Company recognized stock option expenses of $12,200 for the six months ended March 31, 2017.

A summary of the status of the Company's nonvested shares as of March 31, 2018, is presented below:

Nonvested options

Number of
Nonvested Shares
Nonvested shares at September 30, 2017	2,884,000
Granted	-
Exercised	-
Forfeited	(100,000)
Vested	(64,000)
Nonvested shares at March 31, 2018	2,720,000

7.  SUBSEQUENT EVENTS

-Common Stock

During April to May 2018, the Company sold 25,000 shares of common stock of which were sold at $1.00 per share, for an aggregate purchase price of $25,000.

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

Plan of Operations

NuZee will continue building the market in the US for the single serve pour over coffee and the co-packing portion of the business. NuZee will continue building on current relationships and form new business relationships to package other brands and retail chains private label coffee. Our US expansion efforts are to include a centrally located production facility that will have the space to handle our intended capacity and growth for the next three years.

Over the next 3 months, the Company's growth plans include continuing efforts to identify and secure a centrally located building that will be able to meet the demand of what we believe will continue to be the fastest growing segment of our business, our co-manufacturing for other brands and retail chains by building on our current customers and forging relationships with new customers.

▪ Based on the last 6 months of feedback and customer interest from all of the tradeshows we attended in quarter 1 we are confident that the current customers we currently package for will continue to expand their drip cup business in the US and introduce new line extensions in late 2018 and early 2019. The sell through from our current customers is increasing each quarter which aligns perfectly with the growth in popularity of pour-over style coffee in the US market. We have produced physical samples for many of the nation's largest brands and expect many of them to become customers in late 2018 and early 2019.

▪ We will continue to grow our single cup business in the next 3 months and have signed agreements with one of the nation's largest retailers to feature our brand in the next 3 months. We are building up our inventory in preparation for the launch and have a strong marketing plan in place to support the rollout.

▪As we continue to grow and scale both Coffee Blenders and Twin Peaks coffee we are always revisiting our cost of goods and connecting with new suppliers of our raw materials. We have been able to reduce our outer packaging by over 8% over the last 3 months and will continue looking for new paths to drive our cost of goods down.

▪ As we prepare for our Safe Quality Food audit and certification we are working closely with many large customers to ensure that our team is well prepared for what we believe to be our quickest path to growth. Our team is preparing for certification classes that will allow our food safety program to pass the audit and better prepare us for what is required in addition to our current operation to be considered SQF complaint.

▪As we roll out our cold brew coffee extraction capabilities to our current customers and new customers we will be also expanding our offerings from Glass to Aluminum and PET bottles within the next three months. We are currently in the final stages of our R&D and plan to have many offerings available to all of our customers by Q4 2018.

▪ Our broker network expanded last quarter with the addition of 3 Grams Foods out of Dallas, TX and we plan to bring on additional brokers to assist our sales team in NuZee's efforts to expand our Coffee Blenders and Twin Peaks brands as rapidly as possible throughout the US. We have hired additional staffing to help support our expanded network and will hire additional employees over the next 3 months.

▪ We will work to increase our online presence over the next 3 months and have commissioned a videographer and media company to curate new and fresh content for our brands websites as well as all of our social media platforms. We will also update our websites with fresh content.

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

Long Term Goals (Five Years)

The long-term goals for NuZee, Inc. are to position NuZee as the leader in the drip cup co-packing business and capture a large market share from the closest competing like product in the coffee segment, the single serve K-Cup. We will broaden our ability to bring on national customers by increasing our production capacity and adding a new production facility. We will expand our international presence throughout Asia-Pacific and work to have the most successful cold brew extraction & packaging plant in the US. Offering both the Drip Cup packing and cold brew extraction will help drive to increase our revenues.

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

Results of Operations

Three & Six months ended March 31, 2018 Compared to Three & Six months ended March 31, 2017

Revenue. For the three months ended March 31, 2018, our realized revenue increased by 4% compared with the same time period in 2017. The contributing factors for this increase was the volume of sales through our Direct Sales Distribution channel. For the six months ended March 31, 2018, our realized revenue decreased by 22% compared with the six months ended March 31, 2017.  The contributing factor for this decrease was the lower sales to our distributors.

Gross Profit. For the three months ended March 31, 2018, we earned a total gross profit of $103,254 from sales of our products.  The margin rate was 26% for the three months ended March 31, 2018, and 13% for the three months ended March 31, 2017. This increase in margin is driven by lower labor and amortization costs.  For the  six months ended March 31, 2018 the gross profit of $221,123 contributing factor was a lower Cost of sales driving a margin of 30% compared to the six months ended March 31, 2017 margin of 22%.

Expenses. For the three months ended March 31, 2018, our Company's operating expenses totaled $838,125 which is a reflection of increase in travel expenses, professional fees and trade shows.  There was a 33% increase over the same period of the prior year in travel primarily due to meeting with current and new investors. The increase in professional fees was driven by temporary headcount support. For the six months ended March 31, 2018, our Company's operating expenses totaled $1,598,778 compared to the six months ended March 31, 2017 $922,208.  Contributing factor was a 47% increase in FTE headcount.

Net Loss.  For the three months ended March 31, 2018, we generated net losses of $737,263. This loss was attributed to operating expenses. Attributing factors were leasehold improvements for production retrofitting and fees associated with audit support and consulting services. For the six months ended March 31, 2018, we generated net losses of $1,380,819.  There was a 89% increase in losses from the six months ended March 31, 2017 to the six months ended March 31, 2018.  Contributing activity towards the $649,153 increase was in professional fees relating to consulting support in foreign investor relations, increased FTE headcount and new facility production buildout.

Liquidity and Capital Resources

As of September 30, 2017, we had a cash balance of $347,327 and $515,290 as of March 31, 2018; this increase was primarily due to the sale of common stock.

Accounts receivable increased about 23% and inventories increased about 13% since September 30, 2017 mainly in Direct Sales Distribution and co-packing services.

Our current ratio of 4.0 as of March 31, 2018 reflects an increase in working capital compared to 2.6 as of September 30, 2017.

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to our lack of significant revenues, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our current cash balance as of March 31, 2018, is not sufficient to fund our operations for the next twelve months. Therefore, the Company intends to engage in additional financing through the sale of equity securities.

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

PART II.

Item 1.     Legal Proceedings.

None.

Item 1A.   Risk Factors.

There have been no changes to our risk factors from those disclosed in our Form 10-K filed on February 21, 2018.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2018, we sold 1,103,529 shares of our common stock to several individual investors of which 43,529 shares were sold at $0.51 per share and 1,060,000 shares were sold at $1.00 per share, for an aggregate purchase price of $1,082,200. These proceeds will be used for general business operations.

All the investors were non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) who purchased in transactions outside of the United States.  In issuing shares to those investors, we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.     Defaults Upon Senior Securities.

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

Date:	May 15, 2018	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)