Form 10-Q
period 2018-06-30
NuZee, Inc.
filed 2018-08-16
CIK 1527613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from  to

Commission File No. 333-176684

NUZEE, INC.

(exact name of registrant as specified in its charter)

Nevada	38-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2865 Scott Street, Suite 107, Vista, CA, 92081

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 5, 2018, NuZee, Inc. had 37,974,173 shares of common stock outstanding.

Cautionary Statement on Forward-Looking Information

This quarterly report contains "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995, which reflect our current views with respect to, among other things, future events.  Statements that are not purely historical may be forward-looking. You can identify these forward-looking statements by the use of words such as "anticipate," "believe," "estimate," "expect," "hope," "intend," "may," "project," "plan,"  "should," "outlook," "potential," continues," "future" and similar expressions, including when used in the negative.

Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements, including but not limited to those described under "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed on February 21, 2018 as well as, among others, the following:

●     implementation of our operating and growth strategy;
●     our ability to obtain safety certifications;
●     competition;
●     our reliance on third parties for distribution and manufacturing;
●     our principal executive and financial officer is our sole director and owns approximately 39% of our stock ; and
●     availability, terms and employment of capital.

Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, such statements involve risks and uncertainties and no assurance can be given that the actual results will be consistent with these forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements as a result of various factors, including matters described in this quarterly report, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto.

Except as otherwise required by federal securities laws, we do not undertake any obligation to publicly update, review or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

PART I.

Item 1.       Financial Statements.

NuZee, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	September 30, 2017

ASSETS
Current assets:
Cash	$615,568	$347,327
Accounts receivable, net	140,548	143,893
Accounts receivable - Related party	603	12,380
Inventories, net	367,577	266,620
Other current assets	298,773	102,926
Other current assets - Related party	-	29,378
Total current assets	1,423,069	902,524

Property and equipment, net	575,068	277,987

Other assets:
Goodwill	17,112	17,112
Customer List, net	37,293	45,899
Investment in unconsolidated affiliate	-	10,733
Total other assets	54,405	73,744

Total assets	$2,052,542	$1,254,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$140,808	$104,973
Loan payable - short term - Related party	-	200
Current portion of long-term loan payable	45,432	44,681
Other current liabilities	118,815	126,687
Other current liabilities - Related party	2,876	1,089
Deferred revenue	-	72,750
Total current liabilities	307,931	350,380

Non-current liabilities:
Loan payable - long term, net of current portion	$101,816	$133,644
Other noncurrent liabilities	9,771	9,610
Total non-current liabilities	111,587	143,254

Total liabilities	419,518	493,634

Stockholders' equity:
Common stock; 100,000,000 shares authorized, $0.00001 par value; 37,851,173 and 34,720,538 shares issued	$378	$347
Additional paid in capital	12,613,987	9,718,648
Accumulated deficit	(11,056,263)	(9,030,551)
Accumulated other comprehensive loss	(23,761)	(20,680)
Total NuZee, Inc. shareholders' equity	1,534,341	667,764
Noncontrolling interest	98,683	92,857
Total stockholders' equity	1,633,024	760,621

Total liabilities and stockholders' equity	$2,052,542	$1,254,255

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017

Revenues	$271,317	$268,262	$1,018,849	$1,222,096
Cost of sales	173,088	203,076	699,497	945,536
Gross Profit	98,229	65,186	319,352	276,560

Operating expenses	731,827	437,176	2,330,605	1,359,384

Loss from operations	(633,598)	(371,990)	(2,011,253)	(1,082,824)

Other income	7	8,426	9,058	39,386
Equity in loss of unconsolidated affiliate	-	(2,108)	(10,733)	(50,000)
Other expense	(5,751)	(1,337)	(5,754)	(5,237)
Interest expense	(521)	-	(2,000)	-
Net loss	(639,863)	(367,009)	(2,020,682)	(1,098,675)

Net income (loss) attributable to noncontrolling interest	(6,124)	(11,492)	5,030	(26,340)
Net loss attributable to NuZee, Inc.	$(633,739)	$(355,517)	$(2,025,712)	$(1,072,335)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.06)	$(0.03)
Basic and diluted weighted average number of common stock outstanding	37,330,769	32,744,196	36,305,238	31,539,132

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For the three months ended June 30	2018	2017	2018	2017	2018	2017

Net loss	$(633,739)	$(355,517)	$(6,124)	$(11,492)	$(639,863)	$(367,009)

Foreign currency translation	(12,786)	(300)	(3,364)	(129)	(16,150)	(429)
Total other comprehensive loss, net of tax	(12,786)	(300)	(3,364)	(129)	(16,150)	(429)
Comprehensive loss	$(646,525)	$(355,817)	$(9,488)	$(11,621)	$(656,013)	$(367,438)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For the nine months ended June 30	2018	2017	2018	2017	2018	2017

Net income (loss)	$(2,025,712)	$(1,072,335)	$5,030	$(26,340)	$(2,020,682)	$(1,098,675)

Foreign currency translation	(3,081)	(19,911)	796	(8,534)	(2,285)	(28,445)
Total other comprehensive loss, net of tax	(3,081)	(19,911)	796	(8,534)	(2,285)	(28,445)
Comprehensive loss	$(2,028,793)	$(1,092,246)	$5,826	$(34,874)	$(2,022,967)	$(1,127,120)

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017

Operating activities:
Net loss	$(2,020,682)	$(1,098,675)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	103,587	55,883
Option expense	366,708	23,470
Interest expense	-	2,890
Inventory impairment	20,048	4,112
Allowance for sales return	4,438	-
Equity in loss of unconsolidated affiliate	10,733	50,000
Change in operating assets and liabilities:
Accounts receivable	1,020	16,036
Accounts receivable - Related party	11,985	-
Inventories	(119,119)	59,693
Other current assets	(195,166)	(6,640)
Other current assets - Related party	29,871	-
Accounts payable	35,474	(160,000)
Other current liabilities	(6,235)	(21,705)
Other current liabilities - Related party	1,768	-
Deferred revenue	(72,750)	-
Net cash used by operating activities	(1,828,320)	(1,074,936)

Investing activities:
Purchase of equipment	(391,855)	(136,333)
Acquisition of investment in unconsolidated affiliate	-	(50,000)
Net cash acquired from business acquisition	-	201,676
Net cash provided (used) by investing activities	(391,855)	15,343

Financing activities:
Proceeds from issuance of Loan - short term - Related party	341,000	479,385
Repayment of loans - short term - Related party	(341,200)	(322,824)
Proceeds from issuance of Loan - short term	-	89,016
Repayment of loans - short term	(34,571)	(26,046)
Payments on capital lease	(2,683)	-
Proceeds from issuance of common stock	2,528,662	680,510
Proceeds from issuance of treasury stock	-	315,318
Net cash provided by financing activities	2,491,208	1,215,359

Effect of foreign exchange on cash and cash equivalents	(2,792)	(44,770)

Net change in cash	268,241	110,996

Cash, beginning of period	347,327	40,613
Cash, end of period	$615,568	$151,609

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,082	$2,063
Cash paid for taxes	$800	$800

Noncash investing and financing activities:
Acquisition of NuZee JAPAN Co., Ltd through issuance of common shares	-	258,465
Software purchased with installment agreement	-	14,807
Conversion of note payable	-	606,000
Conversion of note payable to common stock - Related party	-	100,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2018

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of NuZee, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended September 30, 2017 as filed with the SEC. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

Principles of Consolidation

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and majority owned subsidiaries which have a fiscal year end of September 30. All significant intercompany accounts, balances and transactions have been eliminated in the consolidation.

The Company consolidates its subsidiaries in accordance with ASC 810, and specifically ASC 810-10-15-8 which states, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation.

NuZee JAPAN Co., Ltd ("NuZee JP") and NuZee Korea Ltd ("NuZee KR") are wholly owned subsidiaries.

Earnings per Share

Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company incurred a net loss for the three and nine months ended June 30, 2018 and 2017, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring losses, negative operating cash flows and is dependent on its shareholders to provide additional funding for operating expenses. These items raise substantial doubt as to the Company's ability to continue as a going concern.  The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence is dependent upon management's ability to develop profitable operations, continued contributions from the Company's executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company's products and business.

Major Customers

In the nine months ended June 30, 2018 and 2017, revenue was primarily from major customers disclosed below. Besides those revenues, there were $37,558 and $0 account receivable owed by customer PO and customer B as of June 30, 2018, and $57,192 and $13,680 account receivable owed by customer PO and K as of June 30, 2017, respectively.

Nine months ended June 30, 2018:
	Sales Amount	% of Total Revenue
Customer Name
Customer PO	$590,304	58%
Customer B	$77,750	8%

Nine months ended June 30, 2017:
	Sales Amount	% of Total Revenue
Customer Name
Customer PO	$613,550	50%
Customer K	$168,875	14%

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

NuZee JP is the lessee of certain equipment under a capital lease extending through 2020. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments, or the fair value of the asset. Leased equipment is depreciated over a 6-year life. The leased equipment is reported in the accompanying consolidated balance sheets in property and equipment of $8,973 as of June 30, 2018. The capital lease liability is included in other current liabilities on the consolidated balance sheets.

Future minimum lease payments under capital lease obligations as of June 30, 2018 for each of the remaining fiscal years are as follows:

2018	$1,146
2019	$4,588
2020	$4,588
2021	$1,147
Total Minimum Lease Payments	$11,469

The Company leases office space under leases expiring on May 31, 2020. Rent expense included in general and administrative expense for nine months ended June 30, 2018 and 2017 was $107,746 and $37,605 respectively.

Future minimum rents as of June 30, 2018 for each of the remaining fiscal years are as follows:

2018	$14,478
2019	$58,488
2020	$39,760
Total Minimum Lease Payments	$112,726

Loan

On June 30, 2016, NuZee JP entered into a loan agreement with Tono Shinyo Kinko Bank. The Company borrowed the sum of approximately $145,758 to be repaid on or before June 5, 2021 at an annual interest rate of 1.2%. The loan is unsecured and guaranteed by a director. The Company had $81,323 loan payable at June 30, 2018. On January 27, 2017, NuZee JP entered into a loan agreement with Nihon Seisaku Kouko. The Company borrowed the sum of approximately $87,268 to be repaid on or before January 20, 2022 at an interest rate of 0.16%. The loan is unsecured and not guaranteed by a director. The Company had $65,925 loan payable at June 30, 2018. During the nine months ended June 30, 2018 and 2017, respectively, the Company paid back the principal amount of $34,571 and $26,046.

The loan payments required for the next five fiscal years are as follows:

	Tono Shinyo Kinko Bank	Nihon Seisaku Kouko
2018	$6,776	$4,598
2019	$27,108	$18,398
2020	$27,108	$18,398
2021	$20,331	$18,398
2022	$-	$6,133
Total Loan Payment	$81,323	$65,925

Foreign Currency Translation

The financial position and results of operations of the Company's foreign subsidiary is measured using the foreign subsidiary's local currency as the functional currency. Revenues and expenses of such subsidiary has been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders' equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustments comprising accumulated other comprehensive loss amounted to $23,761 and $20,680 as of June 30, 2018 and September 30, 2017, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction loss and gain included in the consolidated statements of operations totaled $804 and $896 for the nine months ended June 30, 2018 and 2017, respectively.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At June 30, 2018 and September 30 2017, the carrying value of inventory of $367,577 and $266,620 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	June 30, 2018	September 30, 2017

Raw materials	$79,513	$111,043
Work in process	-	5,535
Finished goods	317,198	159,128
Less - Inventory reserve	(29,134)	(9,086)
Total	$367,577	$266,620

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The FASB has also issued related ASUs relevant to Topic 842. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the consolidated balance sheet.   The accounting applied by a lessor is largely unchanged from that applied under previous GAAP.  The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP.  The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

2.  GEOGRAPHIC CONCENTRATIONS

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis.

Information about the Company's geographic operations are as follows:

Geographic Concentrations
	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017

Net Revenue:
North America	$368,321	$480,015
Japan	650,528	742,081
South Korea	-	-
	$1,018,849	$1,222,096

	June 30, 2018	September 30, 2017

Property and equipment, net:
North America	$552,722	$266,522
Japan	8,973	11,465
South Korea	13,373	-
	$575,068	$277,987

3.  RELATED PARTY TRANSACTIONS

Loans

During the nine months ended June 30, 2018, the Company borrowed the sum of $2,000 unsecured short-term loan from Masateru Higashida to be repaid on or before December 31, 2018 at an interest rate of one percent (1%). The Company made principal payments of $2,000 during the nine months ended June 30, 2018. The Company accrued interest of $2 for the nine months ended June 30, 2018. As of June 30, 2018, the loan had principal and accrued interest balances of $200 and $560, respectively.

During the nine months ended June 30, 2018, the Company borrowed the sum of $154,000 unsecured short-term loan from NuZee Co., Ltd to be repaid on or before October 31, 2018 at an interest rate of one percent (1%) and the sum of $185,000 unsecured short-term loan from NuZee Co., Ltd to be repaid on or before January 31, 2019 at an interest rate of one percent (1%). The Company made principal payments of $339,200 during nine months ended June 30, 2018.The Company accrued interest of $396 for nine months ended June 30, 2018. As of June 30, 2018, the loans had overpaid principal and accrued interest balances of $200 and $668, respectively. The Company plans to take new loans from NuZee Co., Ltd after the balance sheet date in excess of the overpayment.

During February 2017, the Company borrowed the sum of approximately $4,000 short-term loan from Travis Gorney to be repaid on or before February 14, 2018 at an interest rate of one percent (1%). The Company paid back the full principal amount of the loan on March 31, 2017.

During March 2017, the Company borrowed the sum of $100,000 short-term loan from Takayuki Nagashima to be repaid on or before June 30, 2017 at an interest rate of one percent (1%). On May 9, 2017, the Board of Directors amended the terms of the bridge loan in order to permit Takayuki Nagashima to convert the loan and to receive a ("Note") evidencing his right, exercisable at this election, to convert, his loan to shares of the Corporation's stock at $0.51 per share at any time upon reasonable notice to the Corporation. On May 9, 2017, Takayuki Nagashima exercised his right to convert the Amended Note to shares of the Corporation's common stock at the price of $0.51 per share, thus equating to a conversion of $100,000 [i.e., $100,000 principal] to the equivalent 196,078 shares of the Corporation's common stock.

During April, 2017, the Company borrowed the sum of $50,000 short-term loan from Eguchi Holdings Co.,Ltd and the sum of $50,000 short-term loan from Eguchi Steel Co.,Ltd to be repaid on or before June 30,2017 at an interest rate of one percent (1%). Both of those two short-term loans as well as incurred interests have been paid back as of June 30, 2017.

During December 2016, the Company borrowed the sum of $18,384 unsecured short-term loan from NuZee Co., Ltd to be repaid on or before December 14, 2017 at an interest rate of one percent (1%). Between February and March 2017, the Company borrowed the sum of $ 14,440 short-term loan from NuZee Co., Ltd to be repaid on or before March 23, 2018 at an interest rate of one percent (1%). During June 2017, the Company borrowed 5,500,000 JPY ($47,361) and $150,000 short-term loan from NuZee Co., Ltd to be repaid on or before June 30, 2018 at an interest rate of one percent (1%). The Company made principal payments of $73,824 during nine month ended June 30, 2017.The Company accrued interest of $86 for nine months ended June 30, 2017.

During March 2017, the Company borrowed the sum of $44,000 short-term loan from Masateru Higashida to be repaid on or before March 14, 2018 at an interest rate of one percent (1%). During June 2017, the Company borrowed the sum of $1,200 unsecured short-term loan from Masateru Higashida to be repaid on or before June 14, 2018 at an interest rate of one percent (1%). The Company made principal payments of $145,000 during nine month ended June 30, 2017. The Company accrued interest of $442 for nine months ended June 30, 2017.

All short-term loans are related party transactions since Masateru Higashida is the Company's major shareholder, principal executive and financial officer and sole director and he holds 100% ownership of NuZee Co., Ltd.

Sales, Purchases and Operating Expenses

For nine months ended June 30, 2018, NuZee JP sold their products to Eguchi Holdings Co.,Ltd ("EHCL") and the sales to them totaled approximately $3,198. The corresponding accounts receivable balance from them was $154 as of June 30, 2018. NuZee JP sold their products to NuZee Co., Ltd. during the 2017 fiscal year. The related accounts receivable outstanding was $449 as of June 30, 2018. EHCL is the Company's related party as they are controlled by Katsuyoshi Eguchi who is a director and the minority owner of NuZee JP.

NuZee JP leased an employee to NuZee Co., Ltd. for Contlus which is an equity method affiliate during October 2016 to January 2017 for $10,936 and sold greeting cards to NuZee Co., Ltd. for $7,418 during the year ended September 30, 2017. The related receivables outstanding was $0 as of June 30, 2018.

NuZee JP leased an employee to Contlus. For nine months ended June 30, 2018, NuZee JP billed $20,456 for this arrangement and the related other receivables outstanding was $0 as of June 30, 2018. Contlus is the Company's related party as the Company holds 50% of their issued shares.

Rent

During October 2016, NuZee JP entered into a rental agreement of an office space with NuZee Co., Ltd.   The Company agrees to pay $1,169 per month for the office on the last day of each month. There is no set expiration date on the agreement. The corresponding rent payable balance to them was $1,472 as of June 30, 2018.

During September 2016, the Company entered into a rental agreement of an office space and warehouse with EHCL. The Company agrees to pay $1,213 per month for the office and the warehouse on the last day of each month. The term of this agreement is 3 years and will be automatically renewed. The corresponding rent payable balance to them was $1,404 as of June 30, 2018.

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

4.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company has an equity method investment in Contlus  which has main businesses related to the production, sale, import and export of coffee & beans, tea & tea leaf, healthy foods and drinks. The investment of $50,000 was made during the three months ended December 31, 2016.

The following table is a reconciliation of the Company's investment in equity affiliate as presented on the consolidated balance sheet as of June 30, 2018:

INVESTMENT IN AFFILIATE
June 30, 2018

Beginning of period	$10,733
Additional investments in unconsolidated affiliate	$-
Distributions received	$-
Sale of investment in unconsolidated affiliate	$-
Equity in net income (loss) of unconsolidated affiliate	$(10,733)

End of period	$-

5.  COMMON STOCK

During nine months ended June 30, 2018, the Company sold 1,341,783 shares of common stock at $0.51 per share, for an aggregate purchase price of $684,310, 1,511,352 shares of common stock at $1.00 per share, for an aggregate purchase price of $1,511,352 and 277,500 shares of common stock at $1.20 per share, for an aggregate purchase price of $333,000.

On October 3rd, 2016, the "Company" exchanged 1,148,734 shares of its common stock, par value $0.00001 per share, for seventy percent (70%) of the issued and outstanding common stock of NuZee JP. The Company's issued shares had an acquisition date fair value of $258,465.

During nine months ended June 30, 2017, the Company sold 680,510 shares of common stock at $1.00 per share, for an aggregate purchase price of $680,510 and 618,271 shares of treasury stock at $0.51 per share, for an aggregate purchase price of $315,318.

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

6.  STOCK OPTIONS

The following table summarizes stock option activity for nine months ended June 30, 2018:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual Life	Aggregate
	Shares	Price	(years)	Intrinsic Value

Outstanding at September 30, 2017	3,064,500	$0.58	9.6	17,425
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(100,000)	0.51
Outstanding at June 30, 2018	2,964,500	$0.58	8.9	281,935

Exercisable at June 30, 2018	244,500	$0.48	7.9	41,935

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expenses of $366,708 for nine months ended June 30, 2018. Unamortized option expense as of June 30, 2018, for all options outstanding amounted to approximately $585,547. These costs are expected to be recognized over a weighted-average period of 2.8 years. The Company recognized stock option expenses of $23,470 for nine months ended June 30, 2017.

A summary of the status of the Company's nonvested shares as of June 30, 2018, is presented below:

Nonvested options
Number of
Nonvested Shares

Nonvested shares at September 30, 2017	2,884,000
Granted	-
Exercised
Forfeited	(100,000)
Vested	(64,000)
Nonvested shares at June 30, 2018	2,720,000

7.  SUBSEQUENT EVENTS

-Common Stock

During July to August 2018, the Company sold 50,000 shares of common stock at $1.00 per share, for an aggregate purchase price of $50,000 and 73,000 shares of common stock at $1.20 per share, for an aggregate purchase of $87,600.

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

Plan of Operations

NuZee plans to continue building the market in the US for the single serve pour over coffee and the co-packing portion of the business. NuZee will continue building on current relationships and form new business relationships to package other brands and retail chains private label coffee. . We will continue to prospect new clients for co-manufacturing by attending many trade shows and continue following up with brands and companies that have expressed an interest of packing with NuZee.

◾  We have had many national brands visit our facility over the last quarter and have received feedback indicating that our anticipated growth for the single serve pour over is still on track to become a nationally recognized delivery method for coffee.

◾  We recently launched our Coffee Blenders line in the southwest Albertsons division which we believe will add a great deal of sales volume for the brand. We are supporting the launch with in store marketing as well as a regional online marketing campaign.

◾  We have begun testing 2 eco-friendly materials with packaging and shelf stability testing that if implemented will bring a great advantage to our current customers and offer a compelling reason for brands and companies to co-pack their brand with NuZee. We are expecting to be through our testing in the next 3 months and are pushing for full commercialization by the end of 2018.

◾  We have completed our Safe Quality Food desk audit and physical audits in July 2018 and are expecting positive results and are hoping to have our SQF certification within 60 days. This is a crucial component for being able to do business with national brands and packing their products for them to go to market with.

◾  We are in the process of reassessing our Coffee Blenders cold brew program to search for partners that can provide us a longer shelf life as well as alternative packaging solutions to reduce our cost of goods and shipping costs. We hope to have a complete re-launch program completed and ready for deployment by the end of December 2018.

◾  We have leveraged our broker network to help us get Coffee Blenders placed into some of the strongest retailers in the United States as well as work hand-in-hand with KeHE and UNFI, two of the largest organic natural distributers in the US. We will keep investing in expanding our broker network to strengthen our reach into the US grocery segment.

◾  We have completed our marketing materials with a videography company who is curating compelling videos for product education, customer sales, & social media and marketing efforts.

◾  We have invested into a wholly owned subsidiary in Korea.  NuZee Korea will be a production facility and will sell Coffee Blenders product.

We plan on continuing to scale our sales staff to meet the demands of our growing network of co-packing customers and have plans in place to accommodate some of the larger national brands who have inquired about NuZee's co-packing solutions and are ready to expand as our business grows.

Long Term Goals (Five Years)

The long-term goals for NuZee, Inc. are to position NuZee as the leader in the drip cup co-packing business and capture a large market share from the closest competing product in the coffee segment, the single serve K-Cup. We will broaden our ability to bring on national customers by increasing our production capacity and adding a new production facility. We will expand our international presence throughout Asia-Pacific and work to have the most successful cold brew extraction & packaging plant in the US. Offering both the Drip Cup packing and cold brew extraction will help drive to increase our revenues. NuZee will continue to innovate in terms of packaging solutions and strive to innovate our raw materials programs to ensure that we are offering the most advanced packaging in the industry. We plan to expand our footprint in Texas to continue to accommodate national customers and meet the needs and demands of our customers and partners.

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

Results of Operations

Three & Nine months ended June 30, 2018 Compared to Three & Nine months ended June 30, 2017

Revenue. For the three months ended June 30, 2018, our revenue increased by 1% compared with the same time period in 2017. The contributing factors for this minimal increase was the decline in volume of sales through our Direct Sales Distribution channel. For the nine months ended June 30, 2018, our revenue decreased by 17% compared with the nine months ended June 30, 2017.  The contributing factor for this decrease was the slower sales to our distributors.

Gross Profit. For the three months ended June 30, 2018, we earned a total gross profit of $98,229 from sales of our products and co-packing services.  The margin rate was 36% for the three months ended June 20, 2018, and 24% for the three months ended June 30, 2017. This increase in margin is driven by lower material costs.  For the nine months ended June 30, 2018 the gross profit of $319,352 contributing factor was a lower Cost of sales driving a margin of 31% compared to the nine months ended June 30, 2017 margin of 23%.

Expenses. For the three months ended June 30, 2018, our Company's operating expenses totaled $731,827 which is a reflection of an 102% increase in travel expenses, 300% in professional fees and 135% in legal.  The increase over the same period of the prior year in travel primarily due to meeting with current and new investors. The increase in professional fees was driven by Legal - SEC support. For the nine months ended June 30, 2018, our Company's operating expenses totaled $2,330,605 compared to the nine months ended June 30, 2017 $1,359,384.  Contributing factors were a 122% increase in Professional fees and a 80% increase in legal fees.

Net Loss.  For the three months ended June 30, 2018, we generated net losses of $639,863. This loss was attributed to operating expenses. Attributing factors were insurance expenses, Legal - SEC and consulting services. For the nine months ended June 30, 2018, we generated net losses of $2,020,682.  There was a 84% increase in losses from the nine months ended June 30, 2017 compared to the nine months ended June 30, 2018.  Contributing activity towards the $922,007 increase was in professional fees relating to consulting support for in foreign investor relations, increased production equipment amortization and new facility production buildout.

Liquidity and Capital Resources

As of September 30, 2017, we had a cash balance of $347,327 and $615,568 as of June 30, 2018; this increase was primarily due to the sale of common stock.

Accounts receivable is flat and inventories increased about 38% since September 30, 2017.  Inventories increase in preparation of known orders coming in Q4.

Our current ratio of 4.6 as of June 30, 2018 reflects an increase in working capital compared to 2.6 as of September 30, 2017.

Our auditor has indicated that there is substantial doubt about our ability to continue as a going concern due to our lack of significant revenues, recurring losses from operations, negative cash flow and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our current cash balance as of June 30, 2018, is not sufficient to fund our operations for the next twelve months. Therefore, the Company intends to engage in additional financing through the sale of equity securities.

Investment Transaction

During April 2018, NuZee Investments, a wholly owned subsidiary will alliance with Crowd Port Inc., to raise funds through Crowd Port's web system.  The funds raised will be used to support our growth and expansion.

During June 2018, the Company signed a purchase and sale agreement to purchase property in Fort Worth, TX.  An escrow deposit of $17,250 was made.  The Company terminated the purchase and sale agreement on August 10, 2018.  The Company is entitled to a refund of $17,150, which it has not yet received.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2018, we sold 451,352 shares of common stock at $1.00 per share, for an aggregate purchase price of $451,352 and 277,500 shares of common stock at $1.20 per share, for an aggregate purchase price of $333,000. These proceeds will be used for general business operations.

All the investors were non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) who purchased in transactions outside of the United States.  In issuing shares to those investors, we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

On August 10, 2018, we terminated the Commercial Contract – Improved Property (the "Agreement") for the purchase of a building located in Fort Worth, Texas that we entered on June 27, 2018.  Details of the Agreement were reported in our Current Report on Form 8-K filed on July 10, 2018.  We expect that all but $100.00 of our deposit will be returned.

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

Date:	August 15, 2018	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)