Form 10-K
period 2018-09-30
NuZee, Inc.
filed 2019-02-11
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     September 30, 2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 333-176684

NUZEE, INC.
(exact name of registrant as specified in its charter)

Nevada	383849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2865 Scott Street Suite 107 Vista, CA 92081
(Address of principal executive offices)

Registrant’s telephone number, including area code --  (760) 295-2408

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

61605-00002/3124811.1

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of January 11, 2019, NuZee, Inc. had 38,599,119 shares of common stock outstanding.

61605-00002/3124811.1

61605-00002/3124811.1

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

61605-00002/3124811.1

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

61605-00002/3124811.1

PART I

ITEM 1.  BUSINESS

Overview

We are a specialty coffee company and a leading U.S. single serve pour over coffee producer and co-packer. We also have single serve pour over coffee sales operations in Japan as well as manufacturing and sales operations in Korea.

We own highly sophisticated packing equipment developed in Japan for pour over coffee production. We have certain exclusive agreements with equipment suppliers based in Japan that restricts our North American competitors access to this equipment or ability to grow. As such, we believe we are a leader in the pour over coffee market in North America.

Pour over coffee, or hand drip coffee, is an old-fashioned technique that uses hot water onto ground coffee with a filter. Proponents of drip coffee claim that this method makes better coffee. Single serve pour over coffee, uses the same technique without a machine and straight into a cup using only i) the prepacked filter with coffee and ii) hot water. The image below provides a simple overview of single serve pour over coffee.

As of September 2018 we have opened over 2,000 retail accounts with large chains including; Safeway, Whole Foods, HEB, Rouses, Jewel Osco, Lunardi’s, Akin’s, Buy For Less, Tony’s Finer Foods, Lowe’s, Albertsons, Kings, Meijers, Longs Drugs, Spartan Nash, Piggly Wiggly’s and many other smaller independent stores.  We have obtained these customers by working with brokers, distributors and attending multiple trade show events where there are endless networking and business opportunities.  In addition to the wholesale grocery chains we are working with Amazon and other online retailers, as well as contract co-packing and private labeling with an increased number of coffee roasters nationwide. Our co-packing customers include Copper Cow Coffee, Alumbre Coffee, C&C Hawaii Coffee, Idyllwild Coffee and Virgin Islands Coffee.

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

61605-00002/3124811.1

Our products compare very favorably with other single serve coffee alternatives in the market, which include K-Cups, instant and tea bag coffee. For example:

-By the end of the next calendar year, we are targeting that our pour over products will be 100% biodegradable or recyclable making them the most environmentally conscious single serve product in the market

-We believe our single serve pour over coffee has superior flavor and taste

Single serve coffee does not need any hardware and as such, is very portable and requires no cleaning and maintenance

Our History

We were incorporated in 2011 in Nevada as Havana Furnishings, Inc.  NuZee Co. Ltd. was incorporated in 2011 and our management’s prior history includes experience in natural spring water, skincare products and energy drinks.  NuZee Co. Ltd. merged into Havana Furnishings, Inc.  in 2013 and we changed our name to NuZee, Inc.

In early 2014, we started producing our first family of functional coffee beverages.  These products are considered healthy alternatives, with all-natural ingredients and provide an added wellness benefit when compared to the traditional non-fortified version of the same beverage.

In 2016, we entered into the pour over coffee market in North America. We own highly sophisticated packing equipment developed in Japan for pour over coffee production. We have certain exclusive agreements with equipment suppliers based in Japan that restricts our North American competitor access to this equipment or ability to grow.

In 2016, we entered into the pour over coffee market in Japan, The Japanese market for single serve pour over coffee is highly competitive. We sell our products via the JP Post catalog which is a highly coveted and widely used method of direct sales in Japan.

In 2018, we entered into the pour over coffee market in Korea. We are early in our efforts in Korea but have a robust pipeline of near-term opportunities. We expect the Korean subsidiary to grow materially over the next few years.

In 2018, we expanded our capabilities to include the co-packing business for single serve pour over drip coffee in North America. We continue to progressively increase average co-packing order sizes and expect to secure much larger size orders in the future.

We sell our products directly to consumers through our www.coffeeblenders.com and www.twinpeaksroasters.com websites as well as through affiliate online stores and retailers.

Market Opportunity

As an emerging company in the functional beverage sector we are participating in a large growing market with historically growing sales. The functional beverage category is expected to reach $105 Billion Dollars by 2021. Over 60% of US consumers drink coffee daily and roughly a third of consumers own a single serve cup machine, providing a large opportunity for our pour over single serve coffee products.

Principal Products

NuZee is the pioneer in functional coffee and in 2014 debuted the first ever line of functional K-Cups filling a trend niche that was identified by the company as a great catalyst into the coffee space.  Our decision was

61605-00002/3124811.1

based on numerous factors including the tremendous growth of the coffee market, the ability to deliver an innovative gourmet cup of coffee with function as well as the ability to capture market share.  We leveraged our product development experience coupled with our access to first class suppliers to curate a taste and aroma profile that is impressive to both buyers and consumers that is backed by clinical studies.   We initially launched three functional varieties of Coffee Blenders called Lean Cup(®) (for weight loss), Think Cup(®) (for cognitive performance) and Relax Cup(®) (for stress reduction) and shorter after added Nude Cup ® and Twin Peaks ®.

Shortly after the debut of our line of functional line of K-Cups and after a trip back to Japan we discovered an opportunity which would later become the focal point of our company, the single serve coffee pour over. The pour over referred to as “Drip Bag” in Japan is a unique and disruptive delivery method for coffee as it provides a craft quality gourmet pour over with an anywhere convenience. Knowing that every influential coffee shop from the third-wave roaster with a café all the way up to roasters the size of Starbucks were starting to really push the pour over in their retail stores we knew we had to start marketing this product in North America immediately and we did just that.

In 2016 NuZee ordered our 1st co-packing machine to start producing single serve pour over coffees in America. We migrated our functional line from K-Cups into the Drip Cup format and the market acceptance was significant. Our new line was picked up by the two largest natural organic distributors in the country. With our instant success and our appetite to reinvent how America consumes coffee in the US, we hit the road setting up booths at every industry related trade show in the country to get our products in front of as many roasters, baristas, & coffee shop owners as possible and it worked. Early adopters sent to us their coffee to have NuZee co-pack for them. That gave birth to a whole new division and now cornerstone of our company NuZee co-packing services.

Today we have grown to 5 co-packing machines with a current capacity of over 75M cups annually and are producing single serve pour over coffee for some of the top coffee roasters and brands in the industry.

Our SQF level 2 certified facility is fair trade, organic and Kosher certified making NuZee the only co-packer in the country that holds the certificates to manufacture for the large national brands whom require those specific certifications in order to co-pack for them. In 2018 NuZee secured the exclusive North American rights to the machines which produce the pour over coffee from the largest manufacture of drip cup machines globally preventing any competition from entering the market using the same machines.

In August of 2017 we launched our Twin Peaks™ line of single serve pour over coffees and our 12 oz bagged whole bean in 4 different SKU’s.  Colombian, Colombian Decaf, Honduran and Costa Rican. This product line will be sold exclusively at Amazon.  The Twin Peaks fine line of coffees is marketed towards an outdoor active lifestyle consumer.

In an effort to elevate the possibilities of what can be done with single serve coffee and really showcase the pour over delivery method, we built a whole new line of 84+ point single origin coffees in 3 SKU’s called Barista Collection by Coffee Blenders. This top shelf line of fair trade organic coffee has impressed even the most skeptical of coffee aficionados and features coffees from Rwanda, Guatemala, and Ethiopia.

In total NuZee manufactures under 3 banners and has over a dozen SKU’s.

61605-00002/3124811.1

Coffee Blenders	Product Branding and Packaging for the Drip Cup Line
www.CoffeeBlenders.com The Gourmet Pour-Over
Nude Cup (®) Organic Coffee
Relax Cup (®) for Stress Reduction
Lean Cup (®) for Weight Loss
Think Cup (®) for Improved Cognitive Performance

61605-00002/3124811.1

Coffee Blenders ®	Product Branding and Packaging for Whole Bean Coffee Bag
Honduran Blend Organic Dark Roast Coffee

Honduran Blend LEAN, THINK, & RELAX 12 oz bagged ground coffee
Coffee Blenders Ready-To-Drink Cold Brew in NUDE, LEAN, THINK, & RELAX
Twin Peaks Single Serve Pour Over Coffee

61605-00002/3124811.1

Twin Peaks Bagged 12oz Coffee
Coffee Blenders ®	Product Branding and Packaging for the Single Serve Line
www.CoffeeBlenders.com
Relax Cup (®) for Stress Reduction
Lean Cup (®) for Weight Loss
Think Cup (®) for Improved Cognitive Performance
Nude Cup (®) Organic Coffee

61605-00002/3124811.1

Active Cup (®) for Improved Workout Performance
Matcha Cup Green Tea

Our Strategy

Our objective is to be the leading provider of gourmet single serve pour-over coffees in North America and continue to grow our Japanese and Korean operations.  Elements of our business strategy include:

•Secure additional working capital to support growth and development of NuZee, Inc. sales and support operations

•Build onto our existing product and brand awareness through marketing and communication programs

•Continue to build our loyal base of consumers for Coffee Blenders

•Expand our co-packing operations

•Expand distribution across retail, online and affiliate channels

•Work with brokers to help quicken the process our product gets to distributors and grocery chains

•Work alongside with other roasters, nationwide, and co-pack their roasts into our Drip Cups

Customers

Our customers range from multi-store retail chains to wholesale distributors that deliver to both chain and independent stores regionally.  We also sell to office and home delivery services that deliver coffee to homes and businesses locally.  Another portion of our business is online. It involves a service or product exchange from a business to a consumer) site through organic as well as paid marketing campaigns through our affiliate network along with sales stemming from online retail accounts like Amazon.com. We also co-package single serve pour over coffee for other brands.

Sales

In 2018 Coffee Blenders maintained a healthy relationship with our top retailers, distributors and partners and added a number of new retail chains.  In addition to expanding our shelf space in Safeway Eastern, our product is now in Whole Foods, HEB, Rouses, Jewel Osco, Lunardi’s, Akin’s, Buy For Less, Tony’s Finer Foods, Lowe’s, Albertsons, Kings, Meijers, Longs Drugs, Spartan Nash, Piggly Wiggly’s and many other smaller independent stores. Many of these accounts were gained through KeHE & UNFI, our main distributors as of 2018.

61605-00002/3124811.1

Our co-packing customers include Copper Cow Coffee, Alumbre Coffee, C&C Hawaii Coffee, Idyllwild Coffee and Virgin Islands Coffee.

While Coffee Blenders has been on the market for over four years, we still believe that a significant amount of capital will be required to generate additional sales and help support the current accounts that we currently have.  Our sales approach will be maintained by following the 4 stages below:

1.       Expand our co-packing operations to accommodate national roasters

2.       Generate consumer trial

3.       Drive repeat sales through heavy in-store promotions

4.       Increase our velocity with our current customers

We have learned that by working with the retailers on providing proper employee training on the product, using heavy couponing and doing in store demo’s drive higher sales and more repeat customers.  Our main focus going forward will be to continue our effective approach of attending trade shows to acquire customer accounts.  We have added on to our inside sales force to incubate and curate new accounts.  We plan to expand our affiliate network and online advertising as well as cross promoting via social media to drive our sales through our www.coffeeblenders.com and www.twinpeaksroasters.com domains.

At this time, most of the products sold will be under the “Coffee Blenders,” “Twin Peaks” and “NuZee” trademarks.  We have expanded our production capabilities at our headquarters facility in Vista, CA to attract other companies that are interested in producing single serve pour over coffee to produce them at our facility, as well as meet consumer demands.  Our co-packing service is intended to increase market awareness and to help maintain our position as a leader in the U.S. for the pour over drip pouch coffee market.

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

All the raw products (roasted ground coffee and nutraceuticals) are sent to Global Health Trax (“GHT”) for mixing into our proprietary blends.   We do not have a written agreement with GHT.   Rather, all services performed by GHT are on a purchase order basis.  After GHT mixes our coffees, the final product is shipped to us for our coffee blenders single serve drip cups and Twin Peaks pour-over and boxed for retail sales. We are in the process of evaluating the future of our K cups line. In the past GHT would ship our product to various co-packers we used for our K cups.

We also work with Pod Pack, located in Baton Rouge, LA, in which green whole bean coffee from our contract with Serengeti Trading Company is then sent to their roaster that they work with, the coffee is roasted/ground/blended with nutraceuticals and then packaged into single-serve containers commonly known as “K cups” and boxed for retail sales.  Pod Pack’s roaster can store our nutraceuticals for production in Louisiana.

GHT also ships the blended coffee to our location for packing into our new proprietary single serve consumer product, the “Drip Cup”.

61605-00002/3124811.1

Purchasing of packaging material is well diversified among two suppliers: Fleetwood Fibre & Landsberg. We conduct business with these vendors on a purchase order basis.

Machinery for production at our Vista location comes from some of the most respected vendors in the industry: Air compression equipment comes from Kaeser Compressor, manufactured in Germany with a local sales and support office in Los Angeles. Nitrogen generation equipment is manufactured by On-Site Gas Systems, and our Drip Cup production is produced on the leading Japanese manufacturer of packaging machines from FUSO Corporation. Nitrogen and air compression machinery is capable of handling expansion as the company expands as well to minimize any ongoing capital expenditures for machinery.

Research and Development

We focus our research and development efforts on developing new innovative delicious tasting and functional beverages

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

Intellectual Property

NuZee currently owns the following United States trademarks: “Coffee Blenders,” “It's Coffee Reimagined,” “Nude Cup,” “Lean Cup,” “Think Cup,” “Relax Cup,” “Active Cup,” “Twin Peaks” (pending) and “NuZee,”.  The Company intends to continue growing its trademark portfolio in the United States with other related slogans and brands as those products come closer to launch.

The Company further intends to expand its brand protections outside of the United States in line with its prospective international growth.  As of the date of this report, the Company had registered trademarks “Coffee Blenders”, “Nude Cup”, “Lean Cup”, “Think Cup”, “Relax Cup” and “Twin Peaks” in Japan and registered trademarks “Lean Cup” and “Think Cup” in Korea.

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

61605-00002/3124811.1

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

Employees

As of September 30, 2018, we had a total of 13 full-time employees and 4 part-time employees in Vista, CA and 3 employees in Korea and 3 employees in Japan

Our operations are overseen directly by management that engages our employees to carry on our business.  Our management oversees all responsibilities in the areas of corporate administration, product development, marketing, and research.  We intend to expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus.  Our management’s relationships will provide the foundation through which we expect to grow our business in the future.  We believe that the skill-set of our core management team will be a primary asset in the development of our brands and trademarks.

We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We believe our relationships with our employees are good.

Governmental Regulation

Our Coffee Blenders products are marketed and sold as conventional food or beverages for regulatory purposes.  Such products are regulated by the U.S. Food and Drug Administration (“FDA”).  Ingredients in such products must be approved food additives or “Generally Regarded as Safe” (“GRAS”).  We have been careful to utilize ingredients that are approved food additives or GRAS.  We also intend to work with ingredient suppliers, manufacturers, and other trade partners that are compliant with the laws and regulation enforced by the FDA.  We have not received, nor are we aware of, any inquiries or other regulatory action from the FDA or any other governmental agency regarding our products and we believe we are in full compliance with all FDA regulations.

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

61605-00002/3124811.1

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at www.MYNUZEE.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC.  Our corporate governance policies, ethics code and board of directors’ committee charters are posted under Corporate Governance section of the website.  The information on our website is not part of this or any other report we file with, or furnish to, the SEC.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A.  RISK FACTORS

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

We generated a net loss of $3,577,171 for the year ended September 30, 2018 and therefore we cannot guarantee that we will be successful in building a functional beverage business in future periods, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

61605-00002/3124811.1

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

61605-00002/3124811.1

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

Our reliance on third party manufacturers and providers exposes us to a number of risks that are beyond our control, including:

•Unexpected increases in production costs;

•Unexpected scheduling delays;

•Unexpected shortage of ingredients;

•Loss of priority assignment of any and all supplies and materials;

•The failure from any of our partners to deliver components or finished goods.

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

61605-00002/3124811.1

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

The markets for Coffee Blenders are highly competitive.  We face competition from larger and better capitalized competitors such as Green Mountain Coffee Roasters, Inc. and many nutraceutical beverage firms which have significantly greater penetration in key markets than we do.  Economies of scale allow these competitors to offer product pricing and related incentives that we may be unable to match.  We also face competition from a number of smaller competitors.  These competitors may be able to:

•develop better and more variety of products

•develop less expensive products

•develop broader channels

•as well as the ability to respond more rapidly to changing market conditions

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

61605-00002/3124811.1

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

61605-00002/3124811.1

Risk Related to Our Stock

Because our sole director and Chief Executive Officer controls a large percentage of our common stock, he has the ability to influence matters affecting our stockholders.

Our sole director controls a large percentage of our common stock.  He is also our Chief Executive Officer.  As a result, he has the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares of common stock.  This concentration of control creates a number of risks.  Because he controls such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated.  Because his interest could result in management making decisions that are in his best interest and not in the best interest of the general investor base, you may lose some or all of the value of your investment in our common stock.  Because we have no other directors, our CEO is responsible for evaluating his own performance and setting his own compensation.

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 38,599,119 shares of common stock and no share of preferred stock are issued and outstanding as of the date hereof.   Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders.  Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Our common stock is quoted on the OTC Markets, which may be detrimental to investors.

Our common stock is currently quoted on the OTC Markets under the symbol “NUZE.”  Stocks quoted on the OTC Markets generally have limited trading volume and exhibit a wider spread between the bids and ask quotations as compared to stocks traded on national exchanges. Accordingly, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

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

61605-00002/3124811.1

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

Our stock is a penny stock.  The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

61605-00002/3124811.1

ITEM 2.  PROPERTIES

Our principal executive office is located at 2865 Scott Street, Suite 105, 106 and 107 Vista, CA 92081.  We lease these facilities on an annual basis at a cost of $4,685 per month through May 31, 2018, $4,826 per month for the year ended May 31, 2019 and $4,970 per month for the year ended May 31, 2020.  We believe these facilities are suitable for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

61605-00002/3124811.1

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Market Information

We are currently list on OCTQB market with symbol “NUZE.”  The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by OTC Markets.  The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
Quarters Ended	HIGH	LOW
September 30, 2018	1.90	1.90
June 30, 2018	0.65	0.65
March 31, 2018	1.19	1.19
December 31, 2017	0.95	0.95
September 30, 2017	0.51	0.51
June 30, 2017	0.51	0.51
March 31, 2017	0.51	0.51
December 31, 2016	0.78	0.78

Number of Shareholders

As of September 30, 2018, the stockholders list for our common stock showed 466 registered stockholders and 39,583,773 shares of common stock issued and outstanding.   The transfer agent of our common stock is V Stock Transfer, 18 Lafaette Place, Woodmere, NY 11598.

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

Sales of Unregistered Securities

During year ended September 30, 2018, the company sold 1,341,783 shares of common stock at $0.51 per share, for an aggregate purchase price of $684,310, 1,511,352 shares of common stock at $1.00 per share, for an aggregate purchase price of $1,511,352 and1,955,831 shares of common stock at 1.20 per share, for aggregate purchase price of $2,346,997.

All of the proceeds received from the sales of our common stock will be used by the Company for the Company’s business operations.

The above-mentioned sales of our securities were made to non-U.S. persons (as the term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the registration exemption provide for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

61605-00002/3124811.1

Equity Compensation Plans Information

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,942,000	0.78	6,058,000
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	3,942,000	0.78	6,058,000

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

Plan of Operations

Overview

We have expanded our sales, marketing and management teams who have and will continuously contribute to our network of US and international channels as such seeding our product and maintaining relationships is a top priority.  We have and will continue to develop working relationships with key online and national distributors who serve the coffee and single-serve pour over coffee to consumers.  We have also expanded our SKU count to meet the wants and needs of all consumers.  We plan to accelerate our traction by continuing to work with manufacturer representatives with food and beverage experience.

Our current and forecasted company directed channels include:

•Direct Website – coffeeblenders.com shopping via search and digital marketing as well as a planned monthly direct to customer delivery program

•E-commerce affiliates (Amazon, etc.)

•Select health and wellness retailers

•Key mass/grocery retailers – Kroger, HEB, Safeway, Whole Foods, Lowes, Jewel-Osco, Rouses

•Co-Packing with other coffee roasters on our pour-over drip cup

If we are unable to receive funding our plans will be dramatically and negatively impacted such that we will prioritize go to market strategies based on reduced operations and available capital.

61605-00002/3124811.1

The Company believes that our limited resources may pose a challenge to our expansion goals and therefore anticipates that it may require additional capital in order to achieve profitability.  There can be no assurance that our expansion strategy will be accretive to our earnings within a reasonable period of time.  However, the Company believes that it can improve its operational efficiencies and reduce the need for new capital.

Short Term Goals

Over the next 12 to 18 months, the Company’s growth plans include continuing efforts to:

1.Complete the expansion of our co-packing operation in Vista, CA. Currently our Vista operations serve as our primary manufacturing facilities; we plan to expand and optimize the operations to meet our short term production growth.

2.Leverage our network of potential (and current) customers that we have been introduced to during our extensive trade show campaigns. Trade shows allows us to educate potential customers on the benefits of our product as well as the proper usage and applications. In addition, we have see customer orders develop from initial interactions at trade shows.

3.Potentially expand our co-packing operations. We are considering various Texas locations for an expansion facility for our operations.

4.Look for strategic acquisitions to expand our capabilities. We continually look at complementary acquisitions that would provide us new but related products or other capabilities we currently don’t possess. We plan to continue to look at such acquisition opportunities.

5.Look to expand our product acceptance via innovative new channels such as Amazon or monthly direct-to-consumer coffee delivery.

6.Expand our co-packing customer base with much larger and branded household names in order to help develop our product acceptance and to increase out average co-packing order size.

7.Continue the exploration of our coffee extraction technologies.

8.Fulfill the current demand of our current customer base and complete transactions with customers that have expressed a strong interest in our company and brands.

9.Maximize the effectiveness of our current distributors by implementing sales and marketing road-maps.

10.Work with our chosen food brokers to build new relationships and strengthen existing relationships. By working with a broker who has a strong connectivity to retailers, it ensures that a unique and appropriate strategy is developed and executed with speed and precision for our brand.  In addition, the broker will be able to guide us in which strategies and tactics will work at each specific retailer, this is vital to the growth of a brand. Additionally, a retailer’s strategy and tactics can change over time and knowing this in real time is critical to success.

11.Continue to increase the awareness for Coffee Blenders/NuZee brand and products by submitting articles to Coffee Roasters magazines as well as continually submit blogs/content to several social media platforms. Through participating in all of the tradeshows recently, we were able to create relationships with journalists and magazine owners like Bevnet & Vending Times who will often post articles and product reviews in their publication for free.  With the coffee industry being as large as it is, there are numerous coffee magazines and websites out there and even more eyes

61605-00002/3124811.1

reading the content produced by trusted sources. In addition, we are actively creating new content for our social media pages.

12.Achieve profitability. We are a early stage growth company but we believe that over the short term we can achieve profitability and positive cash flow.

Long Term Goals (Five Years)

1.We plan to list on a major securities exchange.

2.We plan to further grow our operations in the US and internationally

3.We plan to further expand our product lines and capabilities.

Results of Operations

For the year ended September 30, 2018, we generated net losses attributable to NuZee, Inc. of $3,577,171. This loss was attributed to $3,685,186 of operating expenses.  Compared with fiscal year end September 30, 2017, the net loss increased by $1,810,032 and operating expense increased by $1,608,532. Operating expenses on income statement included all costs associated with company’s day-to-day operations, but not directly associated with production.

From October 1, 2017 to September 30, 2018, we earned revenues of $1,388,972 from sales of our products direct to consumers as well as to retailers, wholesalers and distributors, such as Safeway, HEB and Japan Post Co., Ltd. The revenues earned during 2017 fiscal year was $1,628,410.  This decrease was primary due to time spent in our Vista, California facilities to obtain certain audits and certifications regarding food and food safety.

We expect sales in the next fiscal year to increase from the prior year as a result of new products through a combination of direct to consumer through our website portal, product awareness as well as through affiliate online stores and retailers.  We have recently opened several accounts with large wholesalers and distributors, such as UNFI, C&S, KeHE Distributor, LLC, who are some of the largest distributors in the United States. We have also recently secured new co-packing customers as well have progressed a number of other co-packing discussions close to the contracting stage.

Liquidity and Capital Resources

The Company had a cash balance of $1,806,666 and $347,327 as of September 30, 2018 and 2017, respectively.  This increase was primarily due to financing through the sale of equity securities.

The Company had the total current liabilities of $476,067 and $350,380 as of September 30, 2018 and 2017, respectively.  The change was due to normal working capital changes and an increase in accounts payable.

Our working capital increased to $1,778,849 as of September 30, 2018 versus $552,144. This increase is primarily due to financing obtained through the sale of equity securities.

The Company’s auditors have indicated that the Company has suffered recurring losses from operations and negative cash flows from operations and have raised concern about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  This preparation requires management to make estimates and

61605-00002/3124811.1

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

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.  Ownership and title of our products pass to customers upon shipping products out to customers or ultimate delivery to customers’ delivery sites depends on the terms of the sale.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to our Financial Statements and the Report of Independent Registered Public Accounting Firm appears in Part III of this Form 10-K.

61605-00002/3124811.1

ITEM 9.  CHANGES IN AND DIAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our Independent Registered Public Accounting Firm on any matter of accounting principles or financial disclosures.

ITEM 9A(I).  CONTROLS AND PROCEDURES

(a)Evaluation on Disclosure Controls and Procedures

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

(b)Management’s report on internal control over financial reporting

Our Chief Executive Officer as well as our Chief Financial Officer, Masateru Higashida, is responsible for establishing and maintaining adequate internal control over financial reporting. Mr. Higashida has accessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this annual report on Form 10-K based on the criteria for effective internal control described Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, Mr. Higashida has concluded the Company’s internal controls over the financial reporting are not effective due to the following material weaknesses, which existed as of September 30, 2018:

•Financial Reporting Systems: We did not maintain a fully integrated financial reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

•Segregation of Duties and Inadequate Controls Over Inventory: We do not currently have a sufficient complement of technical accounting and external reporting personal commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and inability to maintain a sufficient number of adequately trained personnel who have the knowledge and experience with GAAP and SEC reporting necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company's personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are an emerging business with limited personnel. Management and the Board of

61605-00002/3124811.1

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.  The Company is not an "accelerated filer" for the fiscal year ended September 30, 2018 because it is qualified as a "small business issuer."  Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.  This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

61605-00002/3124811.1

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended September 30, 2018.  Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

NAME	AGE	POSITION(S) AND OFFICE(S) HELD
Masa Higashida	47	Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Director (Chairman)

Travis Gorney	38	President and Chief Operations Officer

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

61605-00002/3124811.1

 Significant Employees

We have no significant employees other than the officers described above.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets for forth the compensation paid by us for the last two fiscal years.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain

61605-00002/3124811.1

other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Masateru Higashida, CEO, CFO, Secretary, Treasurer (1)	2018 2017	180,000 15,000	67,500 100,000	0 0	0 617,485	0 0	0 0	0 0	247,500 732,485
Travis Gorney, President, COO (2)	2018 2017	120,000 83,450	48,835 0	0 0	0 15,134	0 0	0 0	0 0	168,835 98,584

(1)Masateru Higashida was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Chief Operations Officer (“COO”) on August 19, 2014.  Mr. Higashida resigned as the Company’s President and COO on August 28, 2017.

(2)Travis Gorney was appointed as the Company’s President & Chief Operations Officer on August 28, 2017. $40,000 of Mr. Gorney’s bonus was accrued and earned before year end and will be paid subsequent before year end.

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

Outstanding Equity Awards at Fiscal Year-End

No named executive officer or director holds exercisable options, as of the years ended September 30, 2017. As of September 30, 2018, Mr. Gorney has 170,000 vested options at weighted average exercise price of $0.59 a share and Mr. Higashida has 304,000 vested options at $0.56 a share.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

ITEM 12.  SECURITY OWERSHIIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 11, 2019, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our

61605-00002/3124811.1

common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly, and the percentage shown is based on 38,599,119 shares of common stock issued and outstanding on February 6, 2019.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (1)
Executive Officers and Directors
Common	Masateru Higashida	14,233,633	36.9%
Common	Travis Gorney	1,520,000	3.9%
Total of All Executive Officers and Directors		15,753,633	40.8%
Shareholders Holding 5% or Greater
Common	Masateru Higashida	14,233,633	37.0%
Total of All Shareholders With 5% or Greater		14,233,633	37.0%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by MaloneBailey LLP for professional services rendered for the fiscal years ended September 30, 2018 and 2017:

	2018	2017
FEE CATEGORY
Audit Fees (MaloneBailey, LLP)	$ 105,267	$ 55,036
Tax Fee	-	-
Audit-Related Fees	-	-
TOTAL FEES	$ 105,267	$ 55,036

61605-00002/3124811.1

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

The following exhibits are hereby filed as part of this Annual Report on Form 10-K or incorporated by reference:

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2019.

NuZee, Inc.

By:       /s/ Masateru Higashida

Name:  Masateru Higashida

Title:    Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on February 8, 2019.

61605-00002/3124811.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NuZee, Inc.

Vista, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NuZee, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

February 8, 2019

61605-00002/3124811.1

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash	$ 1,806,666	$ 347,327
Accounts receivable, net	144,632	143,893
Accounts receivable - Related party	222	12,380
Inventories, net	134,877	266,620
Other current assets	134,632	102,926
Other current assets - Related party	33,887	29,378
Total current assets	2,254,916	902,524

Property and equipment, net	674,393	277,987

Other assets:
Goodwill	17,112	17,112
Customer List, net	34,424	45,899
Other asset	1,667	-
Investment in unconsolidated affiliate	-	10,733
	53,203	73,744

Total assets	$ 2,982,512	$ 1,254,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 268,283	$ 104,973
Loan payable - short term - Related party	-	200
Current portion of long-term loan payable	44,229	44,681
Other current liabilities	160,773	126,687
Other current liabilities - Related party	2,782	1,089
Deferred revenue	-	72,750
Total current liabilities	476,067	350,380

Non-current liabilities:
Loan payable - long term, net of current portion	$ 88,063	$ 133,644
Other noncurrent liabilities	6,317	9,610
	94,380	143,254

Total liabilities	570,447	493,634

Stockholders' equity :
Common stock; 100,000,000 shares authorized, $0.00001 par value; 39,583,773 and 34,720,538 shares issued	$ 396	$ 347
Additional paid in capital	14,957,227	9,718,648
Accumulated deficit	(12,607,722)	(9,030,551)
Accumulated other comprehensive loss	(30,967)	(20,680)
Total NuZee, Inc. shareholders' equity	2,318,934	667,764
Noncontrolling interest	93,131	92,857
Total stockholders' equity	2,412,065	760,621

Total liabilities and stockholders' equity	$ 2,982,512	$ 1,254,255

The accompanying notes are an integral part of these consolidated financial statements

61605-00002/3124811.1

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30 ,2018	Year Ended September 30 ,2017
Revenues, net	$ 1,388,972	$ 1,628,410
Cost of sales	1,321,755	1,319,232
Gross Profit	67,217	309,178

Operating expenses	3,685,186	2,076,654
Loss from operations	(3,617,969)	(1,767,476)

Other income	63,484	40,764
Equity in loss of unconsolidated affiliate	(10,733)	(39,267)
Other expense	(1,906)	(3,235)
Interest expense	(2,468)	(6,976)
Net loss	(3,569,592)	(1,776,190)
Net income (loss) attributable to noncontrolling interest	7,579	(9,051)
Net loss attributable to NuZee, Inc.	($3,577,171)	($1,767,139)

Basic and diluted loss per common share	$ (0.10)	$ (0.05)

Basic and diluted weighted average number of common stock outstanding	36,702,321	32,135,363

The accompanying notes are an integral part of these consolidated financial statements

61605-00002/3124811.1

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	NuZee, Inc.		Noncontrolling Interests		Total
For the year ended September 30, 2018 and 2017	2018	2017	2018	2017	2018	2017
Net income (loss)	$ (3,577,171)	$ (1,767,139)	$ 7,579	$ (9,051)	$ (3,569,592)	$ (1,776,190)

Foreign currency translation	(10,287)	(20,680)	(7,305)	(8,863)	(17,592)	(29,543)
Total other comprehensive loss, net of tax	(10,287)	(20,680)	(7,305)	(8,863)	(17,592)	(29,543)
Comprehensive loss	$ (3,587,458)	$ (1,787,819)	$ 274	$ (17,914)	$ (3,587,184)	$ (1,805,733)

The accompanying notes are an integral part of these consolidated financial statements

61605-00002/3124811.1

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

for the period from October 1, 2016 to September 30, 2018

									Total
	Common Stock		Additional	Treasury Stock		Accumulated	Noncontrolling	OCI	Stockholders'
	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Interest		Equity

Balance September 30, 2016	31,154,951	$ 311	$ 6,909,523	(1,800,844)	$ (69,109)	$ (7,263,412)	$ -	$ -	$ (422,687)
Common stock issued for cash	1,032,539	11	860,034	-	-	-	-	-	860,045
Treasury stock issued for cash	-	-	833,002	1,766,242	67,781	-	-	-	900,783
Treasury stock issued for service	-	-	13,551	34,602	1,328	-	-	-	14,879
Common stock issued for conversion of note payable	1,384,314	14	705,986	-	-	-	-	-	706,000
Stock option expense	-	-	138,098	-	-	-	-	-	138,098
Stock issued for NuZee JP acquisition	1,148,734	11	258,454	-	-	-	110,771	-	369,236
NuZee Japan foreign currency gain(loss)	-	-	-	-	-	-	(8,863)	(20,680)	(29,543)
Net loss	-	-	-	-	-	(1,767,139)	(9,051)	-	(1,776,190)
Balance September 30, 2017	34,720,538	$ 347	$ 9,718,648	-	-	(9,030,551)	92,857	(20,680)	760,621
Common stock issued for cash	4,808,966	48	4,542,611	-	-	-	-	-	4,542,659
Common stock stock issued for service	34,602	1	14,879	-	-	-	-	-	14,880
Stock issuance costs	19,667	-	(157,690)	-	-	-	-	-	(157,690)
Stock option expense	-	-	838,779	-	-	-	-	-	838,779
NuZee foreign currency gain(loss)	-	-	-	-	-		(7,305)	(10,287)	(17,592)
Net loss	-	-	-	-	-	(3,577,171)	7,579	-	(3,569,592)
Balance September 30, 2018	39,583,773	$ 396	$ 14,957,227	-	-	(12,607,722)	93,131	(30,967)	2,412,065

The accompanying notes are an integral part of these consolidated financial statements

61605-00002/3124811.1

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2018	For the Year Ended September 30, 2017
Operating activities:
Net loss	$ (3,569,592)	$ (1,776,190)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	163,323	87,392
Loss on disposition of equipments	1,906	-
Stock option expense	838,779	138,098
Common stock issued for services	14,880	14,879
Interest expense	-	2,615
Inventory impairment	81,496	9,086
Allowance for sales return	83,030	86,487
Equity in loss of unconsolidated affiliate	10,733	39,267
Change in operating assets and liabilities:
Accounts receivable	(85,041)	(165,614)
Accounts receivable - Related party	12,033	35,174
Inventories	49,111	140,784
Prepaid expenses and other current assets	(33,781)	31,564
Other current assets - Related party	(4,807)	(29,378)
Accounts payable	161,645	(159,859)
Accounts payable - Related party	1,704	-
Accrued expenses and other current liabilities	38,047	80,648
Other current liabilities - Related party	-	1,089
Deferred revenue	(74,222)	66,130
Net cash used by operating activities	(2,310,756)	(1,397,828)

Investing activities:
Purchase of equipment	(550,206)	(186,973)
Acquisition of investment in unconsolidated affiliate	-	(50,000)
Net cash acquired from business acquisition	-	201,676
Net cash used by investing activities	(550,206)	(35,297)

Financing activities:
Proceeds from issuance of common stock	4,542,659	860,045
Stock issuance cost	(157,690)	-
Payments on capital lease	(3,259)	(7,866)
Proceeds from issuance of Loan - short term - Related party	341,000	572,306
Repayment of loans - short term - Related party	(341,200)	(617,106)
Proceeds from issuance of Loan - short term	-	87,268
Repayment of loans - short term	(45,118)	(37,600)
Proceeds from issuance of treasury stock	-	900,783
Net cash provided by financing activities	4,336,392	1,757,830

Effect of foreign exchange on cash and cash equivalents	(16,091)	(17,991)

Net change in cash	1,459,339	306,714

Cash, beginning of period	347,327	40,613
Cash, end of period	$ 1,806,666	$ 347,327

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,909	$ 2,649
Cash paid for taxes	$ 800	$ 800

Noncash investing and financing activities:
Acquisition of NuZee JAPAN Co., Ltd through issuance of common shares	$ -	$ 258,465
Conversion of note payable to common stock	$ -	$ 606,000
Conversion of note payable to common stock - Related party	$ -	$ 100,000

The accompanying notes are an integral part of these consolidated financial statements

61605-00002/3124811.1

NuZee, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

On June 8, 2018, the Company started business in South Korea as NuZee Korea Ltd. (“NuZee KR”).

On September 11, 2018, Nuzee Investments Co, Ltd. (“NuZee INV”) was founded in Japan as a wholly owned subsidiary of the Company.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company incurred a net loss for the years ended September 30, 2018 and 2017, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Going Concern and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.

As of September 30, 2018, the Company had cash (operating capital) of $1,806,666. The Company has not attained profitable operations since inception.

61605-00002/3124811.1

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had limited revenues, recurring losses, an accumulated deficit and is dependent on its majority shareholder to provide additional funding for operating expenses. These items raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations, continued contributions from the Company’s executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company’s products and business.

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

The carrying amounts of cash, accounts receivable, accounts payable, accrued liabilities and short-term debt approximate fair value because of the short-term nature of these instruments. The carrying amount of long-term debt approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar remaining maturities. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2018 and 2017.

61605-00002/3124811.1

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may or may not maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company recognized $169,517 and $86,487 of allowance as of September 30, 2018 and 2017, respectively.  The allowance mainly represents the estimated chargebacks from retailers.

Major Customers

For the years ended September 30, 2018 and 2017, revenue was primarily from major customers disclosed below. Besides those revenues, there were $99,203 accounts receivable owed from customer M and $12,564 accounts receivable owed from customer CC as of September 30, 2018.

For the year ended September 30, 2018:

Customer Name	Sales Amount	% of Total Revenue
Customer M	$ 898,330	64%
Customer CC	$ 109,146	8%

For the year ended September 30, 2017:

Customer Name	Sales Amount	% of Total Revenue
Customer PO	$ 536,511	33%
Customer N	$ 489,058	30%

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

NuZee JAPAN Co., Ltd is the lessee of certain equipment under a capital lease extending through 2020. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments, or the fair value of the asset. Leased equipment is depreciated over a 6-year life. The leased equipment is reported in the accompanying consolidated balance sheets in property and equipment of $7,864 as of September 30, 2018. The capital lease liability is included in other current liabilities on the consolidated balance sheets.

61605-00002/3124811.1

Future minimum lease payments under capital lease as of September 30, 2018 for each of the remaining years are as follows:

2019	$ 4,271
2020	4,271
2021	1,068
Total Minimum Lease Payments	$ 9,610

The Company leases office spaces under leases with terms ranging from month to month to 32 months.  Rent expense included in general and administrative expense for the years ended September 30, 2018 and 2017 was $74,001 and $88,903 respectively.

Future minimum rents as of September 30, 2018 for each of the remaining years are as follows:

2019	$ 85,253
2020	59,833
Total Minimum Lease Payments	$ 145,086

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

NuZee JAPAN Co., Ltd (“NuZee JP”), NuZee Korea Ltd (“NuZee KR”) and NuZee Investment Co., Ltd. (“NuZee INV”) are wholly owned subsidiaries.

Foreign Currency Translation

The financial position and results of operations of the Company's foreign subsidiary is measured using the foreign subsidiary's local currency as the functional currency. Revenues and expenses of such subsidiary has been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustment recorded to other comprehensive loss amounted to $10,287and $20,680 as of September 30, 2018 and 2017, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction (gains) losses included in the consolidated statements of operations totaled $(17,192) and $3,235 for the years ended September 30, 2018 and 2017, respectively.

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20%

61605-00002/3124811.1

to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and consolidated statements of operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption ‘‘Equity in loss of unconsolidated affiliate’’ in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reflected in the caption ‘‘Investment in unconsolidated affiliate’’ in the Company’s consolidated balance sheets.

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Goodwill

The Company evaluates goodwill on an annual basis or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

•Persuasive evidence of an arrangement exists;

•Delivery has occurred or services have been rendered;

•The fee for the arrangement is fixed or determinable; and

•Collectability is reasonably assured.

Persuasive Evidence of an Arrangement—the Company documents all terms of an arrangement in a written contract signed by partial customer prior to recognizing revenue. For those customers do not have signed contracts with us, we did business with them based on purchase orders received, which include online orders.

Delivery has occurred or Services Have Been Performed -The Company performs delivery of all products to customers and recognize revenue upon shipment or ultimate delivery to customers’ delivery sites depending on the terms of the sale.

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

61605-00002/3124811.1

ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis.

Return and Exchange Policy

The Company provides a 30-day money-back guarantee if a buyer is not satisfied with a product. All of the products are thoroughly inspected and securely packaged before they are shipped to ensure buyers receive the best possible product. If for any reason buyers are unsatisfied with the products, they can return them and the Company will exchange or refund the purchase minus any shipping charges. For the wholesale customers, return policies varies based on their specific agreements with customers. Under chargebacks agreements with the customers, the Company agrees to reimburse the seller for a portion of the costs incurred by the seller to advertise and promote certain of the Company’s products. The Company estimates, accrues and recognized such chargebacks. These amounts are included in the determination of net sales.

As of September 30 2018, the Company had $169,517 of sales allowances for estimated chargebacks and returns.  Revenue recognized is net of sales allowances.

Cost Recognition

Cost of products sold is primarily comprised of direct materials consumed in the manufacturing of primary coffee blender products. Cost of products sold also includes directly related labors’ salaries and other overhead cost.

Selling, General and Administrative Expense

Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, research and development costs, administrative and other indirect overhead costs, depreciation expense and other miscellaneous operating items. Personnel expenses, occupying a majority portion of SG&A, were $787,723 and $741,550 for the years ended September 30, 2018 and 2017, respectively. Company covers shipping fees for wholesalers and distributors and the shipping and handling expenses are recorded under operating expenses in the consolidated statements of operations.

The Company expenses advertising costs when incurred. Advertising expense for the years ended September 30, 2018 and 2017 is as follows:

	September 30, 2018	September 30, 2017
Advertising	$ 63,304	$ 61,202

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

Research and Development

Research and development expenses are expensed in the consolidated statements of operations as incurred in accordance with FASB ASC 730, Research and Development. Research and development expenses for the years ended September 30, 2018 and 2017 amounted to $18,166 and $18,908, respectively.

Inventory

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted

61605-00002/3124811.1

average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At September 30, 2018 and 2017, the carrying value of inventory of $134,877 and $266,620 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	September 30, 2018	September 30, 2017
Raw materials	$ 30,200	$ 111,043
Work in process	-	5,535
Finished goods	104,677	159,128
Less - Inventory reserve	-	(9,086)
Total	$ 134,877	$ 266,620

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. The Company generally depreciates property and equipment on a straight-line basis over the estimated useful lives of the assets after the assets are placed in service except for NuZee KR which uses the declining balance method. Office equipment is depreciated over a 3-year life, furniture over a 7-year life, and other equipment over a 5-year life. Depreciation expense for the years ended September 30, 2018 and 2017 was $151,848 and $75,917 respectively. Repair and maintenance costs are expensed as incurred. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment that exceed $1,000 are capitalized. Property and equipment as of September 30, 2018 and 2017 consist of:

	September 30, 2018	September 30, 2017
Furniture & Fixture	$ 25,642	$ 31,514
Machinery & Equipment	806,374	323,706
Vehicles	44,657	44,657
Leasehold Improvements	56,809	-
Software	14,807	14,807
Less - Accumulated Depreciation	(273,896)	(136,697)
Net Property and Equipment	$ 674,393	$ 277,987

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

61605-00002/3124811.1

Intangible Assets

Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible asset consists of customer list which, recognized as a result of the acquisition of NuZee JAPAN Co., Ltd, has an estimated useful life of 5 years.

As of September 30, 2018, the intangible assets consist of:

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer List	$ 57,374	($22,950)	$ 34,424
Total	$ 57,374	($22,950)	$ 34,424

No significant residual value is estimated for the intangible asset. Aggregate amortization expense for the years ended September 30, 2018, and September 30, 2017, totaled $11,475 and $11,475, respectively. The following table represents the total estimated amortization of intangible assets for the next five years:

For the Year Ending September 30	Estimated Amortization Expense
2019	$ 11,475
2020	$ 11,475
2021	$ 11,474

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2018 and 2017.

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

61605-00002/3124811.1

Stock-based Compensation

We account for share-based awards issued to employees in accordance with Accounting Standards Codification (ASC) 718, “Compensation-Stock Compensation”. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period, which is normally the vesting period. Share-based compensation to directors is treated in the same manner as share-based compensation to employees, regardless of whether the directors are also employees. We account for share-based compensation to persons other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. We estimate the fair value of share-based payments using the Black Scholes option-pricing model for common stock options and warrants and the closing price of our common stock for common share issuances. We recognized forfeitures as they occurred.

Comprehensive income/loss

Comprehensive income/loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income/loss are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income/loss pertain to foreign currency translation adjustments.

Non-controlling Interests

Non-controlling interests represent third-party ownership in the net assets of the Company’s consolidated subsidiary and are presented as a component of equity.

Segment Information

ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information,” established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Management has determined that the Company operates in one business segment, which is the commercialization and development of functional beverages.

Recent Accounting Pronouncements

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance.  The new revenue recognition standard provides a unified model to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations.  The collective guidance is effective for interim and annual periods in the first annual period beginning after December 15, 2017, with early adoption permitted.  The standard may be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company has adopted this Topic 606  on its ongoing financial reporting since October 1, 2018 on a modified retrospective basis, and the impact of this pronouncement will not have a material impact to the company's financial statements.

61605-00002/3124811.1

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will adopt ASU No. 2016-15 on its consolidated financial statements starting from October 1, 2018. The Company believes that the adoption of ASU No. 2016-15 will not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250).  The ASU adds SEC disclosure requirements for both the quantitative and qualitative impacts that certain recently issued accounting standards will have on the consolidated financial statements of a registrant when such standards are adopted in a future period.  Specifically, these disclosure requirements apply to the adoption of ASU No. 2014- 09, Revenue from Contracts with Customers (Topic 606); ASU

61605-00002/3124811.1

No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company belives the impact of these amendments on its consolidated financial statements in the future will not be material.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company will adopt ASU No. 2017-09 from October 1, 2018. The Company believes that the adoption of ASU No. 2017-09 will not have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity.  The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments.  As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period.  The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

3. ACQUISITION

NuZee JAPAN Co., Ltd

On August 16, 2016, the Company entered into a Share Exchange Agreement with NuZee JAPAN Co., Ltd ("NuZee JP") and its shareholders whereby the Company will exchange 1,148,734 shares of its common stock, par value $0.00001 per share, for seventy percent (70%) of the issued and outstanding common stock of NuZee JP.  The Company’s issued shares had an acquisition date fair value of $258,465. The remaining thirty percent (30%) of NuZee JP's issued and outstanding common stock is, and will be at the closing, owned by NuZee JP's current President and Chairman of its Board of Directors.  The reason for this acquisition is to extend our market shares as well as obtain more business opportunities in both USA and Japan market. This transaction closed on October 3, 2016.

The Company applied the acquisition method to the business combination and valued each of the assets acquired and liabilities assumed at fair value as of the acquisition date. The following table shows the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

61605-00002/3124811.1

Acquisition of NuZee Japan Co., Ltd.

Assets acquired:
Cash	$ 201,676
Accounts receivable	60,770
Inventories	233,845
Other current assets	76,524
Customer list	57,374
Property and equipment	16,677
Goodwill	17,112
Total assets acquired	663,978
Less liabilities assumed
Accounts payable and accrued liabilities	(153,820)
Loan payable	(140,922)
Total liabilities assumed	(294,742)

Less non-controlling interest	(110,771)

Net assets acquired from NuZee JP acquisition	258,465

4. INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company has an investment in an equity method affiliate which has main businesses related to the production, sale, import and export of coffee & beans, tea & tea leaf, healthy foods and drinks.

The following table is a reconciliation of the Company’s investment in equity affiliate as presented on the consolidated balance sheet as of September 30, 2018:

INVESTMENT IN AFFILIATE
2018
Beginning of Period	$ 10,733
Equity in net income (loss) of unconsolidated affiliate	$ (10,733)

End of period	$ -

5. LOANS

On June 30, 2016, NuZee JAPAN Co., Ltd entered into a loan agreement with Tono Shinyo Kinko Bank. The Company borrowed the sum of approximately $145,758 to be repaid on or before June 5, 2021 at an annual interest rate of 1.2%. The loan is unsecured and guaranteed by a director. The outstanding balance on the loan at September 30, 2018 amounted to $72,572. On January 27, 2017, NuZee JAPAN Co., Ltd entered into a loan agreement with Nihon Seisaku Kouko. The Company borrowed the sum of approximately $87,268 to be repaid on or before January 20, 2022 at an interest rate of 0.16%. The loan is unsecured and not guaranteed by a director. The outstanding balance on the loan at September 30, 2018 amounted to $59,720.

The loan payments required for the next five years are as follows:

	Tono Shinyo Kinko Bank	Nihon Seisaku Kouko

2019	$ 26,390	$ 17,839
2020	26,390	17,840
2021	19,792	17,840
2022	-	6,201
2023	-	-
Total Loan Payment	$ 72,572	$ 59,720

61605-00002/3124811.1

6. GEOGRAPHIC CONCENTRATIONS

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis. The revenues earned and long-lived assets in Japan increased due to the acquisition of NuZee JP.

Information about the Company’s geographic operations for 2018 and 2017 are as follows:

Net Revenue:	2018	2017
North America	400,177	458,041

Japan	968,662	1,170,368

South Korea	20,133	-
	1,388,972	1,628,410

Property and equipment, net:	2018	2017
North America	508,711	266,522

Japan	7,864	11,465

South Korea	157,818	-
	674,393	277,987

7. RELATED PARTY TRANSACTIONS

Loans

During February 2015, the Company issued a secured convertible promissory note in the sum of $600,000 to Masateru Higashida, the Company's major shareholder.  Interest was calculated at the annual rate of zero percent (0%) for the period until April 2016.  During March 2016, the Company and Masateru Higashida decided to extend the repayment date to March 31, 2017 so that Company has more funds for production and marketing to fulfill customers' requirements, which is in the best interest of the Company and its shareholders. The annual rate of repayment is at an interest rate of one percent (1%) for the period until March 31, 2017. This promissory note will convert to 1,176,471 shares of the Company’s common stock at $0.51 per share if the Company is unable to pay back the note by then. A beneficial conversion feature does not arise because the conversion price of the note is above the per share fair value of the Company's stock. The conversion feature was evaluated as a derivative and the Company determined that derivative accounting did not apply.

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

During March 2016, the Company borrowed the sum of $100,000 unsecured short-term loan from NuZee Co., Ltd to be repaid on or before March 31, 2017 at an interest rate of one percent (1%). The Company accrued interest of $230 for the years ended September 30, 2017. The Company had a balance of $45,000 at September 30, 2016 and paid back $45,000 of this short-term loan during the year ended September 30,

61605-00002/3124811.1

2017.  As of September 30, 2017, the loan had principal and accrued interest balances of $0 and $492, respectively.

During August 2016, the Company borrowed the sum of $100,000 unsecured short-term loan from Masateru Higashida to be repaid on or before August 31, 2017 at an interest rate of one percent (1%). During March 2017, the Company borrowed the sum of $44,000 unsecured short-term loan from Masateru Higashida to be repaid on or before March 14, 2018 at an interest rate of one percent (1%). During June 2017, the Company borrowed the sum of $1,200 unsecured short-term loan from Masateru Higashida to be repaid on or before June 14, 2018 at an interest rate of one percent (1%). The Company accrued interest of $443 for the year ended September 30, 2017. The Company paid back $145,000 of the short term loan during the year ended September 30, 2017.  As of September 30, 2018, the loan had principal and accrued interest balances of $0 and $0, respectively.

During December 2016, the Company borrowed the sum of $18,384 unsecured short-term loan from NuZee Co., Ltd to be repaid on or before December 14, 2017 at an interest rate of one percent (1%). Between February and March 2017, the Company borrowed the sum of $14,440 short-term loan from NuZee Co., Ltd to be repaid on or before March 23, 2018 at an interest rate of one percent (1%). During June 2017, the Company borrowed 5,500,000 JPY ($47,361) and $150,000 unsecured short-term loan from NuZee Co., Ltd to be repaid on or before June 30, 2018 at an interest rate of one percent (1%). During August 2017, the Company borrowed the sum of $30,000 unsecured short term loan from NuZee Co., Ltd. For the year ended the September 30, 2017, the Company accrued interest of $334. The Company paid back the full principal amount of the loans as of September 30, 2017.   As of September 30, 2017, the loans had principal and accrued interest balances of $0 and $272, respectively.

During February 2017, the Company borrowed the sum of $4,000 unsecured short-term loan from Travis Gorney to be repaid on or before February 14, 2018 at an interest rate of one percent (1%). The Company paid back the total principal amount of $4,000 and accrued interest of $5 on March 31, 2017.

During March 2017, the Company borrowed the sum of $100,000 secured short-term loan from Takayuki Nagashima to be repaid on or before June 30, 2017 at an interest rate of one percent (1%). On or about May 9, 2017, the Board of Directors amended the terms of the bridge loan in order to permit Takayuki Nagashima to convert the loan and to receive a ("Note") evidencing his right, exercisable at this election, to convert, his loan to shares of the Corporation's stock at $0.51 per share at any time upon reasonable notice to the Corporation. On or about May 9, 2017, Takayuki Nagashima exercised his right to convert the Amended Note to shares of the Corporation's common stock at the price of $0.51 per share, thus equating to a conversion of $100,000 [i.e., $100,000 principal] to the equivalent 196,078 shares of the Corporation's common stock. There is $0 and $121 interest balance left as of September 30, 2018 and September 30, 2017, respectively.

During April, 2017, the Company borrowed the sum of $50,000 unsecured short-term loan from Eguchi Holdings Co.,Ltd (“EHCL”) and the sum of $50,000 unsecured short-term loan from Eguchi Steel Co.,Ltd (“ESCL”) to be repaid on or before June 30,2017 at an interest rate of one percent (1%). Both of the two short-term loans as well as incurred interests have been paid back as of September 30, 2017.

During July, 2017, NuZee JP borrowed the sum of $62,921 unsecured short-term loan from Katsuyoshi Eguchi. Interest was calculated at the annual rate of zero percent (0%). As of September 30, 2017, NuZee JP paid back the full principal amount.

During the year ended September 30, 2018, the Company borrowed the sum of $2,000 unsecured short-term loan from Masateru Higashida to be repaid on or before December 31, 2018 at an interest rate of one percent (1%). The Company fully paid the loan during the year ended September 30, 2018.

During the year ended September 30, 2018, the Company borrowed the sum of $154,000 unsecured short-term loan from NuZee Co., Ltd to be repaid on or before October 31, 2018 at an interest rate of one percent

61605-00002/3124811.1

(1%) and the sum of $185,000 unsecured short-term loan to be repaid on or before January 31, 2019 at an interest rate of one percent (1%). The Company fully paid these loans as of September 30, 2018.

All convertible promissory note payable and short-term loans are related party transactions since Masateru Higashida is the Company's major shareholder and he holds 100% ownership of NuZee Co., Ltd. Travis Gorney is an officer of the Company and Takayuki Nagashima is the co-owner of the equity method affiliate. Katsuyoshi Eguchi is a director and the minority owner of NuZee JP. EHCL and ESCL are controlled by Katsuyoshi Eguchi. Masateru Higashida, NuZee Co., Ltd, Travis Gorney, Takyuki Nagashima, EHCL, ESCL and Katsuyoshi Eguchi are related parties of the Company.

Sales, Purchases and Operating Expenses

For the years ended September 30, 2018 and 2017, NuZee JP sold their products to EHCL, and the sales to them totaled approximately $3,420 and $49,703, respectively. The corresponding accounts receivable balance from EHCL was $222 and $6,100 as of September 30, 2018 and 2017 respectively.

For the years ended September 30, 2018 and 2017, sales made by NuZee JP to NuZee Co., Ltd., totaled $0 and $488,670, respectively. The corresponding accounts receivable balance was $0 and $6,280 as of September 30, 2018 and 2017, respectively.

For the years ended September 30, 2018 and 2017, sales made by NuZee JP to ESCL amounted to $0 and $932, respectively. The corresponding accounts receivable balance was both $0 as of September 30, 2018 and 2017.

NuZee JP purchased goods from EHCL totaling to $0 and $15,535 as of September 30, 2018 and September 30, 2017 respectively. The corresponding accounts payable balance to them was $0 and $1,089 as of September 30, 2018 and 2017 respectively.

EHCL leased an employee to NuZee JP with no fee during year ended September 30, 2018.

NuZee JP had a professional expense of $39,544 to EHCL for the audit related fee paid by them on behalf of the Company. The Company fully paid off the liability as of September 30, 2017.

NuZee JP leased an employee to NuZee Co., Ltd. for Contlus during October 2016 to January 2017 for $10,936 and sold greeting cards to NuZee Co., Ltd. for $7,418 during the year ended September 30, 2017. The related receivables outstanding was $437 and $14,020 as of September 30, 2018 and September 30, 2017 respectively.

NuZee JP leased an employee to Contlus. During the years ended September 30, 2017 and 2018, NuZee JP billed $24,973 and $18,612 for this arrangement, respectively, and $15,361 remains outstanding as of September 30, 2017. Contlus is the Company’s related party as the Company holds 50% of their issued shares. Contlus has payable balance of $33,450 as of September 30, 2018.

During the year ended September 30, 2018, Contlus ceased all operations. NuZee JP transferred outstanding receivable of $33,450 to NuZee INV during the year ended September 30, 2018.

Rent

During October 2016, NuZee JP entered into a rental agreement of an office space with NuZee Co., Ltd.   The Company agrees to pay $1,169 per month for the office on the last day of each month. There is no set expiration date on the agreement. The company recognized rent expense of $13,999 during the year ended September 30, 2018 from this lease and had an outstanding payable to NuZee Co., Ltd of $1,446 as of September 30, 2018.

61605-00002/3124811.1

During September 2016, the Company entered into a rental agreement of an office space and warehouse with EHCL. The Company agrees to pay $1,213 per month for the office and the warehouse on the last day of each month. There is no set expiration date on the agreement. EHCL charged total rent of $7,478 for the year ended September 30, 2018. NuZee JP has an outstanding payable to EHCL of $1,336 as of September 30, 2018.

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

On March 31, 2017, Kenichi Miura exercised his right to convert the Amended Note to shares of the Corporation’s common stock (the “Conversion”), at the price of $0.51 per share, in accordance with the terms and conditions of the Convertible Note Purchase Agreement, thus equating to a conversion of $606,000 [i.e., $600,000 principal, plus $6,000in accrued interest] to the equivalent 1,188,236 shares of the Corporation’s common stock.

During the year ended September 30, 2017, the Company sold 1,766,242 shares of treasury stock at $0.51 per share, for an aggregate purchase price of $900,783.

During May 2017, the Company agreed to amend Nagashima Takayuki’s $100,000 short-term loan to a convertible loan with a conversion price of $0.51 per share.  Nagashima Takayuki then converted this loan to 196,078 shares of the Company’s common stock.

During August 2017, the Company issued 34,602 shares of treasury stock at $0.43 per share, for services and recognized stock compensation expense of $14,879.

During year ended September 30, 2018, the Company sold 4,808,966 shares of common stock at prices ranging from 0.51 to 1.20 per share, for aggregate purchase price of $4,542,659.  The Company incurred stock issuance costs of $157,690 which includes the fair value of 19,667 shares, amounting to $23,600, issued to settle fees owed to a consultant.

During year ended September 30, 2018, the Company issued 34,602 shares with a fair value of $14,880 to a consultant for services received.

9. STOCK OPTIONS

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

61605-00002/3124811.1

During June 2018, the Company issued 400,000 options to an employee. The right to excise these options shall vest and become exercisable on July 2019 over a period of 5 years. The exercise price is $1.32 per share and will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

During August 2018, the Company issued 150,000 options to employees and 600,000 options to non-employees. The right to excise these options shall vest and become exercisable on September 2019 over a period of 5 years. The exercise price is $1.20 per share for the non-employee options and $1.32 per share for the employee options. The options will expire ten years from the grant date for non-employee and 6.5 years for employee, unless terminated earlier as provided by the option agreements.

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

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the twelve months ended September 30, 2018 and 2017, respectively:

For employees	September 30, 2018	September 30, 2017
Risk-free interest rate	2.58% - 2.61%	1.43% - 1.75%
Expected option life	6.5 years	5.5 - 6.5 years
Expected volatility	94.2% - 95.1%	97.6% - 99.1%
Expected dividend yield	0.00%	0.00%
Exercise price	$1.32	$0.40 - $0.56

For non-employees	September 30, 2018	September 30, 2017
Risk-free interest rate	2.27 – 2.82%	2.27%
Expected option life	10 years	10 years
Expected volatility	115.70% - 120.6%	115.70%
Expected dividend yield	0.00%	0.00%
Exercise price	$1.20	$0.51

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $838,779 and $138,098 for the years ended September 30, 2018 and 2017. Unamortized option expense as of September 30, 2018, for all options outstanding amounted to approximately $2,250,000. These costs are expected to be recognized over a weighted-average period of 3 years.

The following table summarizes stock option activity for the year ended September 30, 2018.

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life (years)	Intrinsic Value
Outstanding at September 30, 2017	3,064,500	$ 0.58	9.6	17,425
Granted	1,150,000	1.27
Exercised	-	-
Expired	-	-
Forfeited	(272,500)	0.47
Outstanding at September 30, 2018	3,942,000	$ 0.78	8.9	4,407,160

Exercisable at September 30, 2018	632,000	$ 0.51	7.9	860,960

61605-00002/3124811.1

The following table summarizes stock option activity for the year ended September 30, 2017.

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life (years)	Intrinsic Value
Outstanding at September 30, 2016	573,000	$ 0.70
Granted	2,684,000	0.54
Exercised	-	-
Expired	(192,500)	0.48
Forfeited	-	-
Outstanding at September 30, 2017	3,064,500	$ 0.58	9.6	17,425

Exercisable at September 30, 2017	180,500	$ 0.48	8.4	17,425

A summary of the status of the Company’s unvested shares as of September 30, 2018 and 2017, are presented below:

Number of
Nonvested Shares
Nonvested shares at September 30, 2016	378,000
Granted	2,684,000
Exercised	-
Forfeited	(120,000)
Vested	(58,000)
Nonvested shares at September 30, 2017	2,884,000
Granted	1,150,000
Exercised	-
Forfeited	(240,000)
Vested	(484,000)
Nonvested shares at September 30, 2018	3,310,000

10. INCOME TAX

As of September 30, 2018, and, 2017, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years' income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for deferred income tax assets. Cumulative net operating loss carry forward is $11,680,849 and $8,710,253 as of September 30, 2018 and 2017, respectively, and will begin expiring in 2033. The earliest tax year which remains subject to examination is 2015.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The company has made a reasonable estimate of the effects on existing deferred tax balances as a result of the Act. The Company used an effective tax rate of 30% to deferred tax assets because of this tax rule change.

Deferred tax assets consisted of the following as of September 30, 2018 and 2017

	2018	2017
Net Operating Losses	$ 3,504,255	$ 3,048,589
Valuation Allowance	(3,504,255)	(3,048,589)

61605-00002/3124811.1

11. SUBSEQUENT EVENTS

During October to December 2018, the Company sold 191,172 shares of common stock at $5.46 per share, for an aggregate purchase price of $1,043,769. In October 2018, the Company sold 10,000 shares of common stock at $1.20 per share, for an aggregate purchase price of $12,000.

Subsequent to September 30, 2018, the Company received $273,000 in the form of a stock sale. We have not yet received the signed subscription agreement related to this stock sale. We believe we will receive a signed agreement but there is a risk we may not receive the agreement and might have to return these funds.

61605-00002/3124811.1