Form 10-Q
period 2018-12-31
NuZee, Inc.
filed 2019-03-29
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File No. 333-176684

                                NUZEE, INC.

(exact name of registrant as specified in its charter)

Nevada	383849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2865 Scott Street, Suite 107, Vista, CA, 92081

(Address of principal executive offices)   (zip code)

                               (760) 295-2408

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 25, 2019, NuZee, Inc. had 39,850,299 shares of common stock outstanding.

Table of Contents

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

PART I.

Item 1. Financial Statements.

NuZee, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash	$ 2,441,717	$ 1,806,666
Accounts receivable, net	107,016	144,632
Accounts receivable - Related party	1,390	222
Inventories, net	284,761	134,877
Other current assets	207,343	134,632
Other current assets - Related party	451	33,887
Total current assets	3,042,678	2,254,916

Property and equipment, net	734,273	674,393

Other assets:
Goodwill	17,112	17,112
Customer List, net	31,556	34,424
Other asset	2,208	1,667
	50,876	53,203

Total assets	$ 3,827,827	$ 2,982,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 318,776	$ 268,283
Current portion of long-term loan payable	34,280	44,229
Other current liabilities	142,487	160,773
Other current liabilities - Related party	2,875	2,782
Total current liabilities	498,418	476,067

Non-current liabilities:
Loan payable - long term, net of current portion	91,005	88,063
Other noncurrent liabilities	6,528	6,317
	97,533	94,380

Total liabilities	595,951	570,447

Stockholders' equity:
Common stock; 100,000,000 shares authorized, $0.00001 par value; 39,949,800 and 39,583,773 shares issued	399	396
Additional paid in capital	18,349,258	14,957,227
Accumulated deficit	(15,184,414)	(12,607,722)
Accumulated other comprehensive loss	(19,639)	(30,967)
Total NuZee, Inc. shareholders' equity	3,145,604	2,318,934
Noncontrolling interest	86,272	93,131
Total stockholders' equity	3,231,876	2,412,065

Total liabilities and stockholders' equity	$ 3,827,827	$ 2,982,512

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31 ,2018	Three Months Ended December 31 ,2017
Revenues	$ 353,408	$ 356,879
Cost of sales	209,670	239,010
Gross Profit	143,738	117,869

Operating expenses	2,732,628	760,653
Loss from operations	(2,588,890)	(642,784)

Other income	4,185	507
Equity in loss of unconsolidated affiliate	-	(566)
Other expense	(3,244)	-
Interest expense	(457)	(713)
Net loss	(2,588,406)	(643,556)
Net loss attributable to noncontrolling interest	(11,714)	(6,056)
Net loss attributable to NuZee, Inc.	($2,576,692)	($637,500)

Basic and diluted loss per common share	$ (0.06)	$ (0.02)

Basic and diluted weighted average number of common stock outstanding	39,696,767	34,908,982

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For the three months ended December 31	2018	2017	2018	2017	2018	2017
Net loss	$ (2,576,692)	$ (637,500)	$ (11,714)	$ (6,056)	$ (2,588,406)	$ (643,556)

Foreign currency translation	11,328	(203)	4,855	(87)	16,183	(290)
Total other comprehensive loss, net of tax	11,328	(203)	4,855	(87)	16,183	(290)
Comprehensive loss	$ (2,565,364)	$ (637,703)	$ (6,859)	$ (6,143)	$ (2,572,223)	$ (643,846)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017

Operating activities:
Net loss	$ (2,588,406)	$ (643,556)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	65,711	23,536
Option expense	1,789,751	133,486
Loss on sale of assets	3,217	-
Loss on settlement of payable	89,053	-
Inventory impairment	4,560	-
Allowance for sales return	7,740	-
Equity in loss of unconsolidated affiliate	-	566
Change in operating assets and liabilities:
Accounts receivable	29,876	58,662
Accounts receivable - Related party	(1,168)	6,184
Inventories	(154,444)	(33,360)
Prepaid expense and other current assets	(72,711)	(87,407)
Other current assets - Related party	33,436	4,000
Other asset	(541)	-
Accounts payable	68,918	100,892
Accounts payable - related party	-	(10,935)
Deferred revenue	-	1,874
Other liabilities	211	-
Other current liabilities - related party	93	-
Accrued expense and other current liabilities	(18,286)	(66,529)

Net cash used by operating activities	(742,990)	(512,586)

Investing activities:
Purchase of equipment	(149,540)	(38,145)
Proceeds from sales of equipment	23,600	-
Net cash used in investing activities	(125,940)	(38,145)

Financing activities:
Proceeds from issuance of loan - short term - Related party	-	156,000
Repayment of loans - short term - Related party	-	(157,000)
Repayment of loans - short term	(9,949)	(11,137)
Payments on capital lease	-	(864)
Proceeds from issuance of common stock	1,494,805	509,110
Net cash provided by financing activities	1,484,856	496,109

Effect of foreign exchange on cash and cash equivalents	19,125	(250)

Net change in cash	635,051	(54,873)

Cash, beginning of period	1,806,666	347,327
Cash, end of period	$ 2,441,717	$ 292,454

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ 543
Cash paid for taxes	$ -	$ 800

Noncash investing and financing activities:
Subscription receivable from issuance of common stock	-	153,000
Stock issued to settle payables	$ 18,425	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2018

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of NuZee, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended September 30, 2018 as filed with the SEC. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

Principles of Consolidation

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary, which has a fiscal year end of September 30. All significant intercompany accounts, balances and transactions have been eliminated upon  consolidation.

NuZee JAPAN Co., Ltd (“NuZee JP”), NuZee Korea Ltd (“NuZee KR”) and NuZee Investment Co., Ltd. (“NuZee INV”) are wholly owned subsidiaries of the Company.

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company incurred a net loss for the three months ended December 31, 2018 and 2017, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Going Concern and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.

As of December 31, 2018, the Company had cash of $2,275,681. The Company has not attained profitable operations since inception.

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

Major Customers

In the three months ended December 31, 2018 and 2017, revenue was primarily from major customers disclosed below.

Three months ended December 31, 2018:
Customer Name	Sales Amount	% of Total Revenue
Customer A	$ 157,653	45%
Customer B	$ 56,285	16%

Three months ended December 31, 2017:
Customer Name	Sales Amount	% of Total Revenue
Customer A	$ 167,682	47%
Customer B	$ 72,750	20%

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

NuZee JAPAN Co., Ltd is the lessee of certain equipment under a capital lease extending through 2020. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments, or the fair value of the asset. Leased equipment is depreciated over a 6-year life. The leased equipment is reported in the accompanying consolidated balance sheets in property and equipment of $7,293 as of December 31, 2018. The capital lease liability is included in other current liabilities on the consolidated balance sheets.

Future minimum lease payments under capital lease obligations as of December 31, 2018 for each of the remaining fiscal years are as follows:

2019	$ 3,662
2020	$ 4,883
2021	$ 1,221
Total Minimum Lease Payments	$ 9,765

The Company leases office space with terms ranging from month to month to 32 months. Rent expense included in general and administrative expense for the three months ended December 31, 2018 and 2017 was $33,175 and $32,971, respectively.

2019	$ 63,982
2020	$ 59,732
Total Minimum Lease Payments	$ 123,714

Loan

On June 30, 2016, NuZee JP entered into a loan agreement with Tono Shinyo Kinko Bank. The Company borrowed the sum of approximately $145,758 to be repaid on or before June 5, 2021 at an annual interest rate of 1.2%. The loan is unsecured and guaranteed by a director. The outstanding balance on the loan at December 31, 2018 amounted to $68,179. On January 27, 2017, NuZee JP entered into a loan agreement with Nihon Seiaku Kouko. The Company borrowed the sum of approximately $87,268 to be repaid on or before January 20, 2022 at an interest rate of 0.16%. The loan is unsecured and not guaranteed by a director. The outstanding balance on the loan at December 31, 2018 amounted to $57,105.

The loan payments required for the next five years are as follows:

	Tono Shinyo Kinko Bank	Nihon Seisaku Kouko

2019	$ 20,454	$ 13,826
2020	27,272	18,436
2021	20,454	18,436
2022	-	6,407
Total Loan Payment	$ 68,180	$ 57,105

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). The new standard’s core principle is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring good or services to a customer. The principles in the standard are applied in five steps: 1) Identify the contract(s) with a customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations in the contract; and 5) Recognize revenue when (or as) the entity satisfies a performance obligation. We adopted Topic 606 as of October 1, 2018 on a modified retrospective basis. The adoption of Topic 606 does not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.

Foreign Currency Translation

The financial position and results of operations of the Company's foreign subsidiary is measured using the foreign subsidiary's local currency as the functional currency. Revenues and expenses of such subsidiary has been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustments comprising accumulated other comprehensive loss amounted to $(19,369) and ($30,967) as of December 31, 2018 and September 30, 2018, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At December 31, 2018 and September 30, 2018, the carrying value of inventory of $284,761 and $134,877 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	December 31, 2018	September 30, 2018
Raw materials	$ 147,991	$ 30,200
Work in process	2,250	-
Finished goods	134,520	104,677
Less - Inventory reserve	-	-
Total	$ 284,761	$ 134,877

Recent Accounting Pronouncements

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU No. 2017-09 on October 1, 2018, and this adoption did not have an impact on the Company's financial statements.

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

2. GEOGRAPHIC CONCENTRATION

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis.

Information about the Company’s geographic operations are as follows:

Geographic Concentrations
Net Revenue:	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
North America	$ 156,768	$ 173,640
Japan	187,968	183,239
South Korea	8,672	-
	$ 353,408	$ 356,879

Property and equipment, net:	December 31, 2018	September 30, 2018
North America	$ 441,083	$ 508,711
Japan	7,293	7,864
South Korea	285,897	157,818
	$ 734,273	$ 674,393

3. RELATED PARTY TRANSACTIONS

Sales, Purchases and Operating Expenses

For the three months ended December 31, 2018 and 2017, NuZee JP sold their products to EHCL, and the sales to them totaled approximately $741 and $924, respectively. The corresponding accounts receivable balance from EHCL was $1,390 and $222 as of December 31, 2018 and September 30, 2018, respectively.

EHCL leased an employee to NuZee JP with no fee during the three months ended December 31, 2018.

NuZee JP leased an employee to NuZee Co., Ltd. for Contlus during October 2016 to January 2017 for $10,936 and sold greeting cards to NuZee Co., Ltd. for $7,418 during the year ended September 30, 2017. The related receivables outstanding was $6,019 as of September 30, 2017.

NuZee JP leased an employee to Contlus. Contlus is the Company’s related party as the Company holds 50% of their issued shares. Contlus has payable balance of $34,568 as of December 31, 2018.

Rent

During October 2016, NuZee JP entered into a rental agreement of an office space with NuZee Co., Ltd.   The Company agrees to pay $1,169 per month for the office on the last day of each month. There is no set expiration date on the agreement.

During September 2016, the Company entered into a rental agreement of an office space and warehouse with EHCL. The Company agrees to pay $1,213 per month for the office and the warehouse on the last day of each month. The term of this agreement is 3 years and will be automatically renewed. At December 31, 2018, the payable balance under this lease was $2,875.

During February 2015, the Company entered into a rental agreement of a warehouse with Eguchi Steel Co.,Ltd (“ESCL”). The Company agrees to pay $449 per month for the warehouse on the last day of each month. There is no set expiration date on the agreement. ESCL is the Company’s related party as they are controlled by Katsuyoshi Eguchi who is a director and the minority owner of NuZee JP.

4. COMMON STOCK

During the quarter ended December 31, 2018, the Company sold 350,673 shares of common stock at prices ranging from $1.70 to $5.46 per share, for an aggregate purchase price of $1,494.805. The proceeds will be used for general corporate purposes.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). The new standard’s core principal is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring good or services to a customer. The principals in the standard are applied in five steps: 1) Identify the contract(s) with a customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations in the contract; and 5) Recognize revenue when (or as) the entity satisfies a performance obligation. We adopted Topic 606 as of October 1, 2018 on a modified retrospective basis, which did not have an impact on the Company’s financial statements. The adoption of Topic 606 does not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.

The Company issued 15,354 shares with a fair value of $107,478 to settle a payable amounting to $18,425. The Company recognized a loss on settlement of payables of $89,053 for the three months ended December 31, 2018.

5.  STOCK OPTIONS

The following table summarizes stock option activity for three months ended December 31, 2018:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life (years)	Intrinsic Value
Outstanding at September 30, 2018	3,942,000	$ 0.78	8.9	$ 4,407,160
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2018	3,942,000	$ 0.78	8.7	26,679,460

Exercisable at December 31, 2018	632,000	$ 0.51	8.2	$ 4,431,760

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expenses of $1,789,751 for three months ended December 31, 2018. Unamortized option expense as of December 31, 2018, for all options outstanding amounted to approximately $6,216,482. These costs are expected to be recognized over a weighted-average period of 2.3 years. The Company recognized stock option expenses of $133,486 for three months ended December 31, 2017.

A summary of the status of the Company’s nonvested shares as of December 31, 2018, is presented below:

Nonvested options

Number of
Nonvested Shares
Nonvested shares at September 30, 2018	3,310,000
Granted	-
Exercised	-
Forfeited	-
Vested	-
Nonvested shares at December 31, 2018	3,310,000

6. SUBSEQUENT EVENT

On January 23, 2019, we terminated the Commercial Contract of Sale (the "Agreement") for the purchase of a building located in Irving, Texas that we entered on December 5, 2018.  Details of the Agreement were reported in our Current Report on Form 8-K filed on December 11, 2018.  All but $100.00 of our deposit was returned.

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

Overview

We are a specialty coffee company and a leading U.S. single serve pour over coffee producer and co-packer. We also have single serve pour over coffee sales operations in Japan as well as manufacturing and sales operations in Korea.We own highly sophisticated packing equipment developed in Japan for pour over coffee production. We have certain exclusive agreements with equipment suppliers based in Japan that restricts our North American competitors access to this equipment or ability to grow. As such, we believe we are a leader in the pour over coffee market in North America.

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

Our products compare very favorably with other single serve coffee alternatives in the market, which include K-Cups, instant and tea bag coffee. For example:

By the end of the next calendar year, we are targeting that our pour over products will be 100% biodegradable or recyclable making them the most environmentally conscious single serve product in the market

We believe our single serve pour over coffee has superior flavor and taste

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

Results of Operations

Three months ended December 31, 2018 Compared to Three ended December 31, 2017

Revenue.

For the three months ended December 31, 2018, our revenue decreased slightly compared with the same time period in 2017.

Gross Profit. For the three months ended December 31, 2018, we earned a total gross profit of $143,738 from sales of our products and co-packing services.  The margin rate was 41% for the three months ended December 31, 2018, and 33% for the three months ended December 31, 2017. This increase in margin is driven by lower material costs.

Expenses. For the three months ended December 31, 2018, our Company’s operating expenses totaled $2,732,628 versus $760,653 for the same period in the prior year. This increase is a reflection of an increase in employee costs and related costs as well as legal and costs for consultants.

Net Loss.  For the three months ended December 31, 2018, we generated net losses of $2,576,692 versus $643,556 for the same period in the prior year. This loss was attributed to an increase operating expenses due to greater employee and related costs as well as great legal and costs for consultants.

Liquidity and Capital Resources

As of December 31, 2018, we had a cash balance of $2,441,717 and $1,806,666 as of September 31, 2018; this increase was primarily due to the sale of common stock.

Accounts receivable decreased due to the timing of collections and inventories increased about 111% since September 30, 2018.  Inventories increase in preparation of known orders and ramp up in production at NuZee Korea.

Our current ratio of 6.1 as of December 31, 2018 reflects an increase in working capital compared to 4.7 as of September 30, 2018.

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

Our current cash balance as of December 31, 2018, is not sufficient to fund our operations for the next twelve months. Therefore, the Company intends to engage in additional financing through the sale of equity securities.

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

.

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

PART II.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our Form 10-K filed on February 11, 2019

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2018, we sold 350,673 shares of common stock at prices ranging from $1.20 to $5.46 per share, for an aggregate purchase price of $1,494,805. These proceeds will be used for general business operations.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). The new standard’s core principal is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring good or services to a customer. The principals in the standard are applied in five steps: 1) Identify the contract(s) with a customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations in the contract; and 5) Recognize revenue when (or as) the entity satisfies a performance obligation. We adopted Topic 606 as of October 1, 2018 on a modified retrospective basis, which did not have an impact on the Company’s financial statements. The adoption of Topic 606 does not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.

All the investors were non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) who purchased in transactions outside of the United States.  In issuing shares to those investors, we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 23, 2019, we terminated the Commercial Contract of Sale (the "Agreement") for the purchase of a building located in Irving, Texas that we entered on December 5, 2018.  Details of the Agreement were reported in our Current Report on Form 8-K filed on December 11, 2018.  All but $100.00 of our deposit was returned.

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

Date:	March [ ], 2019	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer)
		By:	/s/ Shanoop Kothari
Shanoop Kothari, Chief Financial Officer (Principal Financial Officer)