Form 10-K/A
period 2018-09-30
NuZee, Inc.
filed 2019-04-30
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

61605-00002/3169910.3

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 26, 2019, NuZee, Inc. had 39,345,508 shares of common stock outstanding.

61605-00002/3169910.3

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2018 is filed solely to include Exhibit 32, which was inadvertently omitted from the original filing.  This amendment comprises the revised text of Part IV, Item 15, amended to reflect the filing of currently dated certificates as Exhibit 31 and Exhibit 32, Exhibit 31 and Exhibit 32.

61605-00002/3169910.3

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits filed with this Amendment are set forth in the Exhibit Index.

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2019.

NuZee, Inc.

By:       /s/ Shanoop Kothari

Name:  Shanoop Kothari

Title:    Chief Financial Officer (Principal Financial Officer)

61605-00002/3169910.3