Form 10-Q/A
period 2018-12-31
NuZee, Inc.
filed 2019-04-30
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

61605-00002/3170397.1

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-Q for the fiscal quarter ended December 31, 2018 is filed solely to include Exhibit 32, which was inadvertently omitted from the original filing.  This amendment comprises the revised text of Part II, Item 6, amended to reflect the filing of currently dated certificates as Exhibit 31 and Exhibit 32, Exhibit 31 and Exhibit 32.

61605-00002/3170397.1

PART II.

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

61605-00002/3170397.1

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2019.

NuZee, Inc.

By:       /s/ Shanoop Kothari

Name:  Shanoop Kothari

Title:    Chief Financial Officer (Principal Financial Officer)

61605-00002/3170397.1