Form 10-Q
period 2019-03-31
NuZee, Inc.
filed 2019-05-15
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 30, 2019, NuZee, Inc. had 40,163,940 shares of common stock outstanding.

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

PART I.

Item 1. Financial Statements.

NuZee, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	September 30, 2018
ASSETS
Current assets:
Cash	$ 1,150,490	$ 1,806,666
Accounts receivable, net	90,980	144,632
Accounts receivable - Related party	271	222
Inventories, net	276,877	134,877
Other current assets	182,270	134,632
Other current assets - Related party	34,568	33,887
Total current assets	1,735,456	2,254,916

Property and equipment, net	1,726,287	674,393

Other assets:
Goodwill	17,112	17,112
Customer List, net	28,687	34,424
Other asset	2,185	1,667
	47,984	53,203

Total assets	$ 3,509,727	$ 2,982,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 701,663	$ 268,283
Current portion of long-term loan payable	22,682	44,229
Other current liabilities	114,955	160,773
Other current liabilities - Related party	1,408	2,782
Total current liabilities	840,708	476,067

Non-current liabilities:
Loan payable - long term, net of current portion	90,324	88,063
Other noncurrent liabilities	-	6,317
	90,324	94,380

Total liabilities	931,032	570,447

Stockholders' equity:
Common stock; 100,000,000 shares authorized, $0.00001 par value; 40,143,940 and 39,583,773 shares issued	401	396
Additional paid in capital	19,085,519	14,957,227
Accumulated deficit	(16,637,416)	(12,607,722)
Accumulated other comprehensive loss	(22,586)	(30,967)
Total NuZee, Inc. shareholders' equity	2,425,918	2,318,934
Noncontrolling interest	152,777	93,131
Total stockholders' equity	2,578,695	2,412,065

Total liabilities and stockholders' equity	$ 3,509,727	$ 2,982,512

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31 ,2019	Three Months Ended March 31 ,2018	Six Months Ended March 31 ,2019	Six Months Ended March 31 ,2018
Revenues	$ 365,956	$ 390,653	$ 719,364	$ 747,532
Cost of sales	245,188	287,399	454,858	526,409
Gross Profit	120,768	103,254	264,506	221,123

Operating expenses	1,513,352	838,125	4,245,980	1,598,778
Loss from operations	(1,392,584)	(734,871)	(3,981,474)	(1,377,655)

Other income	81	8,544	4,266	9,051
Equity in loss of unconsolidated affiliate	-	(10,167)	-	(10,733)
Other expense	(41,109)	(3)	(44,353)	(3)
Interest expense	(751)	(766)	(1,208)	(1,479)
Net loss	(1,434,363)	(737,263)	(4,022,769)	(1,380,819)
Net loss attributable to noncontrolling interest	18,639	17,210	6,925	11,154
Net loss attributable to NuZee, Inc.	($1,453,002)	($754,473)	($4,029,694)	($1,391,973)

Basic and diluted loss per common share	$ (0.04)	$ (0.02)	$ (0.10)	$ (0.04)

Basic and diluted weighted average number of common stock outstanding	39,720,202	36,267,298	39,795,817	35,580,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For the three months ended March 31	2019	2018	2019	2018	2019	2018
Net income (loss)	$ (1,453,002)	$ (754,473)	$ 18,639	$ 17,210	$ (1,434,363)	$ (737,263)

Foreign currency translation	(2,947)	9,908	47,866	4,247	44,919	14,155
Total other comprehensive loss, net of tax	(2,947)	9,908	47,866	4,247	44,919	14,155
Comprehensive income (loss)	$ (1,455,949)	$ (744,565)	$ 66,505	$ 21,457	$ (1,389,444)	$ (723,108)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For the six months ended March 31	2019	2018	2019	2018	2019	2018
Net income (loss)	$ (4,029,694)	$ (1,391,973)	$ 6,925	$ 11,154	$ (4,022,769)	$ (1,380,819)

Foreign currency translation	8,381	9,705	52,721	4,160	61,102	13,865
Total other comprehensive loss, net of tax	8,381	9,705	52,721	4,160	61,102	13,865
Comprehensive income (loss)	$ (4,021,313)	$ (1,382,268)	$ 59,646	$ 15,314	$ (3,961,667)	$ (1,366,954)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee , Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)

						Accumulated
			Additional			other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	capital	deficit	interest	income	Total

Balance September 30, 2018	39,583,773	$ 396	$ 14,957,227	$ (12,607,722)	$ 93,131	$ (30,967)	$ 2,412,065

Common shares issued for cash	350,673	3	1,494,802	-	-	-	1,494,805
Common stock used to settle payables	15,354	-	107,478	-	-	-	107,478
Stock option expense	-	-	1,789,751	-	-	-	1,789,751
NuZee foreign currency gain (loss)	-	-	-	-	4,855	11,328	16,183
Net loss for the perod				(2,576,692)	(11,714)		(2,588,406)

Balance December 31, 2018	39,949,800	399	18,349,258	(15,184,414)	86,272	(19,639)	3,231,876
							-
Common shares issued for cash	41,610	-	228,204	-	-	-	228,204
Stock issuance costs			(27,628)	-	-	-	(27,628)
Common stock issued for services	150,000	2	37,498	-	-	-	37,500
Common stock issued to settle payables	2,530	-	16,445	-	-	-	16,445
Stock option expense	-	-	481,742	-	-	-	481,742
NuZee foreign currency gain (loss)				-	47,866	(2,947)	44,919
Net loss for the period				(1,453,002)	18,639	-	(1,434,363)

Balance March 31, 2019	40,143,940	$ 401	$ 19,085,519	$ (16,637,416)	$ 152,777	$ (22,586)	$ 2,578,695

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee , Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)

						Accumulated
			Additional			other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	capital	deficit	interest	income	Total

Balance September 30, 2017	34,720,538	$ 347	$ 9,718,648	$ (9,030,551)	$ 92,857	$ (20,680)	$ 760,621

Subscription receivable from issuance of common stock	300,000	3	152,997	-	-	-	153,000
Common shares issued for cash	998,254	10	509,100	-	-	-	509,110
Stock option expense	-	-	133,486	-	-	-	133,486
Other comprehensive loss	-	-	-	-	(87)	(203)	(290)
Net loss for the period	-	-	-	(637,500)	(6,056)	-	(643,556)

Balance December 31, 2017	36,018,792	360	10,514,231	(9,668,051)	86,714	(20,883)	912,371
							-
Common shares issued for cash	1,103,529	11	1,082,189	-	-	-	1,082,200
Stock option expense	-	-	116,023	-	-	-	116,023
Other comprehensive gain	-	-	-	-	4,247	9,908	14,155
Net loss for the period	-	-	-	(754,473)	17,210	-	(737,263)

Balance March 31, 2018	37,122,321	$ 371	$ 11,712,443	$ (10,422,524)	$ 108,171	$ (10,975)	$ 1,387,486

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
Operating activities:
Net loss	$ (4,022,769)	$ (1,380,819)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and Amortization	32,444	59,486
Option expense	2,271,493	249,509
Inventory impairment	23,656	-
Allowance for sales return	15,854	-
Loss on sale of assets	3,217	-
loss on settlement of payable	91,684	-
Equity in loss of unconsolidated affiliate	-	10,733
Change in operating assets and liabilities:
Accounts receivable	37,798	(25,847)
Accounts receivable - Related party	(49)	12,613
Inventories	(165,656)	(28,691)
Prepaid expense and other current assets	(47,638)	(67,397)
Other current assets - Related party	(681)	(4,677)
Other asset	(518)	-
Accounts payable	503,119	28,538
Deferred revenue	-	(72,750)
Other liabilities	(6,317)	-
Other current liabilities - related party	(1,374)	(15,028)
Accrued expense and other current liabilities	(45,818)	5,297
Net cash used by operating activities	(1,311,555)	(1,229,033)

Investing activities:
Purchase of equipment	(1,105,418)	(331,916)
Proceeds from sales of equipment	23,600	-
Net cash used in investing activities	(1,081,818)	(331,916)

Financing activities:
Proceeds from issuance of loan - short term - Related party	-	341,000
Stock issuance costs	(27,628)	-
Repayment of loans - short term - Related party	-	(341,200)
Repayment of loans	(22,228)	(23,196)
Payments on capital lease	-	(1,800)
Proceeds from issuance of common stock	1,723,009	1,744,310
Net cash provided by financing activities	1,673,153	1,719,114

Effect of foreign exchange on cash and cash equivalents	64,044	9,798

Net change in cash	(656,176)	167,963

Cash, beginning of period	1,806,666	347,327
Cash, end of period	$ 1,150,490	$ 515,290

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ 1,082
Cash paid for taxes	$ -	$ 800

Noncash investing and financing activities:
Stock issued to settle payables	$ 32,239	-
Stock issued for services	$ 37,500	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2019

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

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company incurred a net loss for the three months and six months ended March 31, 2019 and 2018, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Going Concern and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.

As of March 31, 2019, the Company had cash of  $1,150,490. The Company has not attained profitable operations since inception.

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

Major Customers

In the six months ended March 31, 2019 and 2018, revenue was primarily from major customers disclosed below.

Six months ended March 31, 2019:
Customer Name	Sales Amount	% of Total Revenue
Customer PO	$ 329,572	46%
Customer B	$ 60,384	8%
Customer C	$ 56,285	8%

Six months ended March 31, 2018:
Customer Name	SalesAmount	%ofTotalRevenue
Customer PO	$ 432,176	58%
Customer K	$ 77,750	10%

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

NuZee JAPAN Co., Ltd is the lessee of certain equipment under a capital lease extending through 2020. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments, or the fair value of the asset. Leased equipment is depreciated over a 6-year life. The leased equipment is reported in the accompanying consolidated balance sheets in property and equipment of $8,812 as of March 31, 2019. The capital lease liability is included in other current liabilities on the consolidated balance sheets.

Future minimum lease payments under capital lease obligations as of March 31, 2019 for each of the remaining fiscal years are as follows:

2019	$2,518
2020	$5,035
2021	$1,259
Total Minimum Lease Payments	$8,812

The Company leases office space with terms ranging from month to month to 32 months. Rent expense included in general and administrative expense for the six months ended March 31, 2019 and 2018 was $66,350 and $61,692, respectively.

2019	$49,570
2020	$59,732
Total Minimum Lease Payments	$109,302

Loan

On June 30, 2016, NuZee JP entered into a loan agreement with Tono Shinyo Kinko Bank. The Company borrowed the sum of approximately $145,758 to be repaid on or before June 5, 2021 at an annual interest rate of 1.2%. The loan is unsecured and guaranteed by a director. The outstanding balance on the loan at March 31, 2019 amounted to $60,901. On January 27, 2017, NuZee JP entered into a loan agreement with Nihon Seiaku Kouko. The Company borrowed the sum of approximately $87,268 to be repaid on or before January 20, 2022 at an interest rate of 0.16%. The loan is unsecured and not guaranteed by a director. The outstanding balance on the loan at March 31, 2019 amounted to $52,105. During the six months ended March 31, 2019, the Company made principal repayments on outstanding loan balances totaling $22,228.

The loan payments required for the next five years are as follows:

	Tono Shinyo Kinko Bank	Nihon Seisaku Kouko

2019	$ 13,534	$ 9,148
2020	27,067	18,297
2021	20,300	18,298
2022	-	6,362
Total Loan Payment	$ 60,901	$ 52,105

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

Foreign Currency Translation

The financial position and results of operations of the Company's foreign subsidiary is measured using the foreign subsidiary's local currency as the functional currency. Revenues and expenses of such subsidiary has been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustments comprising accumulated other comprehensive loss amounted to $(22,586) and ($30,967) as of March 31, 2019 and September 30, 2018, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At March 31, 2019 and September 30, 2018, the carrying value of inventory of $276,877 and $134,877 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	March 31, 2019	September 30, 2018
Raw materials	$ 52,936	$ 30,200
Finished goods	223,941	104,677
Less - Inventory reserve	-	-
Total	$ 276,877	$ 134,877

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases.  The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the consolidated balance sheet.   The accounting applied by a lessor is largely unchanged from that applied under previous GAAP.  The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP.  The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

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

2. GEOGRAPHIC CONCENTRATION

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis.

Information about the Company’s geographic operations are as follows:

Geographic Concentrations

	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
Net Revenue:
North America	$ 295,619	$ 266,836
Japan	388,658	480,696
South Korea	35,087	-
	$ 719,364	$ 747,532

Property and equipment, net:	March 31, 2019	September 30, 2018
North America	$ 1,177,813	$ 508,711
Japan	8,640	7,864
South Korea	539,834	157,818
	$ 1,726,287	$ 674,393

3. RELATED PARTY TRANSACTIONS

Sales, Purchases and Operating Expenses

For the six months ended March 31, 2019 and 2018, NuZee JP sold their products to EHCL, and the sales to them totaled approximately $2,628 and $2,805, respectively. The corresponding accounts receivable balance from EHCL was $271 and $222 as of March 31, 2019 and September 30, 2018, respectively.

EHCL leased an employee to NuZee JP with no fee during the six months ended March 31, 2019.

NuZee Investment leased an employee to Contlus. Contlus is the Company’s related party as the Company holds 50% of their issued shares. Contlus has payable balance of $34,568 as of March 31, 2019.

Rent

During October 2016, NuZee JP entered into a rental agreement of an office space with NuZee Co., Ltd.   The Company agrees to pay $1,169 per month for the office on the last day of each month. There is no set expiration date on the agreement.

During September 2016, the Company entered into a rental agreement of an office space and warehouse with EHCL. The Company agrees to pay $1,213 per month for the office and the warehouse on the last day of each month. The term of this agreement is 3 years and will be automatically renewed. At March 31, 2019, the payable balance under this lease was $1,408.

During February 2015, the Company entered into a rental agreement of a warehouse with Eguchi Steel Co.,Ltd (“ESCL”). The Company agrees to pay $449 per month for the warehouse on the last day of each month. There is no set expiration date on the agreement. ESCL is the Company’s related party as they are controlled by Katsuyoshi Eguchi who is a director and the minority owner of NuZee JP.

4. COMMON STOCK

During the six months ended March 31, 2019, the Company sold 392,283 shares of common stock at a weighted average price of $4.39 per share, for an aggregate purchase price of $1,723,009 as well as incurred $27,628 in stock issuance costs. The proceeds will be used for general corporate purposes.

During the six months ended March 31, 2019, the Company issued 17,884 shares to  settle payables amounting to $32,239. The Company recognized a loss on settlement of payables of $91,684 for the six months ended March 31, 2019.

During the six months ended March 31, 2019, the Company issued 150,000 shares to satisfy a previously committed service obligation of $37,500.

5.  STOCK OPTIONS

The following table summarizes stock option activity for six months ended March 31, 2019:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life (years)	Intrinsic Value
Outstanding at September 30, 2018	3,942,000	$ 0.78	8.9	$ 4,407,160
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at March 31, 2019	3,942,000	$ 0.78	8.5	22,540,360

Exercisable at March 31, 2019	632,000	$ 0.54	8.0	$ 3,768,160

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expenses of $2,271,493 for six months ended March 31, 2019. Unamortized option expense as of March 31, 2019, for all options outstanding amounted to approximately $4,743,539. These costs are expected to be recognized over a weighted-average period of 2.1 years. The Company recognized stock option expenses of $249,509 for six months ended March 31, 2018.

A summary of the status of the Company’s nonvested shares as of March 31, 2019, is presented below:

Nonvested options

Number of
Nonvested Shares
Nonvested shares at September 30, 2018	3,310,000
Granted	-
Exercised	-
Forfeited	-
Vested	-
Nonvested shares at March 31, 2019	3,310,000

6. SUBSEQUENT EVENTS

On April 23, 2019, we entered into the “Third Amendment to Lease” with our current landlord in Vista California. Under the terms of this lease we added 2,134 square feet to our facility. After this expansion, we will have 5,643 square feet spaced leased by the landlord with an additional 1,108 square feet subleased from another tenant (total 6,751 square feet). All of this space will co-terminate on May 31, 2020. The additional space will increase our monthly rent by approximately $2,347.

On April 15, 2019, we sold 20,000 shares for $5.46 per share for a total of $109,200.

On May 7, 2019, we entered into a lease of 16,603 square-foot facility in Plano, Texas. The lease begins on June 1, 2019 and expires on June 30, 2024, and the base rent begins at $9,615.90 per month and increases periodically reaching $10,822.78 per month in the final year of the lease. The base rent does not include the Company's share of operating expenses which are currently $3,348.27 per month and could increase up to 10% per year. This facility will become our future single serve pour over co-packing hub.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue. For the three months ended March 31, 2019, our revenue decreased approximately 6% compared with the same time period in 2018. This decrease is primarily related to the decrease in sales in U.S. as a result of a shift in focus from direct to customer sales versus co-packing for large well-established companies as well as the recent focus away from K-Cup sales. During this period, we were also preparing our facilities and processes for this expected shift.

Gross Profit. For the three months ended March 31, 2019, we earned a total gross profit of $120,768 from sales of our products and co-packing services.  The margin rate was 33% for the three months ended March 31, 2019, and 26% for the three months ended March 31, 2018. This increase in margin is driven by lower material costs and efficiencies gained in our production process over these time periods.

Expenses. For the three months ended March 31, 2019, our Company’s operating expenses totaled $1,513,352 versus $838,125 for the same period in the prior year. This increase is a reflection of an increase in employee costs and related costs as well as legal and costs for consultants.

Net Loss.  For the three months ended March 31, 2019, we generated net losses of $1,453,002 versus $754,473 for the same period in the prior year. This loss was attributed to an increase operating expenses due to greater employee and related costs as well as greater legal and costs for consultants.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

Revenue. For the six months ended March 31, 2019, our revenue decreased approximately 4% compared with the same time period in 2018. This decrease is primarily related to the decrease in sales in U.S. as a result of a shift in focus from direct to customer sales as well as the focus away K-Cup sales.

Gross Profit. For the six months ended March 31, 2019, we earned a total gross profit of $264,506 from sales of our products and co-packing services.  The margin rate was 37% for the six months ended March 31, 2019, and 30% for the six months ended March 31, 2018. This increase in margin is driven by lower material costs and efficiencies gained in our production process over these time periods.

Expenses. For the six months ended March 31, 2019, our Company’s operating expenses totaled $4,245,980 versus $1,598,778 for the same period in the prior year. This increase is a reflection of an increase in employee costs and related costs as well as legal and costs for consultants.

Net Loss.  For the six months ended March 31, 2019, we generated net losses of $4,029,694 versus $1,391,973 for the same period in the prior year. This loss was attributed to an increase operating expenses due to greater employee and related costs as well as greater legal and costs for consultants.

Liquidity and Capital Resources

As of March 31, 2019, we had a cash balance of $1,150,490 and $1,806,666 as of September 31, 2018; this decrease was primarily due to operating losses sustained by the Company.

Accounts receivable decreased $53,381 due to lower sales volumes in the period and inventories increased about 105% since September 30, 2018.  Inventories increase in preparation of known orders and ramp up in production at NuZee Korea.

Our current ratio of 2.1 as of March 31, 2019 reflects a decrease in working capital due to losses sustained by the Company compared to 4.7 as of September 30, 2018.

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

Our current cash balance as of March 31, 2019, is not sufficient to fund our operations for the next twelve months. Therefore, the Company intends to engage in additional financing through the sale of equity securities.

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

None.

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our Form 10-K filed on February 11, 2019

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2019, the Company sold 41,610 shares of common stock at $5.48 per share, for an aggregate purchase price of $228,204. The proceeds will be used for general corporate purposes. Also during the quarter the Company issued 150,000 shares for previously agreed services and issued 2,530 shares to settle certain payables.

On April 15, 2019, we sold 20,000 shares for $5.46 per share for a total of $109,200.

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

Date:	May 15, 2019	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer)
		By:	/s/ Shanoop Kothari
Shanoop Kothari, Chief Financial Officer (Principal Financial Officer)