Form 10-Q
period 2019-06-30
NuZee, Inc.
filed 2019-08-14
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File No. 000-55157

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 9, 2019, NuZee, Inc. had 40,865,736 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act, as amended (the “Exchange Act”), Such forward-looking statements reflect the views of NuZee, Inc. (hereinafter "NuZee" or the "Company") with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our Company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance, or any other matters, are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as "estimate," "expects", "project," "predict," "believe," "expect," "anticipate," "target," "plan," "intend," "seek," "goal," "will," "should," "may," "targets" or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: dilution of shareholder investments as a result of necessary capital raises, expenditures to produce and distribute our product, changes in sale levels, changes in the nutritional beverage market, competitor growth, third-party relationship dependent growth, changes in health benefits of our ingredients as a result of subsequent studies, general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services, and prices.

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

Item 1. Financial Statements.

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash	$ 3,061,430	$ 1,806,666
Accounts receivable, net	357,982	144,632
Accounts receivable - Related party	117	222
Inventories, net	289,856	134,877
Other current assets	279,566	134,632
Other current assets - Related party	34,568	33,887
Total current assets	4,023,519	2,254,916

Property and equipment, net	1,987,751	674,393

Other assets:
Goodwill	17,112	17,112
Customer List, net	25,818	34,424
Other asset	2,316	1,667
	45,246	53,203

Total assets	$ 6,056,516	$ 2,982,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 570,189	$ 268,283
Current portion of long-term loan payable	24,468	44,229
Other current liabilities	124,631	160,773
Other current liabilities - Related party	1,068	2,782
Total current liabilities	720,356	476,067

Non-current liabilities:
Loans payable - long term, net of current portion	263,974	88,063
Other noncurrent liabilities	-	6,317
	263,974	94,380

Total liabilities	984,330	570,447

Stockholders' equity:
Common stock; 100,000,000 shares authorized, $0.00001 par value;
40,762,740 and 39,583,773 shares issued	408	396
Additional paid in capital	31,034,953	14,957,227
Accumulated deficit	(26,043,919)	(12,607,722)
Accumulated other comprehensive loss	(66,002)	(30,967)
Total NuZee, Inc. shareholders' equity	4,925,440	2,318,934
Noncontrolling interest	146,746	93,131
Total stockholders' equity	5,072,186	2,412,065

Total liabilities and stockholders' equity	$ 6,056,516	$ 2,982,512

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30 ,2019	Three Months Ended June 30,2018	Nine Months Ended June 30 ,2019	Nine Months Ended June 30 ,2018
Revenues	$ 585,202	$ 271,317	$ 1,304,566	$ 1,018,849
Cost of sales	469,045	173,088	923,903	699,497
Gross Profit	116,157	98,229	380,663	319,352

Operating expenses	9,514,003	731,827	13,668,299	2,330,605
Loss from operations	(9,397,846)	(633,598)	(13,287,636)	(2,011,253)

Other income	10,158	7	14,424	9,058
Equity in loss of unconsolidated affiliate	-	-	-	(10,733)
Other expense	(4,768)	(5,751)	(140,805)	(5,754)
Interest expense	(1,471)	(521)	(2,679)	(2,000)
Net loss	(9,393,927)	(639,863)	(13,416,696)	(2,020,682)
Net income (loss) attributable to noncontrolling interest	12,576	(6,124)	19,501	5,030
Net loss attributable to NuZee, Inc.	($9,406,503)	$ (633,739)	($13,436,197)	$ (2,025,712)

Basic and diluted loss per common share	$ (0.23)	$ (0.02)	($0.34)	$ (0.06)

Basic and diluted weighted average number of common stock outstanding	40,237,622	37,330,769	40,059,015	36,305,238

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For the three months ended June 30	2019	2018	2019	2018	2019	2018
Net income (loss)	$ (9,406,503)	$ (633,739)	$ 12,576	$ (6,124)	$ (9,393,927)	$ (639,863)

Foreign currency translation	(43,416)	(12,786)	(18,607)	(3,364)	(62,023)	(16,150)
Total other comprehensive loss, net of tax	(43,416)	(12,786)	(18,607)	(3,364)	(62,023)	(16,150)
Comprehensive loss	$ (9,449,919)	$ (646,525)	$ (6,031)	$ (9,488)	$ (9,455,950)	$ (656,013)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For the nine months ended June 30	2019	2018	2019	2018	2019	2018
Net income (loss)	$ (13,436,197)	$ (2,025,712)	$ 19,501	$ 5,030	$ (13,416,696)	$ (2,020,682)

Foreign currency translation	(35,035)	(3,081)	34,114	796	(921)	(2,285)
Total other comprehensive income (loss), net of tax	(35,035)	(3,081)	34,114	796	(921)	(2,285)
Comprehensive income (loss)	$ (13,471,232)	$ (2,028,793)	$ 53,615	$ 5,826	$ (13,417,617)	$ (2,022,967)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee , Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

						Accumulated
			Additional			other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	capital	deficit	interest	income	Total

Balance September 30, 2018	39,583,773	$ 396	$ 14,957,227	$ (12,607,722)	$ 93,131	$ (30,967)	$ 2,412,065

Common shares issued for cash	350,673	3	1,494,802	-	-	-	1,494,805
Common stock issued to settle payables	15,354	-	107,478	-	-	-	107,478
Stock option expense	-	-	1,789,751	-	-	-	1,789,751
NuZee foreign currency gain (loss)	-	-	-	-	4,855	11,328	16,183
Net loss for the period	-	-	-	(2,576,692)	(11,714)	-	(2,588,406)

Balance December 31, 2018	39,949,800	399	18,349,258	(15,184,414)	86,272	(19,639)	3,231,876

Common shares issued for cash	41,610	-	228,204	-	-	-	228,204
Stock issuance costs			(27,628)	-	-	-	(27,628)
Common stock issued for services	150,000	2	37,498	-	-	-	37,500
Common stock issued to settle payables	2,530	-	16,445	-	-	-	16,445
Stock option expense	-	-	481,742	-	-	-	481,742
NuZee foreign currency gain (loss)	-	-	-	-	47,866	(2,947)	44,919
Net income (loss) for the period	-	-	-	(1,453,002)	18,639	-	(1,434,363)

Balance March 31, 2019	40,143,940	401	19,085,519	(16,637,416)	152,777	(22,586)	2,578,695

Common shares issued for cash	618,800	7	3,612,176	-	-	-	3,612,183
Stock option expense	-	-	8,337,258	-	-	-	8,337,258
NuZee foreign currency gain (loss)	-	-	-	-	(18,607)	(43,416)	(62,023)
Net income (loss) for the period	-	-	-	(9,406,503)	12,576	-	(9,393,927)

Balance June 30, 2019	40,762,740	$ 408	$ 31,034,953	$ (26,043,919)	$ 146,746	$ (66,002)	$ 5,072,186

						Accumulated
			Additional			other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	capital	deficit	interest	income	Total

Balance September 30, 2017	34,720,538	$ 347	$ 9,718,648	$ (9,030,551)	$ 92,857	$ (20,680)	$ 760,621

Subscription receivable from issuance of common stock	300,000	3	152,997	-	-	-	153,000
Common shares issued for cash	998,254	10	509,100	-	-	-	509,110
Stock option expense	-	-	133,486	-	-	-	133,486
Other comprehensive loss	-	-	-	-	(87)	(203)	(290)
Net loss for the period	-	-	-	(637,500)	(6,056)	-	(643,556)

Balance December 31, 2017	36,018,792	360	10,514,231	(9,668,051)	86,714	(20,883)	912,371
							-
Common shares issued for cash	1,103,529	11	1,082,189	-	-	-	1,082,200
Stock option expense	-	-	116,023	-	-	-	116,023
Other comprehensive gain	-	-	-	-	4,247	9,908	14,155
Net income (loss) for the period	-	-	-	(754,473)	17,210	-	(737,263)

Balance March 31, 2018	37,122,321	371	$ 11,712,443	$ (10,422,524)	$ 108,171	$ (10,975)	$ 1,387,486

Common shares issued for cash	728,852	7	$ 784,345	-	-	-	784,352
Stock option expense	-	-	117,199	-	-	-	117,199
Other comprehensive loss	-	-	-	-	(3,364)	(12,786)	(16,150)
Net loss for the period	-	-	-	(633,739)	(6,124)	-	(639,863)

Balance June 30, 2018	37,851,173	$ 378	$ 12,613,987	$ (11,056,263)	$ 98,683	$ (23,761)	$ 1,633,024

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018

Operating activities:
Net loss	$ (13,416,696)	$ (2,020,682)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and Amortization	165,752	103,587
Option expense	10,608,751	366,708
Inventory impairment	27,983	20,048
Allowance for sales return	22,510	4,438
Loss on sale of assets	6,096	-
Loss on settlement of payable	91,684	-
Equity in loss of unconsolidated affiliate	-	10,733
Common stock issued for services	37,500	-
Change in operating assets and liabilities:
Accounts receivable	(235,860)	1,020
Accounts receivable - Related party	105	11,985
Inventories	(182,962)	(119,119)
Prepaid expense and other current assets	(144,934)	(195,166)
Other current assets - Related party	(681)	29,871
Other asset	(649)	-
Accounts payable	116,005	35,474
Deferred revenue	-	(72,750)
Other liabilities	(6,317)	-
Other current liabilities - related party	(1,714)	1,768
Accrued expense and other current liabilities	(36,142)	(6,235)
Net cash used by operating activities	(2,949,569)	(1,828,320)

Investing activities:
Purchase of equipment	(1,243,933)	(391,855)
Proceeds from sales of equipment	23,600	-
Net cash used in investing activities	(1,220,333)	(391,855)

Financing activities:
Proceeds from issuance of loan - Related party	-	341,000
Repayment of loans - Related party	-	(341,200)
Repayment of loans	(32,580)	(34,571)
Borrowing of loans	147,081	-
Payments on capital lease	-	(2,683)
Stock issuance cost	(27,628)	-
Proceeds from issuance of common stock	5,335,192	2,528,662
Net cash provided by financing activities	5,422,065	2,491,208

Effect of foreign exchange on cash and cash equivalents	2,601	(2,792)

Net change in cash	1,254,764	268,241

Cash, beginning of period	1,806,666	347,327
Cash, end of period	$ 3,061,430	$ 615,568

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 183	$ 1,082
Cash paid for taxes	$ -	$ 800

Noncash investing and financing activities:
Stock issued to settle payables	$ 32,239	-
Equipment purchased through debt	$ 38,127	-
Equipment purchased on credit	$ 218,140	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2019

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of NuZee, Inc. (together with its subsidiaries, referred to herein as the “Company”, “we” or “NuZee”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended September 30, 2018 as filed with the SEC. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss. Reclassification adjustments are amounts reclassified to other expense that were recognized in operating expense in the previous period.

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

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company incurred a net loss for the three months and nine months ended June 30, 2019 and 2018, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Going Concern and Capital Resources

Since its inception on July 15, 2011, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.

As of June 30, 2019, the Company had cash of $3,061,430. The Company has not attained profitable operations since inception.

The accompanying consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. The Company has had limited revenues, recurring losses, an accumulated deficit and is dependent on its majority shareholder to provide additional funding for operating expenses. These items raise substantial doubt as to the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence is dependent upon management's ability to develop profitable operations, continued contributions from the Company's executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company's products and business.

Major Customers

In the nine months ended June 30, 2019 and 2018, revenue was primarily from major customers disclosed below.

Nine months ended June 30, 2019:
Customer Name	Sales Amount	% of Total Revenue
Customer A	$ 333,971	26%
Customer B	$ 254,765	20%
Customer C	$ 153,167	12%
Customer D	$ 109,618	8%

Nine months ended June 30, 2018:
Customer Name	SalesAmount	%ofTotalRevenue
Customer A	$ 590,304	58%
Customer B	$ 77,750	8%

Lease

The Company evaluates each lease for classification as either a capital lease or an operating lease. If substantially all of the benefits and risks of ownership have been transferred to the Company as lessee, the Company records the lease as a capital lease at its inception. The Company performs this evaluation at the inception of the lease and when a modification is made to the lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company recognizes the lease expense on a straight-line basis over the lease term.

NuZee JAPAN Co., Ltd is the lessee of certain equipment under a capital lease extending through 2020. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments, or the fair value of the asset. Leased equipment is depreciated over a 6-year life. The leased equipment is reported in the accompanying consolidated balance sheets in property and equipment of $8,988 as of June 30, 2019. The capital lease liability is included in other current liabilities on the consolidated balance sheets.

Future minimum lease payments under capital lease obligations as of June 30, 2019 for each of the remaining fiscal years are as follows:

2019	$1,498
2020	$5,992
2021	$1,498
Total Minimum Lease Payments	$8,988

On April 23, 2019, we entered into the "Third Amendment to Lease" with our current landlord in Vista California. Under the terms of this lease we added 2,134 square feet to our facility. After this expansion, we will have 5,643 square feet spaced leased by the landlord with an additional 1,108 square feet subleased from another tenant (total 6,751 square feet). All of this space will co-terminate on May 31, 2020. The additional space will increase our monthly rent by approximately $2,347.

On May 7, 2019, we entered into a lease of 16,603 square-foot facility in Plano, Texas. The lease begins on June 1, 2019 and expires on June 30, 2024, and the base rent begins at $9,616 per month and increases periodically reaching $10,823 per month in the final year of the lease. The base rent does not include the Company's share of operating expenses which are currently $3,348 per month and could increase up to 10% per year. This facility will become our future single serve pour over co-packing hub.

The Company leases office space with terms ranging from month to month to 61 months. Rent expense included in general and administrative expense for the nine months ended June 30, 2019 and 2018 was $99,526 and $107,706, respectively.

2019	$80,709
2020	$234,908
2021	$159,923
2022	$163,516
2023	$167,216
2024	$127,539
Total Minimum Lease Payments	$933,811

Loans

On June 30, 2016, NuZee JP entered into a loan agreement with Tono Shinyo Kinko Bank. The Company borrowed the sum of approximately $145,758 to be repaid on or before June 5, 2021 at an annual interest rate of 1.2%. The loan is unsecured and guaranteed by a director. The outstanding balance on the loan at June 30, 2019 amounted to $55,605. On January 27, 2017, NuZee JP entered into a loan agreement with Nihon Seiaku Kouko. The Company borrowed the sum of approximately $87,268 to be repaid on or before January 20, 2022 at an interest rate of 0.16%. The loan is unsecured and not guaranteed by a director. The outstanding balance on the loan at June 30, 2019 amounted to $48,814. During the nine months ended June 30, 2019, the Company made principal repayments on outstanding loan balances totaling $32,580.

On April 1, 2019, NuZee purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at June 30, 2019 amounted to $36,942.

On February 15, 2019 NuZee KR entered into equipment financing for production equipment with ShinHan Bank for $60,563. In June 28, 2019 NuZee KR purchased additional equipment and increased the loan with ShinHan Bank by $86,518. The financing has a term of 36 months at a rate of 4.33%. Principal payments began in July of 2019. The outstanding balance on this loan at June 30, 2019 amounts to $147,081.

The loan payments required for the next five years are as follows:

	Tono Shinyo Kinko Bank	Nihon Seisaku Kouko	Ford Motor Credit	ShinHan Bank

2019	$ 6,951	$ 4,699	$ 1,746	$ 11,702
2020	27,802	18,793	7,286	47,797
2021	20,852	18,794	7,500	49,420
2022	-	6,528	7,720	38,162
2023	-	-	7,947	-
2024	-	-	4,743	-
Total Loan Payment	$ 55,605	$ 48,814	$ 36,942	$ 147,081

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). The new standard’s core principle is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The principles in the standard are applied in five steps: 1) Identify the contract(s) with a customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations in the contract; and 5) Recognize revenue when (or as) the entity satisfies a performance obligation. We adopted Topic 606 as of October 1, 2018 on a modified retrospective basis. The adoption of Topic 606 does not have a material impact on our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.

Foreign Currency Translation

The financial position and results of operations of each of the Company's foreign subsidiary are measured using the foreign subsidiary's local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustments comprising accumulated other comprehensive loss amounted to ($66,002) and ($30,967) as of June 30, 2019 and September 30, 2018, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At June 30, 2019 and September 30, 2018, the carrying value of inventory of $289,856 and $134,877 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	June 30, 2019	September 30, 2018
Raw materials	$ 35,505	$ 30,200
Finished goods	254,351	104,677
Total	$ 289,856	$ 134,877

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07 which simplifies several aspects of the accounting for non-employee transactions by stipulating that the existing accounting guidance for share-based payments to employees (accounted for under ASC Topic 718, "Compensation-Stock Compensation") will also apply to non-employee share-based transactions (accounted for under ASC Topic 505, "Equity"). ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of this ASU on its consolidated financial statements.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU was issued to address the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity.  The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments.  As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period.  The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

2. GEOGRAPHIC CONCENTRATION

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis.

Information about the Company’s geographic operations are as follows:

Geographic Concentrations

	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Net Revenue:
North America	$ 715,702	$ 368,321
Japan	549,431	650,528
South Korea	39,433	-
	$ 1,304,566	$ 1,018,849

Property and equipment, net:	June 30, 2019	September 30, 2018
North America	$ 1,543,862	$ 508,711
Japan	7,875	7,864
South Korea	436,014	157,818
	$ 1,987,751	$ 674,393

3. RELATED PARTY TRANSACTIONS

Sales, Purchases and Operating Expenses

For the nine months ended June 30, 2019 and 2018, NuZee JP sold their products to Eguchi Holdings Co., Ltd (“EHCL”), and the sales to them totaled approximately $3,174 and $3,198 respectively. The corresponding accounts receivable balance from EHCL was $117 and $222 as of June 30, 2019 and September 30, 2018, respectively.

EHCL leased an employee to NuZee JP with no fee during the nine months ended June 30, 2019.

NuZee Investment leased an employee to Contlus, Inc. (“Contlus”). Contlus is the Company’s related party as the Company holds 50% of Contlus’s issued shares. Contlus has payable balance of $34,568 as of June 30, 2019.

Rent

During October 2016, NuZee JP entered into a rental agreement of an office space with NuZee Co., Ltd.   The Company pays $1,169 per month for the office on the last day of each month on behalf of NuZee JP. There is no set expiration date on the agreement.

During September 2016, the Company entered into a rental agreement of an office space and warehouse with EHCL. The Company pays $1,213 per month for the office and the warehouse on the last day of each month. The term of this agreement is 3 years and the Company expects it will be automatically renewed. At June 30, 2019, the payable balance under this lease was $1,068.

During February 2015, the Company entered into a rental agreement of a warehouse with Eguchi Steel Co.,Ltd (“ESCL”). The Company pays $449 per month for the warehouse on the last day of each month. There is no set expiration date on the agreement. ESCL is the Company’s related party as they are controlled by Katsuyoshi Eguchi who is a director and the minority owner of NuZee JP.

4. COMMON STOCK

During the nine months ended June 30, 2019, the Company sold 1,011,083 shares of common stock at a weighted average price of $5.28 per share, for an aggregate purchase price of $5,335,192, as well as incurred $27,628 in stock issuance costs. The proceeds will be used for general corporate purposes. 78,608 shares out of the 1,011,083 shares were sold to Nuzee Co., Ltd for total purchase price of $459,855.

During the nine months ended June 30, 2019, the Company issued 17,884 shares of common stock to settle payables amounting to $32,239. The Company recognized a loss on settlement of payables of $91,684 for the nine months ended June 30, 2019.

During the nine months ended June 30, 2019, the Company issued 150,000 shares of common stock to satisfy a previously committed service obligation of $37,500.

5.  STOCK OPTIONS

The following table summarizes stock option activity for nine months ended June 30, 2019:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life (years)	Intrinsic Value
Outstanding at September 30, 2018	3,942,000	$ 0.78	8.9	$ 4,407,160
Granted	1,420,000	6.39
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2019	5,362,000	$ 2.30	8.6	95,077,360

Exercisable at June 30, 2019	732,000	$ 0.64	7.9	$ 14,168,160

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expenses of $10,608,751 for nine months ended June 30, 2019. Unamortized option expense as of June 30, 2019, for all options outstanding amounted to approximately $19,273,719. These costs are expected to be recognized over a weighted-average period of 1.7 years. The Company recognized stock option expenses of $366,708 for nine months ended June 30, 2018.

A summary of the status of the Company’s nonvested options as of June 30, 2019, is presented below:

Nonvested options

Number of
Nonvested Shares
Nonvested shares at September 30, 2018	3,310,000
Granted	1,420,000
Exercised	-
Forfeited	-
Vested	(100,000)
Nonvested shares at June 30, 2019	4,630,000

6. SUBSEQUENT EVENT

In July 2019, we sold 102,996 shares for $5.85 per share for an aggregate purchase price of $602,530 in private offerings pursuant to Regulation S, Regulation D or Section 4(a)(2) under the Securities Act.

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

Overview

We are a specialty coffee company and a leading U.S. single serve pour over coffee producer and co-packer. We also have single serve pour over coffee sales operations in Japan as well as manufacturing and sales operations in Korea. We own highly sophisticated packing equipment developed in Japan for pour over coffee production. We have certain exclusive agreements with equipment suppliers based in Japan that we believe significantly restrict our North American competitors access to this equipment or ability to grow. As such, we believe we are a leader in the pour over coffee market in North America.

Our co-packing customers include Gevalia ® Kaffe, a Kraft Heinz brand, Copper Cow Coffee, Alumbre Coffee, C&C Hawaii Coffee, Idyllwild Coffee and Virgin Islands Coffee.

Our operational approach has and will remain to develop and manufacture our products under strict guidelines for good manufacturing and food safety practices before releasing our products to the market.  We own our formulas.

By the end of the next calendar year, we are targeting that our pour over products will be 100% biodegradable or recyclable making them the most environmentally conscious single serve product in the market

Market Opportunity

As an emerging company in the functional beverage sector we are participating in a large growing market with historically growing sales. The functional beverage category is expected to reach $105 billion by 2021. Over 60% of US consumers drink coffee daily and roughly a third of consumers own a single serve cup machine, providing a large opportunity for our pour over single serve coffee products.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenue. For the three months ended June 30, 2019, our revenue increased approximately 116% compared with the same time period in 2018. This increase is primarily related to the increase in U.S. co-packing revenue from large well-established companies partially offset by a shift away from K-Cup sales and lower sales from our Japanese subsidiary.

Gross Profit. For the three months ended June 30, 2019, we earned a total gross profit of $116,157 from sales of our products and co-packing services, compared to $98,229 for the same period of 2018.  The margin rate was 20% for the three months ended June 30, 2019, and 36% for the three months ended June 30, 2018. This decrease in margin is driven by lower margins from our Japanese subsidiary due to large co-packing orders during this period, partially offset by greater margins in the U.S.

Expenses. For the three months ended June 30, 2019, our Company’s operating expenses totaled $9,514,003 versus $731,827 for the same period in the prior year. This increase is primarily related to an increase in stock compensation expense and, to a lesser extent, an increase in employee costs, legal costs and the costs for consultants.

Net Loss.  For the three months ended June 30, 2019, we generated net losses of $9,406,503 versus $633,739 for the same period in the prior year. This loss was attributed primarily to an increase operating expenses due to greater stock compensation expenses and, to a lesser extent, higher employee and related costs, legal costs, costs for consultants and lower margin rates.

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

Revenue. For the nine months ended June 30, 2019, our revenue increased approximately 28% compared with the nine months ended June 30, 2018. This increase is primarily related to the increase in co-packing revenue from large well-established companies partially offset by a shift away from K-Cup sales and lower sales from our Japanese subsidiary.

Gross Profit. For the nine months ended June 30, 2019, we earned a total gross profit of $380,663 from sales of our products and co-packing services, compared to $319,352 for the nine months ended June 30, 2018.  The margin rate was 29% for the nine months ended June 30, 2019, and 31% for the nine months ended June 30, 2018. This decrease in margin is driven by greater costs and inefficiencies due to learning curve on initial large co-packing orders during this period compared to a more established K-Cup business in the same period in the prior year.

Expenses. For the nine months ended June 30, 2019, our Company’s operating expenses totaled $13,668,299 versus $2,330,605 for the nine months ended June 30, 2018. This increase is primarily related to an increase in stock compensation expense and, to a lesser extent, an increase in employee costs, legal costs and the costs for consultants.

Net Loss.  For the nine months ended June 30, 2019, we generated net losses of $13,436,197 versus $2,025,712 for the nine months ended June 30, 2018. This loss was attributed primarily to an increase in operating expenses due to greater stock compensation expenses and, to a lesser extent, higher employee and related costs, legal costs, costs for consultants and lower margin rates.

Geographic Concentrations

Our operations are primarily split between two geographic areas: North America and Asia.

For the nine months ended June 30, 2019, net revenues attributable to our operations in North America totaled $715,702, compared to $368,321 of net revenues attributable to our operations in North America during the nine months ended June 30, 2018.

For the nine months ended June 30, 2019, net revenues attributable to our operations in Asia totaled $588,864, compared to $650,528 of net revenues attributable to our operations in Asia during the nine months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had a cash balance of $3,061,430 and $1,806,666 as of September 30, 2018; this increase was primarily due equity capital raised by the Company.

Accounts receivable were $357,982 at June 30, 2019 compared to $144,632 at September 30, 2018, representing an increase of $213,350 due to an increase in sales volumes in the period. Inventories as of June 30, 2019 increased about 115% since September 30, 2018, in preparation of known orders and ramp up in production at NuZee Korea.

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

Our current cash balance as of June 30, 2019, is not sufficient to fund our operations for the next twelve months. Therefore, the Company intends to engage in additional financing through the sale of equity securities. Subsequent to June 30, 2019, we sold 102,996 shares for $5.85 per share for an aggregate purchase price of $602,530 in private offerings pursuant to Regulation S, Regulation D or Section 4(a)(2) under the Securities Act.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.  Controls and Procedures

As of the end of the period covered by this Report, the Company’s management, including its principal executive officer and principal financial officer , evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure, and due to the material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the year ended September 30, 2018, which have not yet been remediated. Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. We will not consider these material weaknesses fully remediated until management has tested those internal controls and found them to be operating effectively.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the three-month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings None.

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our Form 10-K filed on February 11, 2019

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2019, the Company sold 618,800 shares of common stock at $5.84 per share, for an aggregate purchase price of $3,612,183. The proceeds will be used for general corporate purposes.

In July of 2019, we sold 102,996 shares for $5.85 per share for a total of $602,530.

All the investors were non-U.S. persons (as that term is defined in Regulation S of the Securities Act, as amended) who purchased in transactions outside of the United States.  In issuing shares to those investors, we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act, as amended.

Item 3. Defaults Upon Senior Securities None.

Item 4.   Mine Safety Disclosures Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION
10.1*	Multi-Tenant Industrial Triple Net Lease, dated May 9, 2019
between the Company and Icon Owner Pool I Texas LLC
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:	August 14, 2019	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer)
		By:	/s/ Shanoop Kothari
Shanoop Kothari, Chief Financial Officer (Principal Financial Officer)