Form 10-K
period 2019-09-30
NuZee, Inc.
filed 2019-12-26
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-176684

NUZEE, INC.
(exact name of registrant as specified in its charter)

Nevada	38-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1700 Capital Avenue Suite 100 Plano, TX 75074
(Address of principal executive offices)

Registrant’s telephone number, including area code -- (760) 295-2408

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	n/a	n/a

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer	☐		Accelerated Filer	☒
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is an Emerging growth company      ☐

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

The aggregate market value of the common shares held by non-affiliates of the Company calculated by taking the last sales price of the Company's common stock on March 31, 2019 was $147.7 million.

As of December 20, 2019, NuZee, Inc. had 13,729,104 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS.

Overview

Our Company

We are a specialty coffee company and, we believe, the leading single serve pour over coffee co-packer in the United States. Our mission is to leverage our position as a co-packer at the forefront of the North American single serve pour over coffee market to revolutionize the way single serve coffee is enjoyed in the United States. While the United States is our core market, we also have single serve pour over coffee sales operations in Japan as well as manufacturing and sales operations in Korea. In addition, we plan to opportunistically leverage our strengths and relationships to grow our proprietary NuZee and Coffee Blenders brands in the United States and select international markets.

We believe we are the only commercial-scale producer of single serve drip cup coffee and that we have contractual protections and certain other advantages in place within the North American market, as outlined by the factors described below. As we have with Kraft Heinz, and in particular their Gevalia Kaffe brand, and Royal Cup Coffee & Tea, we intend to leverage our position to be the commercial manufacturer of choice for major companies seeking to enter the single serve drip cup market in North America. We target existing large, high-margin companies and are paid per-package based on the number of single serve pour over drip cups produced by us. Accordingly, we consider our business model to be a form of tolling arrangement, as we receive a fee for almost every single serve drip cup our co-packing customers sell in the North American market. While we financially benefit from the success of our manufacturing customers through the sales of their respective single serve drip cup products, we are also able to avoid the risks associated with owning and managing the product and its related inventory. As these companies gain market acceptance of single serve drip cup coffee in North America, we plan to leverage that market expansion to further grow our own brands.

We may also consider co-packaging other products that are complementary to single serve pour over drip coffee and provides us with a deeper access to our customers, such as tea bag coffee.

Reverse Stock Split

On October 28, 2019, we completed a l-for-3 reverse stock split, which became effective on November 12, 2019 (the “Reverse Split”). The accompanying financial statements and notes to the financial statements give retroactive effect to the Reverse Split for all periods presented. The shares of common stock retained a par value of $0.00001 per share. Accordingly, the stockholders’ equity reflects the Reverse Split by reclassifying from “common stock” to “additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the Reverse Split.

What is single serve pour over coffee?

Single serve pour over coffee, or hand drip coffee, is a traditional and time-honored technique that pours hot water onto ground coffee with a filter. Proponents of drip coffee believe this method makes better coffee. Single serve pour over coffee uses the same technique without a machine, with the coffee flowing straight into a cup using only hot water and the prepacked coffee filter. The image below compares our single serve pour over coffee to other varieties of hot beverages.

Revolutionizing the single serve coffee market in North America

Prior to the success of coffee pods within the last two decades, coffee was primarily consumed at home and via traditional pot-based drip brewers and, to a lesser extent, instant coffee. Pot-based brewers are typically known for good quality coffee that produces multiple cups but not well-suited for single serve alternatives. In recent years with the advent of coffee pods and increased coffee consumption outside the home, the North American market has been focused on speed and convenience. Coffee pods addressed the need for a single serve coffee solution that was viewed as superior to instant coffee. As coffee consumption has also moved outside the home in recent years, consumer preferences have also changed, leading to greater demand for higher quality coffee alternatives, particularly from younger consumers such as millennials.

Moreover, we believe the typical consumer is increasingly focused on the environmental impact of the product, as well as the taste and quality of the ingredients. We anticipate that pod-based, single serve coffee will face increasing pressure given their heavy reliance on the use of plastics. In our view, consumer preferences in North America have evolved over the last decade to substantially mirror those of Japanese consumers, who have traditionally focused on the taste, eco-footprint and quality of ingredients. Machine-based single serve coffee, which represents approximately 32% of the market in North America, we believe has an immaterial amount of market share in Japan. Single serve drip cups represent approximately 2.5 billion units annually in Japan.

The saturation of coffee pods in the North American market, coupled with changing tastes, provides our single serve drip cups with a substantial market opportunity in North America. Our single serve drip cup solution also has a number of advantages over other single serve coffee alternatives:

•Our single serve drip coffee packaging is fully recyclable and does not use any plastics. The majority of the packaging is paper based and biodegradable, while the foil used to package the filter for freshness is recyclable.

•Our solution is portable and does not require a machine. Therefore, the consumer investment required to try our product is very minimal (as opposed to machine based solutions). Single serve drip cups can easily travel and have a number of consume-later applications not available to machine based solutions (camping, travel, office, etc.).

•We believe single serve drip coffee is more hygienic than other, machine-based single serve alternatives. For example, the use of a machine requires cleaning and maintenance. If not periodically cleaned or if spent pods are not removed timely, the pods can lead to poor taste and bacterial growth.

•Unlike machine-based drip systems, the single serve drip coffee is brandable to the cup level.

Why NuZee?

We seek to establish ourselves as the leading single serve pour over co-packer of single serve pour over coffee for the North American market, and to expand our own brands as single serve pour over coffee gains market acceptance. We believe that top tier brands that want to compete in the North American single serve pour over coffee market will demand the highest levels of quality from their suppliers. We further believe that, as a result of our exclusivity agreement, Level 2 SQF Certification from the Safe Quality Food Institute, operational knowledge and recently announced co-packing arrangements with Kraft Heinz and Royal Cup Coffee & Tea, we are the leader in the single serve pour over coffee market in North America. As a result, we feel we are well positioned to be the co-packer of choice for companies offering single serve pour over coffee products in the North American market.

We own sophisticated packing equipment developed by East Asian companies for pour over coffee production. We believe these manufacturers are the world leaders for supplying pour over coffee production. We have entered into a written exclusivity agreement with the premier supplier of the type of high-quality packing equipment we use for our products, FUSO Industries Co. Ltd. (“FUSO”), which we believe significantly restricts our North American competitors’ access to this equipment. While our agreement with FUSO provides for a six month cancelation provision, due to the development of our co-packing business over the past several years, we are currently in active negotiations with FUSO as we aim to extend the period of exclusivity and amend our agreement to modify or eliminate the rights to termination. While lower-grade equipment alternatives do exist, availability is extremely limited for the top-grade equipment that generates co-packing products to the exacting specifications we believe large, established companies will demand. For example, the current wait time for the production and delivery of co-packing machinery of the type we use in our Vista, California plant is approximately two years. We understand that as the single serve drip cup gains momentum in the North American market we will face increasing competition. However, we believe we have a significant head start against any new potential commercial manufacturers in that (i) we have an exclusive arrangement with the premier equipment manufacturer, (ii) we have, and continue to develop, manufacturing expertise on increasingly complex and larger orders,

(iii) we have experience dealing with companies of all sizes and their specific requirements (from small roasters to international companies) and (iv) we have SQF Level 2 certification.

We received Level 2 SQF Certification from the Safe Quality Food Institute, which is a customary requirement to produce for large multi-national and international companies. Obtaining Level 2 SQF Certification may take more than a year to achieve. We are also certified as fair trade, organic, kosher and halal.

Our primary focus is the development of single serve pour over coffee in the North American market targeting the individual consumer for use at home and office or other settings that would benefit from single serve pour over products, such as our recent expansion into the lodging market through our arrangement with Royal Cup Coffee & Tea, and positioning ourselves as the leading commercial-scale co-packer of single serve pour over coffee products. We may also look to co-package other products that are complementary to single serve pour over drip coffee and provides us with a deeper access to our customers, such as tea bag coffee. The competitive landscape for our services and products can be illustrated as follows:

Since 2016, we have been primarily focused on single serve pour over coffee production. Over this time we have developed expertise in the operation of our sophisticated packing equipment and the related production of the single serve pour over product at both our Vista, California facility and at our production operations in Korea. We plan to carry over this expertise to our recently announced Plano, Texas manufacturing facility, which will serve as our new single serve pour over co-packing hub and corporate headquarters to capture the location’s logistical advantages and lower cost structure.

Our sources of revenue

Co-packing

We operate as a third-party contract packager for the finished goods of other major companies operating in the coffee beverage industry. Under these arrangements, we produce and package coffee products according to our customers’ formulations and specifications. We currently focus on fostering co-packing arrangements with larger companies developing pour over coffee products. For example, we recently entered into co-packing agreements with Kraft Heinz, under their Gevalia Kafee® brand, and Royal Cup Coffee & Tea.

In addition to larger companies, we package for smaller companies that have significant growth potential. For example, we started packaging for Copper Cow in July 2017 and continue to do so today. Copper Cow started with smaller batch, single product SKUs but over the years has meaningfully increased order sizes as well as the number of SKUs. We are continually looking for new exciting companies to work with and grow with like Copper Cow.

A select list of our current co-packing customers include: Gevalia Kafee (Kraft Heinz), Royal Cup Coffee & Tea, Copper Cow Coffee, Alumbre Coffee, C&C Hawaii Coffee, Lion Coffee, Idyllwild Coffee and Virgin Islands Coffee.

NuZee branded products

We have developed products and brands for the primary reason of providing completed finished products to showcase to potential co-packing customers. Our products effectively serve as a sort of “sample” to potential customers that include high quality packaging and coffee. We have received indications of interest from some potential customers in co-packing single serve coffee under the customer’s brand using coffee sourced by us as opposed to the customer providing the coffee, which is how we typically co-pack for customers.

•Barista. Our Barista line of products is a high end product line that, in addition to showcasing our production expertise, also includes what we believe to be some of the best coffee available in a single serve application in the world. We plan to sell Barista via traditional retail channels that do not use “pay for placement” distributors. We also have a number of potential co-packing opportunities in which our customers would contract for us to replicate one or more of our Barista products with their foil and packing, providing further evidence of the high-quality nature of this line and coffee. We expect the Barista product line to be our flagship products that are both sold directly to consumers and used as a sales tool for co-packing customers.

•Twin Peaks. We currently sell our Twin Peaks single serve pour over coffee exclusively via Amazon, under Amazon’s accelerator program. This program commenced in April of 2019 and we expect that as Amazon and its customers become more familiar with single serve pour over coffee, we will increase our revenue for this product.

•Pine Ranch. Pine Ranch is a tea bag-style coffee that is available in two distinct roasts: a medium roast called “Smooth Blend” and a dark roast called “Bold Blend”. We introduced this product line in the third quarter of 2019. The brand is initially being sold to retailers and at wholesale, and we plan to offer it direct to consumers in 2020. Pine Ranch is available in dispense boxes that are suitable for offices and retail stores. Pine Ranch is also a zero-landfill product that we can showcase to potential co-packing customers as an alternative to the pour over format. We commenced production for our first tea bag style co-packing customer in October 2019.

Our business strategy

We intend to achieve our mission and further grow our business by pursuing the following strategies:

•Continually grow our base of large national or international co-packing customers. We have recently announced a co-packing agreement with a large international company. We are in active discussions with a number of similar sized companies. We believe that, as the U.S. market continues to gain awareness of single serve pour over coffee, we will continue to grow our base of large domestic or international co-packing customers.

•Co-pack for smaller scale, rapidly growing, innovative coffee customers and capture their growth over time. In addition to co-packing for large domestic or international customers, we believe that select smaller scale, rapidly growing, innovative co-packing customers provide us with different opportunities versus larger customers. For example, smaller scale customers often possess better social media reach and their marketing campaigns have the ability to “go viral.” We believe by selectively choosing high quality smaller customers, we can benefit from growing market acceptable of single serve pour over coffee.

•Increase our production capacity in response to growing demand for co-packing. We have entered into a lease for our planned manufacturing hub in Plano, Texas. We have started to order equipment, begin the SQF Level 2 certification process and begin other processes to have the facility operational by our second fiscal quarter of the upcoming fiscal year (on or before March 31, 2020). At peak potential capacity, we project the Plano, Texas facility would provide 5 – 6 times the current production capacity of our Vista, California facility. We have started this effort in anticipation of growing demand for co-packing.

•Strategically grow and expand our international operations that are strategic to our vision. We plan to strategically grow our current international operations as well as potentially expand international if this growth or expansion is strategic to our vision. We believe the Korean market, albeit competitive, still has significant growth potential as well as strong market acceptance for coffee and single serve pour overs. As we look at other potential international manufacturing locations, we look for characteristics similar to the Korean and U.S. markets.

•Strategically increase the sales of our proprietary brands. We plan to continue to increase the sales of our proprietary brands without utilizing “pay for placement” distributors. We anticipate our direct sales of our proprietary products will benefit as we increase our co-packing revenues because our co-packing customers will help educate consumers on the benefits of single serve pour coffee. We plan to increase our effort on direct sales methodically and concurrently as we increase co-packing revenues and volume.

Industry

Coffee consumption is at an all-time high. According to the United States Department of Agriculture (“USDA”), global coffee consumption is forecast to reach a record 167.9 million bags in 2019/20 (a bag is equivalent to 60 kilograms). The United States is the country with the highest consumption with 26.8 million bags forecast for 2019/20, up from 23.6 million in 2014/15 (a 2.6 percent compound annual growth rate, or CAGR), according to the USDA.

In dollar terms, the global coffee market amounts to US$429.5 billion in 2019, and the market is expected to grow annually by 5.8 percent (CAGR 2019-2023). The United States is the largest market with US$80.9 billion generated in 2019, per a study conducted by Statista.

An estimated 63 percent of American adults drink coffee on a daily basis according to the National Coffee Association, and an increasing number of consumers seem to be seeking bolder and more unique coffee experiences. This is evidenced by more Americans’ gourmet coffee consumption reaching a 60/40 advantage over traditional non-gourmet coffee for the first time in the 69-year history of the National Coffee Association’s annual report on coffee consumption.

The “at home” segment continues to dominate coffee consumption, with 81 percent of volume consumption attributable to the at home market in 2019, representing a 20 percent revenue share. The market share of the at home segment has been relatively constant over the last few years and is expected to maintain a similar share of coffee consumption in 2019-2023, according to Statista.

Single-serve coffee brewing has grown in popularity in recent years, and single-serve brewing machines were the second most popular brewing system after standard drip coffee makers, with 26 percent of American coffee drinkers using them in 2018, per a Statista study. Additionally, and according to an online survey by the National Coffee Association, 42 percent of US households owned a single-cup coffee brewing machine in 2019, up from 1 percent in 2005 and 15 percent in 2014.

While consumers have been purchasing single-serve coffee machines to recreate the café style experience at home, there has been an increased focus on environmental sustainability and demand for eco-friendly products. The 2019 Retail and Sustainability Survey by CGS showed that more than two-thirds of respondents consider sustainability when making a purchase and are willing to pay more for sustainable products. In another recent survey of US and UK consumers by Globalwebindex, 42 percent of consumers said that products that have packaging made from recycled products and/or sustainable materials are important in their day-to-day shopping, and more than half said they have reduced the amount of disposable plastic they use in the past 12 months. Greenpeace USA considered coffee pods as “one of the best examples of unnecessary single-use plastics that are polluting our planet” and the big producers of pods having been seeking eco-friendly alternatives. Sustainability is expected to continue to be a big trend in the coffee pod market, especially as some cities and local governments consider bans on the use of single-use plastic pods (akin to bans on plastic straws and plastic bags) and as consumers become increasingly concerned about throwing used plastic pods in landfills, according to Food Dive.

We believe that many of the prevalent industry trends – the continued consumption and market growth, the prevalence of “at home” consumption, the popularity of single-serve coffee brewing, the increased focus on unique coffee experiences, and consumers’ shift to eco-friendly and sustainable alternatives – will be favorable to our business.

Manufacturing

We lease a primary manufacturing facility in Vista, California located at 2865 Scott St Suite 107 which is used for the production of our Single Serve Pour Over Drip Cup line. We also recently entered into a five year lease for a new manufacturing hub in Plano, Texas (just outside of Dallas), which we intend to be operational during the fourth calendar quarter of 2019. In Plano, we plan to have up to 20 packing machines (compared with four, expanding to six in Vista, California) and up to 30 employees. We also partner with three third-party manufacturers to manufacture finished products. We have relationships based on purchase orders in place with suppliers and partners for all components required to deliver a finished NuZee branded product. In particular, we have entered into exclusivity agreements, both written and oral, with certain East Asian companies regarding sophisticated packing equipment for pour over coffee production, including FUSO. Currently, the Company has not made any long-term commitments to any suppliers or production partners that will burden or impair the Company’s ability to operate, though the Company is in the process of renegotiating certain provisions of our agreement with FUSO, including the term and termination rights.

We purchase Green Whole Bean Coffee from Serengeti Trading Company located in Dripping Springs, TX on a purchase order basis. The green whole bean is then sent to our roaster at San Diego Coffee, Tea, & Spice, located in Oceanside, CA, where the coffee is roasted/ground/blended with neutracenticals and then packaged into single serve pods and boxed for retail sales.

For our products that feature nutraceuticals, we send the raw products (roasted ground coffee and nutraceuticals) to Global Health Trax (“GHT”) for mixing into our proprietary blends. We do not have a written agreement with GHT. Rather, all services performed by GHT are on a purchase order basis. After GHT mixes our coffees, the final product is shipped to us for our coffee blenders single serve drip cups and Twin Peaks pour over and boxed for retail sales. We are in the process of evaluating the future of our line of single cup pods. In the past GHT would ship our product to various co-packers we used for our single cup pods.

GHT also ships the blended coffee to our location for packing into our proprietary single serve consumer product, the “Drip Cup”.

We conduct business with multiple vendors of packaging material on a purchase order basis.

Machinery for production at our Vista location comes from some of the most respected vendors in the industry: Air compression equipment comes from Kaeser Compressor, manufactured in Germany with a local sales and support office in Los Angeles. Nitrogen generation equipment is manufactured by On-Site Gas Systems, and our Drip Cup production is produced on the leading Japanese manufacturer of packaging machines from FUSO. Nitrogen and air compression machinery is capable of handling expansion as the Company expands which helps to minimize any ongoing capital expenditures for machinery.

Research and Development

We focus our research and development efforts on developing new, innovative, delicious and functional beverages

Over the course of the last fiscal year we have maintained a modest R&D budget. With the advent of the functional beverage and new product ideas, we plan to invest more to secure unique flavor and formula profiles but anticipate the out of pocket expense will not be significant as the Company has agreements with flavor and formula design partners to waive development fees in exchange for purchasing the flavorings and ingredients.

Intellectual Property

We currently own the following United States trademarks: “Coffee Blenders”, “It’s Coffee Reimagined”, “Nude Cup”, “Lean Cup”, “Think Cup”, “Relax Cup”, “Active Cup”, and “Twin Peaks”. The Company intends to continue growing its trademark portfolio in the United States with other related slogans and brands as those products come closer to launch.

The Company further intends to expand our brand protections outside of the United States in line with its prospective international growth. As of the date of this report, the Company had registered trademarks “Coffee Blenders”, “Nude Cup”, “Lean Cup”, “Think Cup”, “Relax Cup” and “Twin Peaks” in Japan; registered trademarks “Lean Cup”, “Think Cup” and “Twin Peaks” in Korea; and registered trademarks “Lean Cup”, “Think Cup”, “Relax Cup” and “Active Cup” in China.

We intend to aggressively protect, police and assert its intellectual property rights, including product designs, proprietary product research and concepts as well as its trademark portfolio. Although asserting our rights may result in a substantial cost to the Company, our management strongly believes that the protection of our intellectual property rights is a key component of our operating strategy. As a result of our continuing R&D efforts, we may decide to seek additional protection, if applicable, relating to its formulas, process know-how and proprietary flavors.

In exiting the Torque energy supplement product businesses we ceased using and abandoned our registered TORQ and TORQ WRENCH trademarks acquired from the HydroPouch Corporation. We also plan to not pursue or contest the use of NuZee as a product brand in association with water and skincare products as we are in the process of or have exited those businesses.

International operations

Japan

The Japanese market for single serve pour over coffee is mature and, as such, we only have a sales operation in Japan that primarily sells single serve drip coffee via the JP Post catalog under the brand of Castillian Coffee. The JP Post catalog is traditional means of marketing via a physical catalog that is still very effective in Japan. We established our Japanese subsidiary in 2016. Castillian Coffee is one of the best-selling coffee brands on the JP Post catalog.

Korea

We established our Korean subsidiary in 2018. Our Korean subsidiary is in the early stages of business development of attracting potential customers for co-packing. We are one of many producers of single serve pour over coffee products in Korea and do not have any exclusive rights for this region. Our strategy is to leverage our Korean team’s business relationships to secure large co-packing agreements for the markets in Korea, China and other Asian countries. We believe that our Korean subsidiary will be able to secure meaningful co-packing customers beginning in our 2020 fiscal year.

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

Employees

As of September 30, 2019, we had a total of 19 full-time and part-time employees in the U.S. and five employees in Korea and three employees in Japan.

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

Governmental Regulation

Our Coffee Blenders products are marketed and sold as conventional food or beverages for regulatory purposes. Such products are regulated by the FDA. Ingredients in such products must be approved food additives or “Generally Regarded as Safe”. We intend to work with ingredient suppliers, manufacturers, and other trade partners that are compliant with the laws and regulation enforced by the FDA. We have not received, nor are we aware of, any inquiries or other regulatory action from the FDA or any other governmental agency regarding our products and we believe we are in full compliance with all FDA regulations.

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

Our corporate history and structure

We were incorporated in 2011 in Nevada as Havana Furnishings, Inc. NuZee Co. Ltd. was incorporated in 2011. NuZee Co. Ltd. merged into Havana Furnishings, Inc. in 2013, at which time we changed our name to NuZee, Inc.

We have three international subsidiaries in NuZee KOREA Ltd. (“NuZee KR”), NuZee JAPAN Co., Ltd (“NuZee JP”) and NuZee Investment Co., Ltd. (“NuZee INV”). NuZee KR and NuZee INV are wholly owned subsidiaries of the Company, and NuZee JP is a majority owned subsidiary of the Company.

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at www.mynuzee.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance policies, ethics code and board of directors’ committee charters are posted under the Investor Relations section of the website. The information on our website is not part of this prospectus or any report we file with, or furnish to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Risks Related to Our Financial Condition and Capital Requirements

We have limited operating history, which may make it difficult to evaluate our current business and to forecast our future performance.

We have little operating history and are addressing an emerging market. As a result, our current and future business prospects are difficult to evaluate. All potential investors must consider our business prospects in light of the risks and difficulties we have encountered and will continue to encounter as a company operating in a rapidly evolving market. Some of these risks relate to our potential inability to:

•effectively manage our business and proprietary information;

•recruit and retain sales and marketing, technical and managerial personnel;

•recruit and retain sales personnel and appropriate distributor relationships;

•successfully develop and protect our intellectual property portfolio;

•successfully provide high levels of service as our business expands; and

•successfully address other risks, as described in this prospectus or otherwise.

If we do not address these risks successfully, it could have a material adverse effect on our business and financial condition.

We have a history of net losses. We expect to continue to incur net losses in the future and we may never generate sufficient revenue from the commercialization of our single serve pour over coffee products or co-packing services to achieve or sustain profitability.

We have incurred net losses since our inception in 2013, including net losses of $12.2 million and $3.6 million for the years ended September 30, 2019 and 2018, respectively. As of September 30, 2019, our accumulated deficit was approximately $24.8 million. We expect to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the event we list our common stock on a national securities exchange, we expect to incur additional losses as a result of the costs associated with operating as an exchange-listed public company.

These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Our ability to become and remain profitable will depend on our ability to generate significantly higher revenues from the sales of our pour over coffee products and co-packing services, which depends upon a number of factors, including but not limited to successful sales, manufacturing, marketing and distribution of our products and services.

Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then sustain profitability would have a material adverse effect on our business and financial condition.

Our independent auditor’s report for the fiscal year ended September 30, 2019 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements as of and for the year ended September 30, 2019 our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

We may need to raise additional capital to fund our existing operations, market our products and expand our operations.

If our available cash balances and anticipated cash flow from operations are lower than we anticipate, including due to changes in our business plan, a lower demand for our products or other risks described in this prospectus, we may seek to raise additional capital sooner than currently expected.

We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

•fund development of our products;

•acquire, license or invest in technologies or intellectual property relating to our existing products;

•acquire or invest in complementary businesses or assets; and

•finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•success of our current marketing efforts;

•our revenue growth rate and ability to generate cash flows from product sales;

•effects of competing technological and market developments; and

•changes in regulatory oversight applicable to our products.

The various alternatives for raising additional capital include short-term or long-term debt financings, equity offerings, collaborations or licensing arrangements and each one carries potential risks. If we raise funds by issuing equity securities, our stockholders will be further diluted. Any equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations or our ability to issue additional equity securities or issue additional indebtedness. We may also be required under additional debt financing to grant security interests on our assets, including our intellectual property. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our intellectual property, or grant licenses on terms that are not favorable to us which could lower the economic value of those items to us. The credit markets and the financial services industry have in the past experienced turmoil and upheaval characterized by the bankruptcy, failure, collapse, or sale of various financial institutions and intervention from the U.S. federal government. These events typically make equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing might not be available on reasonable terms, if at all. If we cannot secure additional funding when needed, including due to changes in our business plan, a lower demand for our products or other risks described in this prospectus, we may have to delay, reduce the scope of or eliminate one or more sales and marketing initiatives and development programs, which would have a materially adverse effect on our business.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, or other tax attributes to offset future taxable income or reduce taxes. Our past issuances of stock and other changes in our stock ownership may have resulted in ownership changes within the meaning of Section 382 of the Code; accordingly, our pre-change NOLs may be subject to limitation under Section 382. State NOL carryforwards may be similarly limited. Furthermore, transactions in our stock that have occurred in the past and may occur in the future may trigger an ownership change pursuant to Section 382. Because of the cost and complexity involved in the analysis of a Section 382 ownership change and the fact that we do not have any taxable income to offset, we have not undertaken a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, even if we attain profitability, we may not be able to use a material portion of our NOLs, and this would reduce our earnings potentially affect and the valuation of our stock.

Risks Related to Our Business

Continued innovation and the successful development and timely launch of new products and product extensions are critical to our financial results and achievement of our growth strategy.

Achievement of our growth strategy is dependent, among other things, on our ability to extend the product offerings of our existing brands and introduce innovative new products. Although we devote significant focus to the development of new products, we may not be successful in developing innovative new products or our new products may not be commercially successful. Additionally, our new product introductions are often time sensitive, and thus failure to deliver innovations on schedule could be detrimental to our ability to successfully launch such new products and retain partners, in addition to potentially harming our reputation and customer loyalty. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, manufacture, market and sell new or improved products in these changing marketplaces.

Our future financial results are difficult to predict, and failure to meet market expectations for our financial performance or our publicly announced guidance may cause the price of our stock to decline.

As we and our industry evolve, we expect to face new challenges with respect to our introduction of innovative products and the changing competitive landscape within the single serve category and the beverage industry. These challenges can occur at various stages, including design, supply chain and sales cycle. Our public forecasts regarding the expected performance of our business and future operating results are forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in our filings with the SEC and in our other public statements, and necessarily reflect current assumptions and judgments that may prove incorrect. As a result, there can be no assurance that our performance will be consistent with any public forecasts or that any variation from such forecasts will not be material and adverse. Failure to meet expectations, particularly with respect to operating margins, earnings per share, operating cash flows and net revenues may result in a decline and/or increased volatility in the price of our stock. In addition, price and volume fluctuations in the stock market as a whole may affect the price of our stock in ways that may be unrelated to our financial performance.

Increased competition, including as a result of industry consolidation, could hurt our businesses.

The beverage industry is intensely competitive and we compete with respect to product, quality, convenience and price. We face significant competition in each of our channels and marketplaces. We compete with major international beverage companies that operate in multiple geographic areas, as well as numerous companies that are primarily local in operation. Our beverages also compete against local or regional brands as well as against private label brands developed by retailers. Our ability to gain or maintain share of sales in the global marketplace or in various local marketplaces or maintain or enhance our relationships with our partners and customers may be limited as a result of actions by competitors, including as a result of increased consolidation in the food and beverage industry.

Our success depends, in part, on our relationships with the manufacturers of our packing equipment, including our exclusivity arrangement.

We source our sophisticated packing equipment from companies located in East Asia. Furthermore, we have entered into an exclusivity agreement with the primary manufacturer of the co-packing equipment we use in our operations, which we believe significantly restricts our North American competitors’ access to this equipment. Our exclusivity agreement does not apply to two companies that had previously purchased packing equipment from this manufacturer, and that may compete with our products and services. However, availability is in general extremely limited for equipment of the top quality offered by this manufacturer, though other manufacturers do offer lower-grade alternatives. Our exclusivity agreement may be terminated with limited notice, and we may not be able to replace the terminating manufacturer in a timely manner or on terms agreeable to us, if at all. If we are not able to maintain our exclusivity arrangement, or if our manufacturer elects to violate our exclusivity arrangement, our competitive position may suffer and our revenues could decline significantly, which would have a material adverse effect on our business, financial condition, and results of operations.

Changes in the beverage environment and retail landscape could impact our financial results.

The beverage environment is rapidly evolving as a result of, among other things, changes in consumer preferences; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the beverage retail landscape is dynamic and constantly evolving, not only in emerging and developing marketplaces, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed marketplaces, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Sales to a limited number of customers represent a significant portion of our net sales. The loss of a key customer, including by consolidation in the retail channel, and efforts by our customers to improve their profitability could reduce sales of NuZee branded products and adversely affect our financial performance.

Sales to relatively few customers account for a significant percentage of our net sales, and our success depends in part on our ability to maintain good relationships with these and other key retail and grocery customers. Currently, Amazon and our www.coffeeblenders.com website are our only established domestic retail channels for direct sales to consumers of NuZee branded products. However, we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products or our services at current levels, or at all. Although we generally enter into master agreements with our key customers, these agreements govern the terms and conditions of the relationship and typically do not contain minimum purchase requirements. The loss of one or more of our key customers, or cancellation of or reduction in the amount of purchase by our key customers, could have an adverse effect on our results of operations and financial condition.

In addition, because of the competitive environment facing retailers, many of our customers have increasingly sought to improve their profitability through increased promotional programs, pricing concessions, more favorable trade terms and increased emphasis on private label products. To the extent we provide concessions or trade terms that are favorable to customers, our margins would be reduced. Further, if we are unable to continue to offer terms that are acceptable to our significant customers or our customers determine that they need fewer inventories to service consumers, these customers could reduce purchases of our products or may increase purchases of products from our competitors, which would harm our sales and profitability.

Our industry is also being affected by the trend toward consolidation in the retail channel. Retailers have and will likely continue to seek lower prices from us and demand increased marketing or promotional expenditures. Large retailers also may be more likely to use their distribution networks to introduce and develop private label brands. Strategic partners may also choose to vertically integrate their brands’ manufacturing and distribution. Any of the foregoing could negatively affect our sales of NuZee branded products and our profitability.

Our growth and profitability depend on the performance of third-parties and our relationship with them.

A significant portion of our distribution network, and correspondingly our success in distributing our pour over coffee products, depends on the performance of third-parties. Any non-performance or deficient performance by such parties may undermine our operations and profitability, and may result in total loss to your investment. To distribute our product, we use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who, in turn, sell our product to consumers. The success of this network depends on the performance of this network of brokers, distributors and retailers. There is a risk that a broker, distributor or retailer may refuse to or cease to market or carry our product, or that any such entity may not adequately perform its functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our product in localities that may not be receptive to our product.

Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sale activities. We must also maintain good commercial relationships with third-party brokers, distributors and retailers so that they will promote and carry our product. Any adverse consequences resulting from the performance of third-parties or our relationship with them could undermine our operations and profitability, and may result in total loss of your investment.

The loss of any member of our senior management team or our inability to attract and retain highly skilled personnel could have a material adverse effect on our business.

Our success depends on the skills, experience and performance of key members of our senior management team, including Masateru Higashida, our Chief Executive Officer, Secretary and Treasurer, Travis Gorney, our President and Chief Operating Officer, and Shanoop Kothari, our Chief Financial Officer. The individual and collective efforts of our senior management team will be important as we continue to expand our commercial activities and develop additional products. The loss or incapacity of existing members of our senior management team could have a material adverse effect on our business and financial condition if we experience difficulties in hiring qualified successors. Our employment agreements with our executive officers are “at will”, and the retention of our executive officers for any period of time cannot be guaranteed. We do not maintain “key person” insurance on any of our employees.

Due to the specialized nature of the business and our small size, we are highly dependent upon our ability to attract and retain qualified sales and marketing, technical and managerial personnel. The loss of the services of existing personnel, as well as the failure to recruit key sales, marketing, technical and managerial personnel in a timely manner would be detrimental to our development and could have a material adverse effect on our business and financial condition. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as sales and marketing, may require the addition of new management personnel, both domestic and international. All of our employees may terminate their employment at any time with short or no advance notice. We may have difficulties locating, recruiting or retaining qualified sales people. Recruiting and retention difficulties will limit our ability to support our development and sales programs and to build a commercially viable business.

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

Because our management structure is not centralized, the management of our business operations may be more expensive and more difficult.

As part of our strategy to attract the most qualified individuals, we do not require the members of our management team to relocate to a particular geographic area. Accordingly, the members of our management team are geographically dispersed. This decentralized structure might cause additional expenses in the conduct of our business, and may also delay communication between members of our management team, lower the quality of our management decisions or decrease our ability to take action quickly.

Product safety and quality concerns could negatively affect our business.

Our success depends in part on our ability to maintain consumer confidence in the safety and quality of all of our products. While we are committed to the safety and quality of our products, we may not achieve our product safety and quality standards. Product safety or quality issues, or mislabeling, actual or perceived, or allegations of product contamination or quality or safety issues, even when false or unfounded, could subject us to product liability and consumer claims, negative publicity, a loss of consumer confidence and trust, may require us from time to time to conduct costly recalls from some or all of the channels in which the affected product was distributed, could damage the goodwill associated with our brands, and may cause consumers to choose other products. Such issues could result in the destruction of product inventory and lost sales due to the unavailability of product for a period of time, which could cause our business to suffer and affect our results of operations.

Increases in the cost of high-quality coffee beans or other commodities or decreases in the availability of high quality coffee beans or other commodities could have an adverse impact on our business and financial results.

We purchase, roast, and sell high-quality whole bean coffee and related coffee products. The price of coffee is subject to significant volatility, and may increase due to the factors described below. The high-quality coffee beans we seek tend to trade on a negotiated basis at a premium above the commodity trading price of coffee as quoted on the Intercontinental Exchange, also known as the “C” price of coffee. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price do increase the price of high-quality coffee and also impact our ability to enter into fixed-price purchase commitments. The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease (such as coffee rust), general increase in farm inputs and costs of production, inventory levels and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality coffee beans could have an adverse impact on our profitability. In addition, if we are not able to purchase sufficient quantities of coffee due to any of the above factors or a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have an adverse impact on our business and financial results.

Price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines.

We may be able to pass some or all raw materials, energy and other input cost increases to customers by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product sizes may also result in a reduction in sales volume and/or consumption. If we are not able to increase our selling prices or reduce product sizes sufficiently to offset increased raw material, energy or other input costs, including but not limited to packaging, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our results of operations and financial condition.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

While we are currently a small company and, therefore, limited in our product development, marketing and sales activities, we anticipate growth in our business operations commensurate with the expansion of our sales and support operations and distribution network and the commercialization of new pour over coffee products. Since our inception in 2011, we have increased the number of our full- and part-time employees to 27 as of September 30, 2019, and we expect to continue hiring new employees and independent contractors to support our anticipated growth. This future growth could impose significant added responsibilities on members of our existing management and create strain on our organizational, administrative and operational infrastructure, including sales and marketing, quality control, and customer service. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures, which in the past have been determined to be inadequate. Our status as an exchange-listed public company will require us to increase our investment in financial accounting and reporting. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure, to identify and recruit new staff and to implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our future financial performance and our ability to expand and market our pour over coffee products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

Any failure by us to accurately forecast customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results.

There is inherent risk in forecasting demand due to the uncertainties involved in assessing the current level of maturity of the single serve component of our business. We set target levels for the manufacture of our pour over coffee products and for the purchase of coffee in advance of customer orders based upon our forecasts of customer demand and those of our business partners. If our forecasts exceed demand, we could experience excess inventory in the short-term, excess manufacturing capacity in the short and long-term, and/or price decreases, all of which could impact our financial performance. Alternatively, if demand exceeds our forecasts significantly beyond our current manufacturing capacity, we may not be able to satisfy customer demand, which could result in a loss of share if our competitors are able to meet customer demands. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income.

We may not be able to adequately protect our intellectual property rights, and our competitors may be able to offer similar products and services, which would harm our competitive position.

Our success depends in part upon our intellectual property rights. We rely primarily on trademark, trade secret laws, confidentiality procedures, license agreements and contractual provisions to establish and protect our proprietary rights over our products, procedures and services. Other persons could copy or otherwise obtain and use our intellectual properties without authorization, or create intellectual properties similar to ours independently. We may also pursue the registration of our domain names, trademarks and service marks in other jurisdictions, including the United States. However, we cannot assure you that we will be able to protect our proprietary rights. Further, our competitors may be able to independently develop similar intellectual property, duplicate our products and services or design around any intellectual property rights we hold. Further, our intellectual property rights may be subject to termination or expirations. The loss of intellectual property protections or the inability to timely regain intellectual property protections could harm our business and ability to compete.

We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate trademarks, patents, copyrights, know-how or other intellectual property rights held by third parties. We may be from time to time subject to legal proceedings and claims relating to the intellectual property rights of others. There may be third-party intellectual property that is infringed by our products, services or other aspects of our business. There could also be existing patents or other intellectual property rights of which we are not aware that our products may inadvertently infringe. We cannot assure you that holders of the relevant intellectual property rights purportedly relating to some aspect of our technology platform or business, if any such holders exist, would not seek to enforce such intellectual property rights against us in the United States or any other jurisdiction. We also cannot be certain that our efforts will be effective in completely preventing the infringement of trademarks, patents, copyrights, know-how or other intellectual property rights held by third parties. If we are found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. In addition, we may incur significant expenses, and may be forced to divert management’s time and other resources from our business and operations to defend against these third-party infringement claims, regardless of their merits. Successful infringement or licensing claims made against us may result in significant monetary liabilities and may materially disrupt our business and operations by restricting or prohibiting our use of the intellectual property in question.

Failure to comply with applicable transfer pricing and similar regulations could harm our business and financial results.

In many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned and are taxed accordingly. Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. In the event that the audits or assessments are concluded adversely to us, we may or may not be able to offset or mitigate the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future.

Our business operations are conducted in multiple languages and could be disrupted due to miscommunications or translation errors.

The success of our business depends in part on our marketing efforts in the United States and various countries in East Asia, each of which is conducted in the local language. Additionally, our operations often require that complex contracts, communications and technical information be accurately translated into foreign languages. Miscommunications or inaccurate foreign language translations could have a material adverse effect on our business operations and financial condition.

If we are unable to protect our information systems against service interruption or failure, misappropriation of data or breaches of security, our operations could be disrupted, we could be subject to costly government enforcement actions and private litigation and our reputation may be damaged.

Our businesses involve the collection, storage and transmission of personal, financial or other information that is entrusted to us by our customers and employees. Our information systems also contain the Company’s proprietary and other confidential information related to our businesses. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; telecommunications or system failures; server or cloud provider breaches; computer viruses; physical or electronic break-ins; cyber-attacks; catastrophic events; or breaches due to employee error or malfeasance or other attempts to harm our systems. Cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology networks and systems to more sophisticated and targeted measures, known as advanced persistent threats, directed at the Company, its products, its customers and/or its third-party service providers. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures in time. We could also experience a loss of critical data and delays or interruptions in our ability to manage inventories or process transactions. Some of our commercial partners, such as those that help us deliver our website, may receive or store information provided by us or our users through our websites. If these third parties fail to adopt or adhere to adequate information security practices, or fail to comply with our online policies, or in the event of a breach of their networks, our users’ data may be improperly accessed, used or disclosed.

If our systems are harmed or fail to function properly, we may need to expend significant financial resources to repair or replace systems or to otherwise protect against security breaches or to address problems caused by breaches. If we experience a significant security breach or fail to detect and appropriately respond to a significant security breach, we could be exposed to costly legal or regulatory actions against us in connection with such incidents, which could result in orders or consent decrees forcing us to modify our business practices. Any incidents involving unauthorized access to or improper use of user information, or incidents that are a violation of our online privacy policy, could harm our brand reputation and diminish our competitive position. Any of these events could have a material and adverse effect on our business, reputation or financial results. Our insurance policies carry coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

Adverse weather conditions, including climate change, may have an adverse impact on our business and results of operations.

The supply of our raw ingredients required to produce our pour over coffee products could be impacted by adverse weather conditions that increase the cost or reduce the availability of such ingredients. The sales of our products are also influenced to some extent by weather conditions in the markets in which we operate.

Furthermore, there is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit availability or increase the cost of key agricultural commodities, such as coffee and tea, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

If we fail to comply with FDA regulations our business could suffer.

The manufacture and marketing of beverage and nutraceutical products are subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”) and foreign and state regulatory authorities. In the United States, beverage and nutraceutical companies such as ours must comply with laws and regulations promulgated by the FDA. These laws and regulations require various authorizations prior to a product being marketed in the United States. Manufacturing facilities and practices are also subject to FDA regulations. The FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of nutraceutical and, to the extent applicable, beverage products in the United States. Any failure by us to comply with regulatory requirements, including any future changes to such requirements, could have a material adverse effect on our business, prospects, financial condition and results of operations.

Even after clearance or approval of a product, we are subject to continuing regulation by the FDA, including the requirements of registering our facilities and listing our products with the FDA. We are subject to reporting regulations. These regulations require us to report to the FDA if any of our products may have caused or contributed to a death or serious injury and such product or a similar product that we market would likely cause or contribute to a death or serious injury. Unless an exemption applies, we must report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the product or to remedy a violation of the Food, Drug and Cosmetic Act. The FDA also requires that we maintain records of corrections or removals, regardless of whether such corrections and removals are required to be reported to the FDA. In addition, the FDA closely regulates promotion and advertising, and our promotional and advertising activities could come under scrutiny by the FDA.

The FDA also requires that manufacturing be in compliance with its Quality System Regulation, or QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Any failure by us to maintain compliance with the QSR requirements could result in the shutdown of, or restrictions on, our manufacturing operations, to the extent we have any, and the recall or seizure of our products, which would have a material adverse effect on our business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result.

The FDA has broad enforcement powers. If we violate applicable regulatory requirements, the FDA may bring enforcement actions against us, which could have a material adverse effect on our business, prospects, financial condition and results of operations. Violations of regulatory requirements, at any stage, including after approval, may result in various adverse consequences, including the delay by a regulatory agency in approving or refusal to approve a product, withdrawal or recall of an approved product from the market, or other voluntary agency-initiated action that could delay further development or marketing, as well as the imposition of criminal penalties.

The health benefits of the functional ingredients in our products are not guaranteed.

Although clinical studies indicate certain ingredients used in our products may have health benefits, there is no guarantee that a consumer of our products will experience such health benefits. Additionally, negative publicity, opposing studies concerning any of our ingredients or negative changes in consumers’ perception of the health benefits of our products may result in loss of market share or potential market share and negatively impact our operations.

Changes in regulatory standards could adversely affect our business.

Our business is subject to extensive domestic and international regulatory requirements regarding distribution, production, labeling and marketing. Changes to regulation of the beverage industry could include increased limitations on advertising and promotional activities or other non-tariff measures that could adversely impact our business. In addition, we face government regulations pertaining to the health and safety of our employees and our consumers as well as regulations addressing the impact of our business on the environment, domestically as well as internationally. Compliance with these health, safety and environmental regulations may require us to alter our manufacturing processes and our sourcing. Such actions could adversely impact our results of operations, cash flows and financial condition, and our inability to effectively and timely comply with such regulations could adversely impact our competitive position.

Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling (such as requiring labeling of products that contain genetically modified organisms) or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of certain of our products. If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products. One such law, which is in effect in California and is known as Proposition 65, requires that a warning appear on any product sold in California that contains a substance that, in the view of the state, causes cancer or birth defects. The state maintains lists of these substances and periodically adds other substances to these lists. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to a daily quantity of a listed substance that is below a “safe harbor” threshold that may be established, is naturally occurring, is the result of necessary cooking, or is subject to another applicable exception. While currently substances created by and inherent in the processes of roasting coffee beans or brewing coffee have been determined by the State of California not to pose a significant risk, such chemicals could be added to the Proposition 65 lists in the future. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. The State of California or other parties, however, may take a contrary position. If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other marketplaces.

Our international sales and operations subject us to various additional legal, regulatory, financial and other risks.

We operate globally and are attempting to develop products in multiple countries. Consequently, we face complex legal and regulatory requirements in multiple jurisdictions, which may expose us to certain financial and other risks. International operations are subject to a variety of risks, including:

•foreign currency exchange rate fluctuations;

•greater difficulty in overseeing foreign operations;

•logistical and communications challenges;

•potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

•burdens and costs of compliance with a variety of foreign laws;

•political and economic instability;

•foreign tax laws and potential increased costs associated with overlapping tax structures;

•greater difficulty in protecting intellectual property;

•the risk of third-party disputes over ownership of intellectual property and infringement of third-party intellectual property by our products; and

•general social, economic and political conditions in these foreign markets.

Employment litigation and unfavorable publicity could negatively affect our future business.

Employees may, from time to time, bring lawsuits against us regarding injury, creation of a hostile work place, discrimination, wage and hour, sexual harassment and other employment issues. In recent years there has been an increase in the number of discrimination and harassment claims generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Companies that have faced employment or harassment related lawsuits have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their sales. If we were to face any employment related claims, our business could be negatively affected.

Risks Related to Ownership of our Common Stock

Our common stock presently is listed for trading on the OTCQB which means you may not be able to resell shares of our common stock publicly, if at all, at times or prices you feel are fair and appropriate.

While we may seek to list our common stock on a national securities exchange, our common stock presently is listed for trading on the OTC Market’s OTCQB service.

A listing on the OTC Markets is generally understood to be a less active, and therefore less liquid, trading market than other types of markets such as a stock exchange. Compared to a listing on a stock exchange, a listing on the OTC Markets can be expected to have an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and our common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. In addition, we have had small trading volume in our common stock, which makes it difficult for our stockholders to sell their shares as and when they choose. Small trading volumes generally depress market prices. As a result, we believe that you may not be able to resell shares of our common stock publicly, if at all, at times or prices that you feel are fair or appropriate.

While we may seek to list our common stock on a national securities exchange, there is no assurance that our securities will ever be listed on a major stock exchange.

While we may seek to list our common stock on a national securities exchange, we cannot ensure that we will be able to satisfy the listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock are otherwise rejected for listing, our common stock will continue to trade on the OTC Markets, in which event the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

The market price of our stock may be volatile, and you could lose all or part of your investment. Further, we do not know whether an active, liquid and orderly trading market will develop for our securities or what the market price of our securities will be and as a result it may be difficult for you to sell your shares of our securities.

There has historically been a limited public market for shares of our securities. Although we may seek to apply to have our securities listed on a national securities exchange, an active trading market for our shares may never develop or be sustained. You may not be able to sell your shares quickly or at the market price if trading in shares of our securities is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our securities and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our securities as consideration, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this prospectus, these factors include but are not limited to:

•the success of, or developments in, competitive products or technologies;

•regulatory actions with respect to our products and our competitors;

•the level of success of our marketing strategy;

•announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•regulatory or legal developments in the United States and other countries;

•recruitment or departure of key personnel;

•expenses related to any of our development programs and our business in general;

•actual or anticipated changes in financial estimates, development timelines or recommendations by securities analysts;

•failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•variations in our financial results or those of companies that are perceived to be similar to us;

•fluctuations in the valuation of companies perceived by investors to be comparable to us;

•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•our ability or failure to raise additional capital in equity or debt transactions;

•costs associated with our sales and marketing initiatives;

•costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•sales of our common stock by us, our insiders or our other stockholders; and

•general economic, industry and market conditions.

In addition, the stock market in general has in the past experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the relevant companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and sales of such shares may have a depressive effect on the share price of our common stock.

Substantially all of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four-calendar week rule does not apply to companies quoted on the OTC Markets). A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity analysts downgrade our common stock or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including but not limited to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could have a material adverse effect on our business and financial condition.

Our principal stockholder and management, including our Chief Executive Officer in particular, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 38.2% of our voting stock. Our Chief Executive Officer and Chairman of the Board of Directors individually beneficially owns approximately 34.6% of our voting stock. This concentration of control creates a number of risks. This group of stockholders has the ability to exert significant influence over us through this ownership position. These stockholders may be able to exert significant influence over all matters requiring stockholder approval, including with respect to elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction, and our stockholders may find it difficult to replace members of management should our stockholders disagree with the manner in which the Company is operated. Furthermore, this concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

We incur significant costs as a result of operating as a public company, and, in the event we list our common stock on a national securities exchange, our management will be required to devote substantial time to new compliance initiatives upon the intended listing on a national securities exchange.

In the event we list our common stock on a national securities exchange, we expect the rules and regulations applicable to companies listed on such national securities exchange to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

We expect to incur significant costs and devote substantial management time to maintaining our disclosure controls and procedures and internal control over financial reporting, and regardless we may be unable to prevent or detect all errors or acts of fraud or to accurately and timely report our financial results or file our periodic reports in a timely manner.

As a publicly traded company, our management is required to report annually on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We expect to incur significant management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers, including complying with the auditor attestation requirements of Section 404(b). We may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation report from our independent registered public accounting firm.

We have also identified material weaknesses in our internal control over financial reporting, and we were not be able to remediate them in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.

We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls.

Because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that the measures we have taken will be effective in mitigating or preventing significant deficiencies or material weaknesses in our internal control over financial reporting in the future. If we fail to effectively remediate deficiencies in our control environment or are unable to implement and maintain effective internal control over financial reporting to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or to report them within the timeframes required by law or exchange regulations.

Additionally, we have engaged only a very limited number of accounting and finance personnel and we rely substantially on outside consultants. We will need to incur additional expenses to hire additional personnel with public company financial reporting expertise to build our financial management and reporting infrastructure, and further develop and document our accounting policies and financial reporting procedures. If we are unable to do so, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

If our remedial measures are insufficient to address material weaknesses and we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.

In connection with our management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019, we identified "material weaknesses" in our internal control over financial reporting related to (i) a lack of segregation of duties amongst our personnel; (ii) a lack of multiple levels of reviews in our internal controls over financial reporting and significant business processes, including management oversight over our foreign subsidiaries; (iii) a lack of formal written policies and procedures; (iii) inadequate risk assessment process over our internal controls resulting in inadequate design of controls over our significant accounts and processes; (iv) a lack of controls over information technology related to the Company's accounting systems; and (v) a lack of independent board oversight and review.

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, detected or corrected on a timely basis.

If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, then there exists a risk that our consolidated financial statements may contain material misstatements that are unknown to us at that time, and such misstatements could require us to restate our financial results. Our management or our independent registered public accounting firm may identify other material weaknesses in our internal control over financial reporting in the future. The existence of a material weakness in our internal control over financial reporting may result in current and potential stockholders losing confidence in our financial reporting, which could negatively impact the market price of our common stock.

In addition, the existence of material weaknesses in our internal control over financial reporting may affect our ability to timely file periodic reports under the Exchange Act and may consequently result in the SEC revoking the registration of our common stock, or the delisting of our common stock. Any of these events could have a material adverse effect on the market price of our common stock or on our business, financial condition and results of operations.

Anti-takeover provisions in our articles of incorporation and second amended and restated bylaws, as well as provisions in Nevada law, might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our securities.

Our articles of incorporation, second amended and restated bylaws and Nevada law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board. Our corporate governance documents include provisions:

•providing for a single class of directors where each member of the board shall serve for a one year term and may be elected to successive terms;

•authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•limiting the liability of, and providing indemnification to, our directors, including provisions that require the Company to advance payment for defending pending or threatened claims;

•controlling the procedures for the conduct and scheduling of board and stockholder meetings;

•limiting the number of directors on our board and the filling of vacancies or newly created seats on the board to our Board then in office; and

•providing that directors may be removed by stockholders at any time.

These provisions, alone or together, could delay hostile takeovers and changes in control or changes in our management.

As a Nevada corporation, we are also subject to provisions of Nevada corporate law, including Section 78.411, et seq. of the Nevada Revised Statutes, which prohibits a publicly-held Nevada corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last two years has owned, 10% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that our stockholders could receive a premium for their common stock in an acquisition.

We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any profits from an investment in our common stock will depend on whether the price of our common stock increases.

We have not paid dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our articles of incorporation and second amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Nevada law. In addition, our articles of incorporation and second amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide for the following:

•We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Nevada law. Nevada law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•We will also indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

•We are required to advance expenses, as incurred, to any indemnitee in connection with defending a proceeding, except that such indemnitee shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•We will not be obligated pursuant to our articles of incorporation and second amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings to enforce a right to indemnification.

•The rights conferred in our articles of incorporation and second amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

ITEM 2. PROPERTIES

Our principal executive office is located at 1700 Capital Avenue, Suite 100, Plano, Texas 75074. We lease the Plano facility on an annual basis, at a cost of $12,964 per month for the year ended June 30, 2020; $13,253 per month for the year ended June 30, 2021; $13,550 per month for the year ended June 30, 2022; $13,856 per month for the year ended June 30, 2023; and $14,171 per month for the year ended June 30, 2024. We lease another facility at 2865 Scott Street, Suites 105-107 Vista, CA 92081. We lease the Vista facility, on an annual basis, at a cost of $6,972 per month through May 31, 2020. We believe these facilities are suitable for our current needs.

ITEM 3. LEGAL PROCEEDINGS

On June 27, 2019, Steeped, Inc. d/b/a Steeped Coffee (the “Plaintiff”) filed a complaint (the “Complaint”) against the Company in the United States District Court for the Northern District of California (the “Court”), alleging that the Company’s promotion of certain coffee products and services during a trade show in 2019 constituted an infringement upon the Plaintiff’s registered trademark. The Complaint seeks an injunction against the continued use of the Plaintiff’s trademarks, as well as actual and punitive damages. On July 23, 2019, the Company submitted a motion to dismiss the Complaint for lack of subject matter jurisdiction and failure to state a claim upon which relief may be granted. On November 22, 2019, the Court denied this motion to dismiss. We continue to believe the allegations set forth in the Complaint are without merit and intend to defend vigorously against the allegations. However, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in its defense.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Market Information

We are currently list on the OTCQB market under the symbol “NUZE.” The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by OTC Markets. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE ($)
Quarters Ended	HIGH	LOW
September 30, 2019	60.00	25.50
June 30, 2019	60.00	19.50
March 31, 2019	22.65	19.47
December 31, 2018	24.90	15.00
September 30, 2018	5.70	1.95
June 30, 2018	3.60	1.95
March 31, 2018	3.57	1.95
December 31, 2017	2.85	0.75

Number of Shareholders

As of November 12, the stockholders list for our common stock showed 468 registered stockholders and 13,594,753 shares of common stock issued and outstanding. The transfer agent of our common stock is V Stock Transfer, 18 Lafayette Place, Woodmere, NY 11598

Dividends

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

Sales of Unregistered Securities

During year ended September 30, 2019, the Company sold 366,814 shares of common stock at $16.22 per share, for an aggregate purchase price of $5,947,922.

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

Equity Compensation Plans Information

The following table sets forth information concerning our equity compensation plans as of September 30, 2019:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,795,669	$6.91	4,869,332
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	1,795,669	$6.91	4,869,332

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION OF AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Corporate Overview

Our Company

We are a specialty coffee company and, we believe, the leading single serve pour over coffee co-packer in the United States. Our mission is to leverage our position as a co-packer at the forefront of the North American single serve pour over coffee market to revolutionize the way single serve coffee is enjoyed in the United States. While the United States is our core market, we also have single serve pour over coffee sales operations in Japan as well as manufacturing and sales operations in Korea. In addition, we plan to opportunistically leverage our strengths and relationships to grow our proprietary NuZee and Coffee Blenders brands in the United States and select international markets.

We believe we are the only commercial-scale producer of single serve drip cup coffee and that we have contractual protections and certain other advantages in place within the North American market, as outlined by the factors described below. As we have with Kraft Heinz, and in particular their Gevalia Kaffe brand, and Royal Cup Coffee & Tea, we intend to leverage our position to be the commercial manufacturer of choice for major companies seeking to enter the single serve drip cup market in North America. We target existing large, high-margin companies and are paid per-package based on the number of single serve pour over drip cups produced by us. Accordingly, we consider our business model to be a form of tolling arrangement, as we receive a fee for every single serve drip cup our co-packing customers sell in the North American market. While we financially benefit from the success of our manufacturing customers through the sales of their respective single serve drip cup products, we are also able to avoid the risks associated with owning and managing the product and its related inventory. As these companies gain market acceptance of single serve drip cup coffee in North America, we plan to leverage that market expansion to further grow our own brands.

Our primary focus is the development of single serve pour over coffee in the North American market targeting the individual consumer for use at home and office or other settings that would benefit from single serve pour over products, such as our recent expansion into the lodging market through our arrangement with Royal Cup Coffee & Tea, and positioning ourselves as the leading commercial-scale co-packer of single serve pour over coffee products. We may also look to co-package other products that are complementary to single serve pour over drip coffee and provides us with a deeper access to our customers, such as tea bag coffee. The competitive landscape for our services and products can be illustrated as follows:

Since 2016, we have been primarily focused on single serve pour over coffee production. Over this time we have developed expertise in the operation of our sophisticated packing equipment and the related production of the single serve pour over product at both our Vista, California facility and at our production operations in Korea. We plan to carry over this expertise to our recently announced Plano, Texas manufacturing facility, which will serve as our new single serve pour over co-packing hub and corporate headquarters to capture the location’s logistical advantages and lower cost structure.

Our sources of revenue

Co-packing

We operate as a third-party contract packager for the finished goods of other major companies operating in the coffee beverage industry. Under these arrangements, we produce and package coffee products according to our customers’ formulations and specifications. We currently focus on fostering co-packing arrangements with larger companies developing pour over coffee products. For example, we recently entered into co-packing agreements with Kraft Heinz, under their Gevalia Kafee® brand, and Royal Cup Coffee & Tea.

In addition to larger companies, we package for smaller companies that have significant growth potential. For example, we started packaging for Copper Cow in July 2017 and continue to do so today. Copper Cow started with smaller batch, single product SKUs but over the years has meaningfully increased order sizes as well as the number of SKUs. We are continually looking for new exciting companies to work with and grow with like Copper Cow.

A select list of our current co-packing customers include: Gevalia Kafee (Kraft Heinz), Royal Cup Coffee & Tea, Copper Cow Coffee, Alumbre Coffee, C&C Hawaii Coffee, Lion Coffee, Idyllwild Coffee and Virgin Islands Coffee.

NuZee branded products

We have developed products and brands for the primary reason of providing completed finished products to showcase to potential co-packing customers. Our products effectively serve as a sort of “sample” to potential customers that include high quality packaging and coffee. We have received indications of interest from some potential customers in co-packing single serve coffee under the customer’s brand using coffee sourced by us as opposed to the customer providing the coffee, which is how we typically co-pack for customers.

•Barista. Our Barista line of products is a high end product line that, in addition to showcasing our production expertise, also includes what we believe to be some of the best coffee available in a single serve application in the world. We plan to sell Barista via traditional retail channels that do not use “pay for placement” distributors. We also have a number of potential co-packing opportunities in which our customers would contract for us to replicate one or more of our Barista products with their foil and packing, providing further evidence of the high-quality nature of this line and coffee. We expect the Barista product line to be our flagship products that are both sold directly to consumers and used as a sales tool for co-packing customers.

•Twin Peaks. We currently sell our Twin Peaks single serve pour over coffee exclusively via Amazon, under Amazon’s accelerator program. This program commenced in April of 2019 and we expect that as Amazon and its customers become more familiar with single serve pour over coffee, we will increase our revenue for this product.

•Pine Ranch. Pine Ranch is a tea bag-style coffee that is available in two distinct roasts: a medium roast called “Smooth Blend” and a dark roast called “Bold Blend”. We introduced this product line in the third quarter of 2019. The brand is initially being sold to retailers and at wholesale, and we plan to offer it direct to consumers in 2020. Pine Ranch is available in dispense boxes that are suitable for offices and retail stores. Pine Ranch is also a zero-landfill product that we can showcase to potential co-packing customers as an alternative to the pour over format. We commenced production for our first tea bag style co-packing customer in October 2019.

Geographic Concentration

Our operations are primarily split between two geographic areas: North America and Asia.

For the fiscal year ended September 30, 2019, net revenues attributable to our operations in North America totaled $1,111,243, compared to $400,177 of net revenues attributable to our operations in North America during the fiscal year ended September 30, 2018. Additionally, as of September 30, 2019, $1,471,859 of our Property and equipment, net was attributable to our North American operations, compared to $508,711 attributable to our North American operations as of September 30, 2018.

For the fiscal year ended September 30, 2019, net revenues attributable to our operations in Asia totaled $682,347, compared to $988,795 of net revenues attributable to our operations in Asia during the fiscal year ended September 30, 2018. Additionally, as of September 30, 2019, $403,732 of our Property and equipment, net was attributable to our Asian operations, compared to $165,682 attributable to our Asian operations as of September 30, 2018.

Results of Operations

Comparison of Twelve Months ended September 30, 2019 and 2018

Revenue

	Twelve months ended September 30,		Change
	2019	2018	Dollars	%
Revenue	$1,793,590	$1,388,972	$404,618	29%

For the year ended September 30, 2019, our revenue increased by $404,618, or approximately 29%, compared with the year ended September 30, 2018. This increase was primarily related to increase in co-packing in North America partially offset by decrease in sales in Japan.

Cost of sales and gross margin

	Twelve months ended September 30,		Change
	2019	2018	Dollars	%
Cost of sales	$ 1,498,473	$1,321,755	$ 176,718	13%
Gross profit	$ 295,117	$67,217	$ 227,900	339%
Gross profit margin %	16%	5%

For the year ended September 30, 2019, we earned a total gross profit of $295,117 from sales of our products direct to consumers, compared to a total gross profit of $67,217 for the year ended September 30, 2018. The gross margin rate was 16% for the twelve months ended September 30, 2019, and 5% for the twelve months ended September 30, 2018. This increase in margin is driven by greater co-packing activity for larger customers and a shift away from direct to consumer products versus co-packing.

Operating Expenses

	Twelve months ended September 30,		Change
	2019	2018	Dollars	%
Operating Expenses	$12,399,282	$3,685,186	$8,714,096	236%

For the twelve months ended September 30, 2019, our Company’s operating expenses totaled $12,399,282, compared to $3,685,186 for the twelve months ended September 30, 2018, representing a 236% increase. This increase is primarily attributable to an increase in stock compensation expense of $7,859,141 and, to a lesser extent, an increase in employee costs, legal costs and facilities cost.

Net Loss

	Twelve months ended September 30,		Change
	2019	2018	Dollars	%
Net Loss attributable to NuZee, Inc.	$12,187,965	$3,577,171	$8,610,794	241%

For the twelve months ended September 30, 2019, we generated net losses attributable to NuZee, Inc. of $12,187,965 versus $3,577,171 for the twelve months ended September 30, 2018. This increase is primarily attributable to an increase in stock compensation expense of $7,859,141 and, to a lesser extent, an increase in costs associated with our shift in our focus towards our co-packing services and increased employee costs, legal costs and facilities cost.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of September 30, 2019, we had an accumulated deficit of approximately $25 million. We have not yet achieved profitability, and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses as a result of the costs associated with operating as an exchange-listed public company in the future.

To date, we have funded our operations primarily with proceeds from the private sale of shares of our common stock.

Our principal use of cash is to fund our operations, which includes the commercialization of our pour over coffee products, the continuation of efforts to improve our products, administrative support of our operations and other working capital requirements.

We may need to raise additional funds to support our operating activities, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

As of September 30, 2019, we had a cash balance of $1,326,040.

Summary of Cash Flows

	Twelve Months Ended September 30,
	2019	2018
Cash used in operating activities	$(4,400,601)	$(2,310,756)
Cash used in investing activities	$(2,037,968)	$(550,206)
Cash provided by financing activities	$6,004,897	$4,336,392
Effect of foreign exchange on cash	$(46,954)	$(16,901)
Net increase in cash	$(480,626)	$1,459,339

Operating Activities

We used approximately $4,400,601 and $2,310,756 of cash in operating activities during the years ended September 30, 2019 and 2018, respectively, principally to fund our operating loss. The increase in cash used in operating activities of approximately $2,089,845 was primarily attributable to the increase in net loss for the year ended September 30, 2019 as compared to the year ended September 30, 2018.

Investing Activities

We used approximately $2,037,968 and $550,206 of cash in investing activities during the years ended September 30, 2019 and 2018, respectively, principally to fund the purchase of equipment.

Financing Activities

Historically, we have funded our operations through the issuance of our common stock.

Cash provided from financing activities increased from $4,336,392 for the year ended September 30, 2018 to $6,004,897 for the year ended September 30, 2019. During the year ended September 30, 2019, we issued 366,814 shares of common stock which generated net cash proceeds of approximately $5,947,922.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Revenue Recognition

We determine revenue recognition through the following steps in accordance with FASB Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”, which we adopted as of October 1, 2018 on a modified retrospective basis:

•identification of the contract, or contracts, with a customer;

•identification of the performance obligations in the contract;

•determination of the transaction price;

•allocation of the transaction price to the performance obligations in the contract; and

•recognition of revenue when, or as, we satisfy a performance obligation.

Revenue is recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

ITEM 9A(I). CONTROLS AND PROCEDURES

a.Evaluation on Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company. In designing and evaluating our disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

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

b.Management’s report on internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this annual report on Form 10-K based on the criteria for effective internal control described Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, our management has concluded the Company’s internal controls over the financial reporting are not effective due to the following material weaknesses, which existed as of September 30, 2019:

•Lack of segregation of duties;

•Lack of multiple levels of reviews in our  internal controls over financial reporting and significant business processes, including management oversight over our foreign subsidiaries;

•Lack of formal written policies and procedures;

•Inadequate risk assessment process over our internal controls resulting in inadequate design of controls over our significant accounts and processes;

•Lack of controls over information technology related to our accounting systems; and

•Lack of independent board oversight and review.

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

MaloneBailey LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting. The report is included elsewhere in this Annual Report on Form 10-K.

REMEDIATION OF MATERIAL WEAKNESSES

As our current financial condition allows, we are in the process of analyzing and developing our processes for the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position
Masateru Higashida	47	Chief Executive Officer, Secretary, Treasurer and Director (Chairman)
Travis Gorney	38	President and Chief Operating Officer
Shanoop Kothari(3)	46	Senior Vice President, Chief Financial Officer and Director
Kevin J. Conner(1)(3)	57	Director
J. Chris Jones(1)(2)(3)	64	Director
Allen S. Morton(1)(2)	68	Director
_______________

(1)Member of the audit committee.

(2)Member of the compensation committee.

(3)Member of the nominating and corporate governance committee.

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Executive Officers

Masateru Higashida. Mr. Higashida has served as the Chief Executive Officer, Secretary, and Treasurer of the Company since October 2014, and as Chairman of the Board since April 2013. He previously also held the position of President of the Company from October 2014 until August 2017, and CFO from August 2014 until February 2019. Mr. Higashida previously founded multiple companies, including a Singapore-based investment company, and began his career in the financial industry in Nagoya, Japan.

Travis Gorney. Mr. Gorney has served as our President and COO since September 2017. He had previously served the Company as Senior VP of Sales and Marketing from January 2017 to August 2017 and as VP of Sales and Supply Chain Management from February 2016 to January 2017. Mr. Gorney became a full-time employee of the Company in April 2013, following two years of consulting for Mr. Higashida on a project concerning bottled spring water from New Zealand as well as a line of certified organic beauty products. From 2008 through the present, Mr. Gorney has acted as President and CEO of Left Coast Threads, Inc., a company that operates retail clothing stores. Previously, in 2004, Mr. Gorney formed Point Blank Beverage, Inc. where, as President and CEO, he developed a premium energy drink by the name of Torque. Mr. Gorney began his career in the beverage industry as national sales manager for a start-up independent energy beverage company named Rollin X, LLC, where he worked from 2002 until 2004.

Shanoop Kothari. Mr. Kothari has served as our Senior Vice President and Chief Financial Officer since March 2019 and has served on our Board since October 22, 2019. Prior to joining the Company, Mr. Kothari was Managing Director at B. Riley FBR, Inc. (“FBR”) since 2014 and has been involved in providing a wide range of financial services to FBR’s oil and gas clients. Before joining FBR, Mr. Kothari worked in the oil & gas industry as the CFO of a private refinery that was a joint venture with a small private equity firm and HollyFrontier, at Credit Suisse in energy investment banking, in finance for a publicly traded software company as well as in public accounting with Price Waterhouse. Mr. Kothari has 20+ years of accounting, finance and capital markets experience within organizations ranging from a handful of employees to multi-national organizations with tens of thousands of employees. Mr. Kothari holds a BA (Honors) in Accounting from Southern Methodist University and an MBA (High Honors) from Rice University. Mr. Kothari is also a licensed CPA / CIA and possesses Series 7 / 24 licenses.

Directors

Kevin J. Conner. Mr. Conner has served on our Board since October 22, 2019. Mr. Conner is currently Managing Director of Conner & Associates, a restructuring & turnaround servicing firm he founded in 1991. Mr. Conner has held senior management and board seats of public & private companies along with being the Chair of the Conner & Associates’ SEC audit practice. Mr. Conner is frequently retained as a qualified expert witness in matters before both Federal and State courts, including both corporate governance and general business matters. Mr. Conner holds an MS in Taxation from Philadelphia University and a BS in Accounting from West Chester University of Pennsylvania along with being licensed to practice as a CPA in the State of New York and the Commonwealth of Pennsylvania.

J. Chris Jones. Mr. Jones has served on our Board since October 22, 2019. Mr. Jones currently serves as the Managing Director of Haddington Ventures, LLC, a venture fund manager and advisor Mr. Jones co-founded in 1998, where he focuses on acquisitions, financing and administrative issues of portfolio companies. While at Haddington, Mr. Jones has served on over 12 boards of directors of portfolio companies, including multiple companies that were ultimately acquired by publicly traded companies, such as Lodi Gas Storage, which was sold to Buckeye Partners, and Bear Paw Energy, which was sold to Northern Border Partners. Prior to the formation of Haddington, Mr. Jones served as Vice President and Chief Financial Officer of Tejas Power Corporation (“TPC”), a publicly traded company, from 1985 until his appointment as Senior Vice President and Chief Operating Officer in 1995. He also served as a Director of Market Hub Partners, L.P., TPC’s natural gas storage joint venture with Dayton Power & Light, New Jersey Resources, NIPSCO and Public Service Electric and Gas. Prior to his association with TPC, Mr. Jones served as Secretary/Treasurer, and later Chief Financial Officer of The Fisk Group, Inc., a U.S. and international electrical contracting subsidiary of Amec p.l.c., a publicly traded U.K. company. He was employed with The Fisk Group from 1979 to 1985. Mr. Jones began his professional career with the auditing firm Price Waterhouse in Houston, Texas in 1977. He received his BBA degree in Accounting from the University of Texas at Austin in 1977.

Allen S. Morton. Mr. Morton has served on our Board since October 22, 2019. Mr. Morton is presently retired. From April 2013 to September 2018, Mr. Morton served as the Senior Managing Director, Head of Energy and Natural Resources Group of B. Riley FBR, Inc. From July 2013 until January 2014, he served as a director at Aly Energy Services, Inc., prior to which he served in multiple roles, including Managing Director, at RBC Capital Markets from March 2001 until June 2012. Mr. Morton received a BA in economics from Williams College and an MBA from New York University.

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

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that is applicable to NuZee, Inc. and to all our directors and officers and persons performing similar functions, including our principal executive officer and principal financial officer. A copy of the Company’s Code of Ethics may be obtained on our website at mynuzee.com/code-of-business-ethics/. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this prospectus does not include or incorporate by reference the information on our website into this prospectus.

Board Leadership Structure and Role in Risk Oversight

Mr. Masateru Higashida is the chairman of the Board and our Chief Executive Officer. We believe that the Chief Executive Officer is best situated to serve as chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well. Our Board has overall responsibility for risk oversight. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

•The Audit Committee oversees our risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit risks, liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

•The Compensation Committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees.

•The Nominating Committee oversees risks related to our governance structure and processes.

Director Independence

We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the Board be independent. However, our Board has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board has determined that Messrs. Conner, Jones and Morton, representing three of our five directors, are “independent directors” as defined under SEC rules. Messrs. Higashida and Kothari are not considered independent due to their service as executive officers of the Company.

Committees of the Board of Directors

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our Board is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

Our audit committee is composed of Messrs. Conner, Jones and Morton. Mr. Conner serves as the chairperson of our audit committee. Our Board has determined that each member of our audit committee meets the requirements for independence and financial literacy under the applicable rules and regulations of the SEC. Our Board has also determined that Mr. Conner is an “audit committee financial expert” as defined in the rules of the SEC and has the financial sophistication typically required under the listing standards of a national securities exchange. The responsibilities of our audit committee will include, among other things:

•selecting and hiring the independent registered public accounting firm to audit our financial statements;

•overseeing the performance of the independent registered public accounting firm and taking those actions as it deems necessary to satisfy itself that the accountants are independent of management;

•reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews, and the reports and certifications regarding internal control over financial reporting and disclosure controls;

•preparing the audit committee report that the SEC requires to be included in our annual proxy statement;

•reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;

•overseeing our policies on risk assessment and risk management;

•reviewing related party transactions; and

•approving or, as required, pre-approving, all audit and all permissible non-audit services and fees to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter which satisfies the applicable rules and regulations of the SEC.

Compensation Committee

Our compensation committee is composed of Messrs. Jones and Morton. Mr. Morton serves as the chairperson of our compensation committee. Our Board has determined that each member of our compensation committee meets the requirements for independence under the applicable rules and regulations of the SEC. Each member of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The purpose of our compensation committee will be to oversee our compensation policies, plans and benefit programs and to discharge the responsibilities of our Board relating to compensation of our executive officers. The responsibilities of our compensation committee will include, among other things:

•reviewing and approving or recommending to the Board for approval compensation of our executive officers and directors;

•overseeing our overall compensation philosophy and compensation policies, plans and benefit programs for service providers, including our executive officers;

•reviewing, approving and making recommendations to our Board regarding incentive compensation and equity plans; and

•administering our equity compensation plans.

Our compensation committee operates under a written charter which satisfies the applicable rules and regulations of the SEC.

Corporate Governance and Nominating Committee

The corporate governance and nominating committee is composed of Messrs. Conner, Jones and Morton. Mr. Jones serves as chairperson of our corporate governance and nominating committee. Our Board has determined that all members of our nominating and corporate governance committee meet the requirements for independence under the applicable rules and regulations of the SEC. The responsibilities of our nominating and corporate governance committee will include, among other things:

•identifying, evaluating and selecting, or making recommendations to our Board regarding, nominees for election to our Board and its committees;

•evaluating the performance of our Board and of individual directors;

•considering and making recommendations to our Board regarding the composition of our Board and its committees; and

•developing and making recommendations to our Board regarding corporate governance guidelines and matters.

Our nominating and corporate governance committee operates under a written charter which satisfies the applicable rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets for forth the compensation paid by us for the last two fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Our named executive officers for the year ended September 30, 2019, consisting of our principal executive officer and the next two most highly compensated executive officers, were:

•Masateru Higashida, Chief Executive Officer, Secretary, and Treasurer;

•Travis Gorney, President and Chief Operating Officer; and

•Shanoop Kothari, Senior Vice President and Chief Financial Officer.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during the years ended September 30, 2019 and September 30, 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(4)	Total ($)
Masateru Higashida(1)	2019	180,000	120,000	0	300,000
CEO, Secretary, Treasurer	2018	180,000	67,500	0	247,500
Travis Gorney(2)	2019	120,000	40,000	0	160,000
President, COO	2018	120,000	48,835	0	168,835
Shanoop Kothari(3)	2019	125,337	0	0	125,337
Senior VP and CFO

(1) Masateru Higashida was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Chief Operating Officer (“COO”) on August 19, 2014. Mr. Higashida resigned as the Company’s President and COO on August 28, 2017, and he was no longer acting as CFO as of February 12, 2019.

(2)Travis Gorney was appointed as the Company’s President & Chief Operating Officer effective as of September 1, 2017.

(3)Shanoop Kothari was appointed as the Company’s Senior Vice President and Chief Financial Officer effective as of February 12, 2019.

(4)Amounts listed in this column represent the aggregate fair value of the awards computed as of the grant date of each award in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 718, Compensation-Stock Compensation, or FASB ASC Topic 718, rather than amounts paid to or realized by the named individual. See the notes to our consolidated financial statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options. These amounts do not necessarily correspond to the actual value that the named executive officers may realize upon exercise.

Narrative to Summary Compensation Table

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of September 30, 2019:

		Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Masateru Higashida	07/20/2017	202,667	304,000(1)	1.68	07/20/2027
Travis Gorney	06/30/2015	32,667	–	1.80	02/23/2026
	02/01/2016	16,000	–	1.80	02/01/2026
	07/11/2016	–	106,667(2)	2.64	07/11/2026
	01/01/2017	8,000	–	1.53	01/01/2027
Shanoop Kothari	04/01/2019	–	200,000(3)	19.50	04/01/2029

(1) The options are subject to vesting over five years from the date of the grant, with 20% becoming exercisable on each anniversary of the date of the grant.

(2) The options vest in their entirety on December 31, 2021.

(3) The options vest, subject to Mr. Kothari’s continued employment, as follows: (a) 33,333 options vest upon the Company’s completion of sales of $15 million of its equity securities in capital raising transactions on or before December 31, 2019; (b) 16,667 options vest upon the Company’s completion of sales of $2 million of its equity securities in capital raising transactions to U.S. investors on or before December 31, 2019; (c) 16,667 options vest upon the Company’s completion of a strategic acquisition of a business with a purchase price of not less than $25 million; and (d) 133,333 options vest upon the Company’s listing on any tier of the Nasdaq Stock Market on or before December 31, 2020.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 20, 2019, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly, and the percentage shown is based on 13,729,104 shares of common stock issued and outstanding on December 20, 2019.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
Directors and Named Executive Officers:
Masateru Higashida	4,744,545	34.6%
Travis Gorney	506,667	3.7%
Shanoop Kothari	0	*
Kevin J. Conner	0	*
J. Chris Jones	0	*
Allen S. Morton	0	*
All directors and named executive officers as a group (6 persons)	5,251,212	38.2%
All other 5% Stockholders
Katsuyoshi Eguchi(1) 4-1002, Omori, Moriyama-ku Nagoya-Shi, Aichi-ken, Japan 463-0021	902,739	6.6%

* Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1) Represents (i) 495,361 shares of our Common Stock held by Eguchi Holdings Co, Ltd., of which Mr. Eguchi is President, (ii) 124,444 shares of our Common Stock held by Torus International, of which Mr. Eguchi is a director, (iii) 276,267 shares of our Common Stock held by Mr. Eguchi in his personal capacity, and (iv) 6,667 shares of Common Stock held by family members of Mr. Eguchi. Mr. Eguchi also serves as the chief executive officer of NuZee JP, a majority owned subsidiary of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

In addition to the director and executive officer compensation arrangements discussed above in the section titled “Executive Compensation” the following is a description of each transaction since September 30, 2018, and each currently proposed transaction in which:

•we have been or are to be a participant;

•the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of the Company’s total assets at year end for the last two completed fiscal years; and

•any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals or entities, had or will have a direct or indirect material interest.

Mark Gorney, the father of Travis Gorney, our President and COO, is an hourly employee of the Company, and he received approximately $27,000 in compensation for his services during the year ended September 30, 2019. On April 1, 2019, Mark Gorney was also granted options to purchase 5,000 shares of our common stock at an exercise price of $19.50, which vest in four equal annual installments beginning on April 1, 2020.

Certain Family Relationships

There are no family relationships among any of our directors or executive officers.

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed the lesser of (i) $120,000 or (ii) 1% of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which a related person has or will have a direct or indirect material interest. The charter of our audit committee provides that our audit committee shall review and approve or disapprove in advance any related party transaction.

Control by Officers and Directors

Our officers and directors and their affiliates beneficially own, in the aggregate, approximately 38.6% of our outstanding common stock. As a result, in certain circumstances, these stockholders acting together may be able to determine matters requiring approval of our stockholders, including the election of our directors, or they may delay, defer or prevent a change in control of us. See the section of this prospectus captioned “Security Ownership of Certain Beneficial Owners and Management” below.

Indemnification of Officers and Directors

We have entered, and intend to continue to enter, into separate indemnification agreements with each of our directors and executive officers, in addition to the indemnification provided for in our amended and restated articles of incorporation and second amended and restated bylaws. The indemnification agreements and our articles of incorporation and second amended and restated bylaws require us to indemnify our directors, executive officers and certain controlling persons to the fullest extent permitted by Nevada law.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by MaloneBailey LLP for professional services rendered for the fiscal years ended September 30, 2019 and 2018:

	2019	2018
FEE CATEGORY
Audit Fees (MaloneBailey, LLP)	$122,366	$105,267
Tax Fees	-	-
Audit-Related Fees	-	-
All Other Fees	-	-
TOTAL FEES	$122,366	$105,267

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

All Other Fees consist of the aggregate fees billed in each of the last two fiscal years for the products and services provided by our auditors, other than the products and services included in Audit Fees, Tax Fees, and Audit-Related Fees.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

The following exhibits are hereby filed as part of this Annual Report on Form 10-K or incorporated by reference:

EXHIBIT NO.	DESCRIPTION
3.1

Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on September 6, 2011, SEC File Number 333-176684)

3.2

Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684)

3.3

Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157)

3.4

Second Amended and Restated Bylaws of the Company, dated April 22, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 28, 2016, SEC File Number 000-55157)

10.1†

Executive Employment Agreement dated August 17, 2019, by and between NuZee, Inc. and Masateru Higashida (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on November 12,2019, SEC File Number 333-234643)

10.2†

Employment Agreement dated February 1, 2016, by and between NuZee, Inc. and Travis Gorney (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on November 12,2019, SEC File Number 333-234643)

10.3†

Employment Agreement dated March 31, 2019, by and between NuZee, Inc. and Shanoop Kothari (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on November 12,2019, SEC File Number 333-234643)

10.4†	NuZee, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on November 12,2019, SEC File Number 333-234643)
10.5†	NuZee, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on November 12,2019, SEC File Number 333-234643)
21.1	Subsidiaries of NuZee, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 26, 2019.

NuZee, Inc.

By: /s/ Masateru Higashida

Name: Masateru Higashida

Title: Chief Executive Officer (Principal Executive Officer), Secretary and Director

By: /s/ Shanoop Kothari

Name: Shanoop Kothari

Title: Chief Financial Officer (Principal Financial Officer) and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NuZee, Inc.

Plano, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NuZee, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 24, 2019 expressed an adverse opinion.

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

December 24, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NuZee, Inc.

Plano, Texas

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NuZee, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2019 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of September 30, 2019 and 2018 and for the years then ended and our report dated December 24, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on timely basis. The following material weaknesses have been identified and included in management’s assessment: (i) Lack of segregation of duties; (ii) Lack of multiple levels of reviews in the Company’s internal controls over financial reporting and significant business processes including management oversight over its foreign subsidiaries; (iii) Lack of formal written policies and procedures; (iv) Inadequate risk assessment process over the Company’s internal controls resulting in inadequate design of controls over its significant accounts and processes; (v) Lack of controls over information technology related to the Company’s accounting systems and (vi) Lack of independent board oversight and review. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 24, 2019

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash	$ 1,326,040	$ 1,806,666
Accounts receivable, net	540,310	144,632
Accounts receivable - Related party	-	222
Inventories, net	500,986	134,877
Prepaid and other current assets	372,456	94,718
Other current assets - Related party	460	33,887
Total current assets	2,740,252	2,215,002

Property and equipment, net	1,875,591	674,393

Other assets:
Goodwill	-	17,112
Customer List, net	-	34,424
Other asset	634,701	41,581
Total other assets	634,701	93,117

Total assets	$ 5,250,544	$ 2,982,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 341,095	$ 268,283
Current portion of long-term loan payable	101,148	44,229
Other current liabilities	531,861	160,773
Other current liabilities - Related party	2,812	2,782
Total current liabilities	976,916	476,067

Non-current liabilities:
Loan payable - long term, net of current portion	156,816	88,063
Other noncurrent liabilities	1,750	6,317
	158,566	94,380

Total liabilities	$ 1,135,482	$ 570,447

Stockholders' equity :
Common stock; 100,000,000 shares authorized, $0.00001 par value; 13,617,366 and 13,194,591 shares issued	$ 137	$ 132
Additional paid in capital	28,898,344	14,957,491
Accumulated deficit	(24,795,687)	(12,607,722)
Accumulated other comprehensive loss	(90,635)	(30,967)
Total NuZee, Inc. stockholders' equity	4,012,159	2,318,934
Noncontrolling interest	102,903	93,131
Total stockholders' equity	4,115,062	2,412,065

Total liabilities and stockholders' equity	$ 5,250,544	$ 2,982,512

The accompanying notes are an integral part of these consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2019	Year Ended September 30, 2018
Revenues, net	$ 1,793,590	$ 1,388,972
Cost of sales	1,498,473	1,321,755
Gross Profit	295,117	67,217

Operating expenses	12,399,282	3,685,186
Loss from operations	(12,104,165)	(3,617,969)

Other income	39,237	63,484
Equity in loss of unconsolidated affiliate	-	(10,733)
Other expense	(144,741)	(1,906)
Interest expense	(5,267)	(2,468)
Net loss	(12,214,936)	(3,569,592)
Net income (loss) attributable to noncontrolling interest	(26,971)	7,579
Net loss attributable to NuZee, Inc.	($12,187,965)	($3,577,171)

Basic and diluted loss per common share	$ (0.88)	$ (0.29)

Basic and diluted weighted average number of common stock outstanding	13,867,643	12,234,107

The accompanying notes are an integral part of these consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For the years ended September 30, 2019 and 2018	2019	2018	2019	2018	2019	2018
Net income (loss)	$ (12,187,965)	$ (3,577,171)	$ (26,971)	$ 7,579	$ (12,214,936)	$ (3,569,592)

Foreign currency translation	(59,668)	(10,287)	36,743	(7,305)	(22,925)	(17,592)
Total other comprehensive income (loss), net of tax	(59,668)	(10,287)	36,743	(7,305)	(22,925)	(17,592)
Comprehensive income (loss)	$ (12,247,633)	$ (3,587,458)	$ 9,772	$ 274	$ (12,237,861)	$ (3,587,184)

The accompanying notes are an integral part of these consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	capital	deficit	interest	Income (loss)	Total

Balance September 30, 2017	11,573,513	$ 116	$ 9,718,879	$ (9,030,551)	$ 92,857	$ (20,680)	$ 760,621

Common stock issued for cash	1,602,988	16	4,542,643	-	-	-	4,542,659
Common stock issued for service	11,534	-	14,880	-	-	-	14,880
Stock issuance costs	6,556	-	(157,690)	-	-	-	(157,690)
Stock option expense	-	-	838,779	-	-	-	838,779
Other comprehensive gain / (loss)	-	-	-	-	(7,305)	(10,287)	(17,592)
Net loss	-	-	-	(3,577,171)	7,579	-	(3,569,592)

Balance September 30, 2018	13,194,591	$ 132	$ 14,957,491	$ (12,607,722)	$ 93,131	$ (30,967)	$ 2,412,065

						Accumulated
			Additional			other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	capital	deficit	interest	Income (loss)	Total

Balance September 30, 2018	13,194,591	$ 132	$ 14,957,491	$ (12,607,722)	$ 93,131	$ (30,967)	$ 2,412,065

Common shares issued for cash	366,814	4	5,947,918	-	-	-	5,947,922
Common stock ussed to settle payables	5,961	-	123,923	-	-	-	123,923
Stock option expense	-	-	7,859,141	-	-	-	7,859,141
Common stock issued for services	50,000	1	37,499	-	-	-	37,500
Stock issuance costs	-	-	(27,628)	-	-	-	(27,628)
NuZee foreign currency gain (loss)	-	-	-	-	36,743	(59,668)	(22,925)
Net loss	-	-	-	(12,187,965)	(26,971)	-	(12,214,936)

Balance September 30, 2019	13,617,366	$ 137	$ 28,898,344	$ (24,795,687)	$ 102,903	$ (90,635)	$ 4,115,062

The accompanying notes are an integral part of these consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2019	For the Year Ended September 30, 2018

Operating activities:
Net loss	$ (12,187,965)	$ (3,569,592)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and Amortization	452,207	163,323
Loss on sale of assets	6,096	1,906
Stock option expense	7,859,141	838,779
Common stock issued for services	37,500	14,880
Inventory impairment	-	81,496
Allowance for (recovery of) doubtful accounts, net	(30,313)	83,030
Loss on settlement of payable	91,684	-
Equity in loss of unconsolidated affiliate	-	10,733
Change in operating assets and liabilities:
Accounts receivable	(365,364)	(85,041)
Accounts receivable - Related party	222	12,033
Inventories	(366,109)	49,111
Prepaid expense and other current assets	(277,738)	(33,781)
Other current assets - Related party	33,428	(4,807)
Other asset	(451)	-
Accounts payable	(19,490)	161,645
Other liabilities	(4,567)	1,704
Accrued expense and other current liabilities	371,088	38,047
Deferred revenue	-	(74,222)
Other current liabilities - related party	30	-
Net cash used by operating activities	(4,400,601)	(2,310,756)

Investing activities:
Purchase of equipment	(1,469,128)	(550,206)
Proceeds from sales of equipment	23,600	-
Cash paid for deposit on equipment	(592,440)	-
Net cash used in investing activities	(2,037,968)	(550,206)

Financing activities:
Proceeds from issuance of common stock	5,947,922	4,542,659
Stock issuance cost	(27,628)	(157,690)
Proceed from loans - long term	-	(3,259)
Proceed from issuance of loan - short term - related party	-	341,000
Repayment of loans - short term	(54,350)	(45,118)
Repayment of loans - short term - Related party	-	(341,200)
Borrowing of loans - long term	138,953	-
Net cash provided by financing activities	6,004,897	4,336,392

Effect of foreign exchange on cash and cash equivalents	(46,954)	(16,091)

Net change in cash	(480,626)	1,459,339

Cash, beginning of period	1,806,666	347,327
Cash, end of period	$ 1,326,040	$ 1,806,666

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,500	$ 3,909
Cash paid for taxes	$ 800	$ 800

Noncash investing and financing activities:
Auto purchased on loan	$ 38,127	-
Equipment purchased on account	$ 124,540	-
Stock issued to settle payables	$ 32,239	-

The accompanying notes are an integral part of these consolidated financial statements

NuZee, Inc

Notes to Consolidated Financial Statements

September 30, 2019

1. ORGANIZATION

NuZee, Inc. (the “Company”, “we”, “our”, “us’) was incorporated on November 9, 2011 in Nevada. The Company is a start-up organization which is a specialty coffee company and the leading single serve pour over coffee co-packer in the United States. We look to leverage our position as a co-packer at the forefront of the North American single serve pour over coffee market to revolutionize the way single serve coffee is enjoyed in the United States. While the United States is our core market, we also have single serve pour over coffee sales operations in Japan as well as manufacturing and sales operations in Korea. In addition, we plan to opportunistically leverage our strengths and relationships to grow our proprietary NuZee, Coffee Blenders®, Twin Peaks® and Pine Ranch® brands in the United States and select international markets.

On August 16, 2016, the Company entered into a Share Exchange Agreement with NuZee JAPAN Co., Ltd ("NuZee JP") and its shareholders whereby the Company exchanged 382,911 shares of its common stock, par value $0.00001 per share, for seventy percent (70%) of the issued and outstanding common stock of NuZee JP. The acquisition of NuZee JP closed on October 3, 2016.

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

On June 8, 2018, the Company started business in South Korea as NuZee Korea Ltd. (“NuZee KR”).

On September 11, 2018, Nuzee Investments Co, Ltd. (“NuZee INV”) was founded in Japan as a wholly owned subsidiary of the Company. NuZee INV primarily manages the Company’s capital raising efforts in Japan as well as investor relations for Japanese shareholders.

On October 28, 2019, we completed a l-for-3 reverse stock split, which became effective on November 12, 2019. All share and per share information included in these financial statements and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

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

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company incurred a net loss for the years ended September 30, 2019 and 2018, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Going Concern and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.

As of September 30, 2019, the Company had cash of $1,326,040 and working capital of $1,763,336. However, the Company has not attained profitable operations since inception.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had limited revenues, recurring losses and an accumulated deficit. These items raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations, continued contributions from the Company’s executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company’s products and business.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2019 and 2018.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may or may not maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company recognized $119,569 and $169,517 of allowance for doubtful accounts as of September 30, 2019 and 2018, respectively.

Major Customers

For the years ended September 30, 2019 and 2018, revenue was primarily from major customers disclosed below.

For the year ended September 30, 2019:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer K	$344,275	19%	$330,121	61%
Customer M	$333,855	19%	$35,577	7%
Customer WP	$282,905	16%	$74,633	14%

For the year ended September 30, 2018:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer M	$898,330	64%	$99,203	69%

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

NuZee JAPAN Co., Ltd is the lessee of certain equipment under a capital lease extending through 2021. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments, or the fair value of the asset. Leased equipment is depreciated over a 6-year life. The leased equipment is reported in the accompanying consolidated balance sheets in property and equipment of $6,651 as of September 30, 2019. The capital lease liability is included in other current liabilities on the consolidated balance sheets.

Future minimum lease payments under capital lease as of September 30, 2019 for each of the remaining years are as follows:

2020	4,901
2021	1,750
Total Minimum Lease Payments	$ 6,651

On April 23, 2019, we entered into the "Third Amendment to Lease" with our current landlord in Vista California. Under the terms of this lease we added 2,134 square feet to our facility. After this expansion, we will have 5,643 square feet spaced leased by the landlord with an additional 1,108 square feet subleased from another tenant (total 6,751 square feet). All of this space will co-terminate on May 31, 2020. The additional space will increase our monthly rent by approximately $3,647.

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

The Company leases office spaces under leases with terms ranging from month to month to 61 months. Rent expense included in general and administrative expense for the years ended September 30, 2019 and 2018 was $169,624 and $74,001 respectively.

Future minimum rents as of September 30, 2019 for each of the remaining years are as follows:

2020	$212,286
2021	159,923
2022	163,516
2023	167,216
2024	127,539
Total Minimum Lease Payments	$830,480

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

Foreign Currency Translation

The financial position and results of operations of the Company's foreign subsidiary is measured using the foreign subsidiary's local currency as the functional currency. Revenues and expenses of such subsidiary has been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustment recorded to other comprehensive loss amounted to $59,668 and $10,287 as of September 30, 2019 and 2018, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction (gains) losses included in the consolidated statements of operations totaled $(1,615) and $(17,192) for the years ended September 30, 2019 and 2018, respectively.

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and consolidated statements of operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption ‘‘Equity in loss of unconsolidated affiliate’’ in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reflected in the caption ‘‘Investment in unconsolidated affiliate’’ in the Company’s consolidated balance sheets.

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

Goodwill

The Company evaluates goodwill on an annual basis or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. During the year ended September 30, 2019, it was determined that the entire amount of the carrying amount of goodwill was impaired and as a result, goodwill of $17,112 was written off during the year.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). The new standard’s core principle is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The principles in the standard are applied in five steps: 1) Identify the contract(s) with a customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations in the contract; and 5) Recognize revenue when (or as) the entity satisfies a performance obligation. We adopted Topic 606 as of October 1, 2018 on a modified retrospective basis. The adoption of Topic 606 did not have a material impact on our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.

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

As of September 30 2019 and September 30, 2018, the Company had $119,569 and $169,517 of sales allowances for estimated chargebacks and returns, respectively. Revenue recognized is net of sales allowances.

Cost Recognition

Cost of products sold is primarily comprised of direct materials consumed in the manufacturing of co-packing arrangements or the production of our own products for resale. Cost of products sold also includes directly related labors’ salaries and other overhead cost.

Selling, General and Administrative Expense

Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, research and development costs, administrative and other indirect overhead costs, depreciation expense and other miscellaneous operating items. Personnel expenses, occupying a majority portion of SG&A, were $1,042,788 and $787,723 for the years ended September 30, 2019 and 2018, respectively. In some situations, the Company covers shipping fees and the shipping and handling expenses are recorded under operating expenses in the consolidated statements of operations.

Advertising Expenses

The Company expenses advertising costs when incurred. Advertising expense for the years ended September 30, 2019 and 2018 is as follows:

	September 30, 2019	September 30, 2018
Advertising	$ 57,357	$ 63,304

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

Research and Development

Research and development expenses are expensed in the consolidated statements of operations as incurred in accordance with FASB ASC 730, Research and Development. Research and development expenses for the years ended September 30, 2019 and 2018 amounted to $1,825 and $18,166, respectively.

Inventory

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At September 30, 2019 and 2018, the carrying value of inventory of $500,986 and $134,877 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	September 30, 2019	September 30, 2018
Raw materials	$ 327,985	$ 30,200
Finished goods	173,001	104,677
Less - Inventory reserve	-	-
Total	$ 500,986	$ 134,877

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. The Company generally depreciates property and equipment on a straight-line basis over the estimated useful lives of the assets after the assets are placed in service except for NuZee KR which uses the declining balance method. Office equipment is depreciated over a 3-year life, furniture over a 7-year life, and other equipment over a 5-year life. Depreciation expense for the years ended September 30, 2019 and 2018 was $400,671 and $151,848 respectively. Repair and maintenance costs are expensed as incurred. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment that exceed $1,000 are capitalized. Property and equipment as of September 30, 2019 and 2018 consist of:

	September 30, 2019	September 30, 2018
Furniture & Fixture	$ 85,872	$ 25,642
Machinery & Equipment	2,317,929	806,374
Vehicles	63,727	44,657
Leasehold Improvements	65,113	56,809
Software	--	14,807
Less - Accumulated Depreciation	(657,050)	(273,896)
Net Property and Equipment	$ 1,875,591	$ 674,393

The Company is required to make deposits or prepayments and progress payments on equipment purchases before the Company receives possession and title. As a result, the Company accounts for such payments as Other Assets until it has possession at which time the equipment is recorded as Property and Equipment. Deposits for purchase of equipment as of September 30, 2019 is $592,440.

Samples

The Company distributes samples of its products as a component of its marketing program. Costs for samples are expensed at the time the samples are produced and recorded under operating expenses in the consolidated statements of operations.

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

Intangible Assets

Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible asset consists of customer list which, recognized as a result of the acquisition of NuZee JAPAN Co., Ltd..

As of September 30, 2019, the Company evaluated its intangible asset and as a result of this evaluation the balance was written off.

	September 30, 2019
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Customer List	$ 57,374	($57,374)	-
Total	$ 57,374	($57,374)	-

Aggregate amortization expense for the years ended September 30, 2019, and September 30, 2018, totaled $34,424 and $11,475, respectively.

Income Taxes

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2019 and 2018.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07 which simplifies several aspects of the accounting for non-employee transactions by stipulating that the existing accounting guidance for share-based payments to employees (accounted for under ASC Topic 718, "Compensation-Stock Compensation") will also apply to non-employee share-based transactions (accounted for under ASC Topic 505, "Equity"). ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company implemented ASU 2018-07 on October 1, 2019 and the Company does not believe the impact of this implementation will be material to its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the consolidated balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company implemented ASU No. 2016-02 on October 1, 2019 and the Company anticipates classifying majority of its leases as a right to use asset and the associated operating lease liability of not more than approximately $830,000.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU was issued to address the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company determined that the adoption of ASU 2017-11 will not have an impact on the Company's financial statements.

3. LOANS

On June 30, 2016, NuZee JAPAN Co., Ltd entered into a loan agreement with Tono Shinyo Kinko Bank. The Company borrowed the sum of approximately $145,758 to be repaid on or before June 5, 2021 at an annual interest rate of 1.2%. The loan is unsecured and guaranteed by a director. The outstanding balance on the loan at September 30, 2019 amounted to $48,619. On January 27, 2017, NuZee JAPAN Co., Ltd entered into a loan agreement with Nihon Seisaku Kouko. The Company borrowed the sum of approximately $87,268 to be repaid on or before January 20, 2022 at an interest rate of 0.16%. The loan is unsecured and not guaranteed by a director. The outstanding balance on the loan at September 30, 2019 amounted to $44,087.

On April 1, 2019, NuZee purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at September 30, 2019 amounted to $35,196.

On February 15, 2019 NuZee KR entered into equipment financing for production equipment with ShinHan Bank for $60,563. In June 28, 2019 NuZee KR purchased additional equipment and increased the loan with ShinHan Bank by $86,518. The financing has a term of 36 months at a rateof 4.33%. Principal payments began in July of 2019. The outstanding balance on this loan at September 30, 2019 amounts to $130,070.

The loan payments required for the next five years are as follows:

	Tono Shinyo Kinko Bank	Nihon Seisaku Kouko	Ford Motor Credit	ShinHan Bank
2020	$ 27,783	$18,781	$7,286	$47,298
2021	20,828	18,781	7,500	47,298
2022	-	6,525	7,720	35,474
2023	-	-	7,947	-
2024	-	-	4,743	-
Total Loan Payment	$48,611	$44,087	$35,196	$130,070

4. GEOGRAPHIC CONCENTRATIONS

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis.

Information about the Company’s geographic operations for years ended September 30, 2019 and 2018 are as follows:

	Twelve Months Ended September 30, 2019	Twelve Months Ended September 30, 2018
NetRevenue:
North America	$ 1,111,243	$ 400,177
Japan	656,845	968,662
South Korea	25,502	20,133
	$ 1,793,590	$ 1,388,972

Property and equipment, net:	September 30, 2019	September 30, 2018
North America	$ 1,471,859	$ 508,711
Japan	6,329	7,864
South Korea	397,403	157,818
	$ 1,875,591	$ 674,393

5. RELATED PARTY TRANSACTIONS

Loans

During the year ended September 30, 2018, the Company borrowed the sum of $2,000 unsecured short-term loan from Masateru Higashida to be repaid on or before December 31, 2018 at an interest rate of one percent (1%). The Company fully paid the loan during the year ended September 30, 2018.

During the year ended September 30, 2018, the Company borrowed the sum of $154,000 unsecured short-term loan from NuZee Co., Ltd to be repaid on or before October 31, 2018 at an interest rate of one percent (1%) and the sum of $185,000 unsecured short-term loan to be repaid on or before January 31, 2019 at an interest rate of one percent (1%). The Company fully paid these loans as of September 30, 2018.

All short-term loans are related party transactions since Masateru Higashida is the Company's major shareholder and he holds 100% ownership of NuZee Co., Ltd. Masateru Higashida and NuZee Co., Ltd, are related parties of the Company.

Sales, Purchases and Operating Expenses

For the year ended September 30, 2019 and 2018, NuZee JP sold their products to Eguchi Holdings Co., Ltd (“EHCL”), and the sales to them totaled approximately $6,120 and $3,420 respectively. The corresponding accounts receivable balance from EHCL was ($106) and $222 as of September 30, 2019 and 2018, respectively.

NuZee Investment has, in prior years, leased an employee to Contius, Inc. (“Contius”). Contlus is the Company’s related party as the Company holds 50% of Contlus’s issued shares. Contlus has payable balance of $33,451 and as this balance is deemed uncollectible, it has been written off at September 30, 2019.

Rent

During October 2016, NuZee JP entered into a rental agreement of an office space with NuZee Co., Ltd. The Company pays $1,169 per month for the office on the last day of each month on behalf of NuZee JP. There is no set expiration date on the agreement. As of September 30, 2019, NuZee JP has a payable balance to NuZee Co. of $1,552 and NuZee JP has a receivable balance from Nuzee Co. of $460.

During September 2016, the Company entered into a rental agreement of an office space and warehouse with EHCL. The Company pays $609 per month for the office and the warehouse on the last day of each month. The term of this agreement is 3 years and the Company expects it will be automatically renewed. At September 30, 2019, the payable balance under this lease was $1,154.

During February 2015, the Company entered into a rental agreement of a warehouse with Eguchi Steel Co.,Ltd (“ESCL”). The Company pays $449 per month for the warehouse on the last day of each month. There is no set expiration date on the agreement.

6. COMMON STOCK

During year ended September 30, 2018, the Company sold 1,602,988 shares of common stock at a weighted average price of $2.83 per share, for aggregate purchase price of $4,542,659. The Company incurred stock issuance costs of $157,690 which includes the fair value of 6,556 shares, amounting to $23,600, issued to settle fees owed to consultant.

During year ended September 30, 2018, the Company issued 11,534 shares with a fair value of $14,880 to a consultant for services received.

During the year ended September 30, 2019, the Company sold 366,814 shares of common stock at a weighted average price of $16.22 per share, for an aggregate purchase price of $5,947,922, as well as incurred $27,628 in stock issuance costs. 26,203 shares were sold to NuZee Co., Ltd. for a total purchase price of $459,855. The proceeds were used for general corporate purposes.

During the year ended June 30, 2019, the Company issued 5,961 shares of common stock to settle payables amounting to $32,239. The Company recognized a loss on settlement of payables of $91,684 for the year ended September 30, 2019.

During the year ended September 30, 2019, the Company issued 50,000 shares of common stock to satisfy a previously committed service obligation of $37,500.

7. STOCK OPTIONS

During July 2016, the Company issued 106,667 options to an employee. The right to exercise these options shall vest and become exercisable on December 31, 2021. The exercise price is $2.64 per share and will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

During January 2017, the Company issued 28,000 options to employees. The right to exercise these options shall vest and become exercisable on January 2018. The exercise price is $1.20-$1.53 per share and will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

During July 2017, the Company issued 723,333 options to employees and 143,333 options to non-employees. The right to exercise these options shall vest and become exercisable on January 2018. The exercise price is $1.53-$1.68 per share and will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

During June 2018, the Company issued 133,334 options to an employee. The right to excise these options shall vest and become exercisable on July 2019 over a period of 5 years. The exercise price is $3.96 per share and will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

During August 2018, the Company issued 50,000 options to employees and 200,000 options to non-employees. The right to excise these options shall vest and become exercisable on September 2019 over a period of 5 years. The exercise price is $3.60 per share for the non-employee options and $3.96 per share for the employee options. The options will expire ten years from the grant date for non-employee and 6.5 years for employee, unless terminated earlier as provided by the option agreements.

From April to September of 2019, the Company issued 203,333 options to employees and 33,333 options to non-employees. The right to excise these options shall vest and become exercisable on over a period of 4 years for employees and 5 years for non-employees. The exercise price is $19.50 per share for the non-employee options and $19.89 weighted average exercise per share for the employee options. The options will expire ten years from the grant date, unless terminated earlier as provided by the option agreements. Also in 2019, the Company issued 250,000 options to certain employees with milestone based vesting. The exercise price $18.90 per share for these options and the options will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

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

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the twelve months ended September 30, 2019 and 2018, respectively:

For employees	September 30, 2019	September 30, 2018
Risk-free interest rate	1.55% - 3.11%	2.58% - 2.61%
Expected option life	10 years	6.5 years
Expected volatility	2776% - 2884%	94.2% - 95.1%
Expected dividend yield	0.00%	0.00%
Exercise price	$19.50 - $25.50	$3.96

For non-employees	September 30, 2019	September 30, 2018
Risk-free interest rate	2.55%	2.27% - 2.82%
Expected option life	10 years	10 years
Expected volatility	2669%	115.70% - 120.6%
Expected dividend yield	0.00%	0.00%
Exercise price	$19.50	$3.60

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $7,859,141 and $838,779 for the years ended September 30, 2019 and 2018. Unamortized option expense as of September 30, 2019, for all options outstanding amounted to approximately $9,564,329. These costs are expected to be recognized over a weighted-average period of 3 years.

The following table summarizes stock option activity for the year ended September 30, 2019.

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life (years)	Intrinsic Value
Outstanding at September 30, 2018	1,314,000	$ 2.34	8.9	$ 4,407,160
Granted	486,667	19.36
Exercised
Expired
Forfeited	(5,000)	19.50
Outstanding at September 30, 2019	1,795,667	$ 6.91	8.4	33,384,360

Exercisable at September 30, 2019	517,333	$ 2.35	8.0	12,019,960

The following table summarizes stock option activity for the year ended September 30, 2018.

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life (years)	Intrinsic Value
Outstanding at September 30, 2017	1,021,500	$ 1.74	9.6	$ 17,425
Granted	383,334	3.81
Exercised	-	-
Expired	-	-
Forfeited	(90,834)	1.41
Outstanding at September 30, 2018	1,314,000	$ 2.34	8.9	$ 4,407,160

Exercisable at September 30, 2018	210,667	$ 1.53	7.9	$ 860,960

A summary of the status of the Company’s unvested shares as of September 30, 2019 and 2018, are presented below:

Number of
Nonvested Shares
Nonvested shares at September 30, 2017	961,333
Granted	383,334
Exercised	-
Forfeited	(80,000)
Vested	(161,334)
Nonvested shares at September 30, 2018	1,103,333
Granted	486,667
Exercised	-
Forfeited	(5,000)
Vested	(306,667)
Nonvested shares at September 30, 2019	1,278,333

8. INCOME TAX

As of September 30, 2019, and, 2018, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years' income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for deferred income tax assets. Cumulative net operating loss carry forward is $15,514,565 and $11,680,849 as of September 30, 2019 and 2018, respectively, and will begin expiring in 2033. The earliest tax year which remains subject to examination is 2015.

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

Deferred tax assets consisted of the following as of September 30, 2019 and 2018

	2019	2018
Net Operating Losses	$ 4,654,370	$ 3,504,255
Valuation Allowance	(4,654,370)	(3,504,255)

9. CONTINGENCIES

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. The results of any future litigation cannot be predicted with certainty, and, regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. Matters that are probable of unfavorable outcomes to us and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, our estimates of the outcomes of such matters and our experience in contesting, litigating and settling similar matters. As of the date of this report there are no material pending legal proceedings to which we are a party or of which any of our property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

10. SUBSEQUENT EVENTS

During October and November of 2019, the Company sold 111,738 shares of common stock at $17.85 per share, for an aggregate purchase price of $1,994,138.

On October 9, 2019, NuZee entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,986.84 per month for the next 60 months. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,540 for the purchase of this equipment.