Form 10-K/A
period 2019-09-30
NuZee, Inc.
filed 2019-12-31
CIK 1527613

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “Original Form 10-K”) in order to include signatures of the members of the board of directors of the Registrant that were inadvertently omitted from the Original Form 10-K, and to refile Exhibits 32.1 and 32.2 to correct certain typographical errors.

Except as indicated above, all other information from the Original Form 10-K remains unchanged.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Item 15 of Part IV has been amended to include the currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.2 and 31.2 hereto.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K/A:

The following exhibits are hereby filed as part of this Annual Report on Form 10-K/A or incorporated by reference:

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

10.4†	NuZee, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on November 12,2019, SEC File Number 333-234643)
10.5†	NuZee, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on November 12,2019, SEC File Number 333-234643)
21.1	Subsidiaries of NuZee, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on December 26, 2019, SEC File Number 000-55157)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 31, 2019.

NuZee, Inc.

By:       /s/ Masateru Higashida

Name:  Masateru Higashida

Title:    Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Masateru Higashida		December 31, 2019
Masateru Higashida	Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Director
/s/ Shanoop Kothari		December 31, 2019
Shanoop Kothari	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director
/s/ Kevin J. Conner		December 31, 2019
Kevin J. Conner	Director
/s/ J. Chris Jones		December 31, 2019
J. Chris Jones	Director
/s/ Allen S. Morton		December 31, 2019
Allen S. Morton	Director

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