Form 10-Q
period 2019-12-31
NuZee, Inc.
filed 2020-02-10
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File No. 000-55157

NUZEE, INC.

(exact name of registrant as specified in its charter)

Nevada	38-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1700 Capital Avenue, Suite 100, Plano, TX, 75074

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

Large accelerated filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 10, 2020, NuZee, Inc. had 13,729,104 shares of common stock outstanding.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in the section of our Annual Report on Form 10-K/A filed with the SEC on December 31, 2019 entitled "Risk Factors" and sections of this report that describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

Item 1. Financial Statements.

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2019	September 30, 2019
ASSETS
Current assets:
Cash	$ 1,830,952	$ 1,326,040
Accounts receivable, net	518,261	540,310
Accounts receivable - Related party	114	-
Inventories, net	680,195	500,986
Deferred offering costs	461,501	225,089
Other current assets	179,537	147,367
Other current assets - Related party	-	460
Total current assets	3,670,560	2,740,252

Property and equipment, net	2,382,010	1,875,591

Other assets:
Right-of-use Asset	462,267	-
Other asset	68,012	634,701
	530,279	634,701

Total assets	$ 6,582,849	$ 5,250,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 135,583	$ 341,095
Current portion of long-term loan payable	120,892	101,148
Accrued expenses and other current liabilities	693,201	531,861
Current portion of lease liability	94,327	-
Other current liabilities - Related party	1,068	2,812
Total current liabilities	1,045,071	976,916

Non-current liabilities:
Lease Liability	369,818	-
Loan payable - long term, net of current portion	230,284	156,816
Other noncurrent liabilities	6,611	1,750
Total non-current liabilities	606,713	158,566

Total liabilities	1,651,784	1,135,482

Stockholders' equity:
Common stock; 100,000,000 shares authorized, $0.00001 par value; 13,729,104 and 13,617,366 shares issued	138	137
Additional paid in capital	33,113,727	28,898,344
Accumulated deficit	(28,216,919)	(24,795,687)
Accumulated other comprehensive loss	(63,405)	(90,635)
Total NuZee, Inc. shareholders' equity	4,833,541	4,012,159
Noncontrolling interest	97,524	102,903
Total stockholders' equity	4,931,065	4,115,062

Total liabilities and stockholders' equity	$ 6,582,849	$ 5,250,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31 ,2019	Three Months Ended December 31 ,2018
Revenues	$ 546,208	$ 353,408
Cost of sales	423,173	209,670
Gross Profit	123,035	143,738

Operating expenses	3,549,833	2,732,628
Loss from operations	(3,426,798)	(2,588,890)

Other income	1,671	4,185
Interest income	176	-
Other expense	(2,584)	(3,244)
Interest expense	(4,718)	(457)
Net loss	(3,432,253)	(2,588,406)
Net loss attributable to noncontrolling interest	(11,021)	(11,714)
Net loss attributable to NuZee, Inc.	$ (3,421,232)	$ (2,576,692)

Basic and diluted loss per common share	$ (0.25)	$ (0.19)

Basic and diluted weighted average number of common stock outstanding	13,598,001	13,232,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For the three months eneded December 31	2019	2018	2019	2018	2019	2018
Net loss	$ (3,421,232)	$ (2,576,692)	$ (11,021)	$ (11,714)	$ (3,432,253)	$ (2,588,406)

Foreign currency translation	27,230	11,328	5,642	4,855	32,872	16,183
Total other comprehensive income, net of tax	27,230	11,328	5,642	4,855	32,872	16,183
Comprehensive loss	$ (3,394,002)	$ (2,565,364)	$ (5,379)	$ (6,859)	$ (3,399,381)	$ (2,572,223)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee , Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

						Accumulated
			Additional			other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	capital	deficit	interest	income (loss)	Total

Balance September 30, 2019	13,617,366	$ 137	$ 28,898,344	$ (24,795,687)	$ 102,903	$ (90,635)	$ 4,115,062

Common stock issued for cash	111,738	1	1,994,522	-	-	-	1,994,523
Stock option expense	-	-	2,220,861	-	-	-	2,220,861
Other comprehensive gain	-	-	-	-	5,642	27,230	32,872
Net loss	-	-	-	(3,421,232)	(11,021)	-	(3,432,253)

Balance December 31, 2019	13,729,104	$ 138	$ 33,113,727	$ (28,216,919)	$ 97,524	$ (63,405)	$ 4,931,065

						Accumulated
			Additional			other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	capital	deficit	interest	income (loss)	Total

Balance September 30, 2018	13,194,591	$ 132	$ 14,957,491	$ (12,607,722)	$ 93,131	$ (30,967)	$ 2,412,065

Common shares issued for cash	116,891	1	1,494,804	-	-	-	1,494,805
Common stock issued to settle payables	5,118	-	107,478	-	-	-	107,478
Stock option expense	-	-	1,789,751	-	-	-	1,789,751
Stock issuance costs	-	-	-	-	-	-	-
NuZee foreign currency gain	-	-	-	-	4,855	11,328	16,183
Net loss	-	-	-	(2,576,692)	(11,714)	-	(2,588,406)

Balance December 31, 2018	13,316,600	133	18,349,524	(15,184,414)	86,272	(19,639)	3,231,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018

Operating activities:
Net loss	$(3,432,253)	$(2,588,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	97,812	65,711
Noncash lease expense	24,733	-
Option expense	2,220,861	1,789,751
Inventory impairment	-	4,560
Allowance for doubtful accounts	40,230	7,740
Loss on sale of assets	-	3,217
Loss on settlement of payable	-	89,053
Change in operating assets and liabilities:
Accounts receivable	(18,181)	29,876
Accounts receivable - Related party	(114)	(1,168)
Inventories	(179,209)	(154,444)
Prepaid expense, deferred offering costs and other current assets	(268,582)	(72,711)
Other current assets - Related party	460	33,436
Other asset	(25,751)	(541)
Accounts payable	(80,972)	68,918
Other liabilities	4,861	211
Lease liability	(22,855)	-
Other current liabilities - related party	(1,744)	93
Accrued expense and other current liabilities	161,340	(18,286)
Net cash used in operating activities	(1,479,364)	(742,990)

Investing activities:
Purchase of equipment	(11,791)	(149,540)
Proceeds from sales of equipment	-	23,600
Net cash used in investing activities	(11,791)	(125,940)

Financing activities:
Repayment of loans	(31,328)	(9,949)
Proceeds from issuance of common stock	1,994,523	1,494,805
Net cash provided by financing activities	1,963,195	1,484,856

Effect of foreign exchange on cash and cash equivalents	32,872	19,125

Net change in cash	504,912	635,051

Cash, beginning of period	1,326,040	1,806,666
Cash, end of period	$1,830,952	$2,441,717

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,774	$-
Cash paid for taxes	$800	$-

Noncash investing and financing activities:
Stock issued to settle payables	$-	$18,425
Recognition of right-of-use asset and lease liability upon adoption of ASU 2016-02	$487,000	-
Finance lease of equipment to pay off accounts payable	$124,540	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2019

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of NuZee, Inc. (together with its subsidiaries, referred to herein as the "Company", "we" or "NuZee") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended September 30, 2019 as filed with the SEC on December 31, 2019. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

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

The Company has three international subsidiaries in NuZee KOREA Ltd. ("NuZee KR"), NuZee JAPAN Co., Ltd ("NuZee JP") and NuZee Investment Co., Ltd. ("NuZee INV"). NuZee KR and NuZee INV are wholly owned subsidiaries of the Company, and NuZee JP is a majority owned subsidiary of the Company.

Stock Split

On October 28, 2019, we completed a l-for-3 reverse stock split, which became effective on November 12, 2019. All share and per share information included in these financial statements and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2019 and December 31, 2018, the total number of common stock equivalents was 1,795,667 and 1,314,000, respectively, that is comprised totally of stock options. The Company incurred a net loss for the three months ended December 31, 2019 and 2018, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Going Concern and Capital Resources

Since its inception on July 15, 2011, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.

As of December 31, 2019, the Company had cash of $1,830,952. The Company has not attained profitable operations since inception.

The accompanying consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. The Company has had limited revenues, recurring losses, and an accumulated deficit and is dependent on its majority shareholder to provide additional funding for operating expenses. These items raise substantial doubt as to the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence is dependent upon management's ability to develop profitable operations, continued contributions from the Company's executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company's products and business.

Major Customers

In the three months ended December 31, 2019 and 2018, revenue was primarily from major customers disclosed below.

Three months ended December 31, 2019:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$ 233,283	43%	$ 178,114	34%
Customer K	$ 106,664	20%	$ 264,842	51%
Customer J	$ 90,085	16%	$ 35,091	7%

Three months ended December 31, 2018:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer J	$ 157,653	45%	$ 0	0%
Customer WP	$ 56,285	16%	$ 8,093	1%

Lease

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the consolidated balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company implemented ASU No. 2016-02 on October 1, 2019.

As of December 31, 2019, the Company has one significant long-term operating lease for office and manufacturing space and the Company did not apply the recognition requirements of ASC 842 to operating leases with a remaining lease term of 12 months or less. On October 9, 2019, NuZee entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment for 60 months. The lease equipment is reported in the accompanying consolidated balance sheets in property and equipment as of December 31, 2019. The finance lease liability is included in loan payable on the consolidated balance sheets as of December 31, 2019. See "Loans" disclosure below. The impact of ASU No. 2016-02 (“Leases (Topic 842)” on our consolidated balance sheet beginning October 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases. Amounts recognized at October 1, 2019 for operating leases are as follows:

October 1, 2019
ROU Assets	$487,000
Lease Liability	$487,000

The Company elected the practical expedient under ASU 2018-11 “Leases: Targeted Improvements” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earlies comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at October 1, 2019 but without retrospective application. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing lease upon adoption. No impact was recorded to the income statement or beginning retained earnings for Topic 842.

The leased property has a remaining lease term of 57 months as of October 1, 2019. The lease has an option to extend beyond the stated termination date, but exercise of this option is not probable.

Beginning October 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments, including annual rent increases, over the lease term at commencement date. Operating leases in effect prior to October 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of October 1, 2019. Because the lease in question did not have an implicit rate of return, we used our incremental secured borrowing rate based on lease term information available as of the adoption date or lease commencement date in determining the present value of lease payments. The incremental borrowing rate on lease is 5%.

Other information related to our operating lease considered to be a ROU Asset is as follows:

ROU Asset – October 1, 2019	$ 487,000
Amortization	(24,733)
ROU Asset – December 31, 2019	$ 462,267

Lease Liability – October 1, 2019	$ 487,000
Amortization	(22,855)
Lease Liability – December 31, 2019	$ 464,145

Lease Liability – Short-Term	$ 94,327
Lease Liability – Long-Term	369,818
Lease Liability – Total	$ 464,145

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2019:

Amounts due within 12 months of December 31,

2019	$ 117,122
2020	120,635
2021	124,254
2022	127,982
2023	64,937
Total Minimum Lease Payments	554,930
Less Effect of Discounting	90,785
Present Value of Future Minimum Lease Payments	464,145
Less Current Obligations Under Lease	94,327
Long-Term Lease Obligations	$ 369,818

NuZee JAPAN Co., Ltd is the lessee of certain equipment under a finance lease extending through January 2021. The asset and liability under the finance lease are recorded at the lower of the present value of the minimum lease payments, or the fair value of the asset. Leased equipment is depreciated over a 6-year life. The leased equipment is reported in the accompanying consolidated balance sheets in property and equipment of $6,296 as of December 31, 2019. The finance lease liability is included in other current liabilities on the consolidated balance sheets.

Future minimum lease payments under finance lease obligations as of December 31, 2019 for each of the remaining fiscal years are as follows:

2020	$4,722
2021	$1,574
Total Minimum Lease Payments	$6,296

The Company leases office space with terms ranging from month to month to 61 months. Rent expense included in general and administrative expense for the three months ended December 31, 2019 and 2018 was $84,820 and $33,175, respectively.

Future minimum rents for the office space leased as of December 31, 2019, for each of the remaining fiscal years are as follows:

2020	$178,025
2021	$185,472
2022	$163,516
2023	$167,216
2024	$127,539

Total Minimum Lease Payments	$821,768

Loans

On June 30, 2016, NuZee JP entered into a loan agreement with Tono Shinyo Kinko Bank. The Company borrowed the sum of approximately $145,758 to be repaid on or before June 5, 2021 at an annual interest rate of 1.2%. The loan is unsecured and guaranteed by a director. The outstanding balance on the loan at December 31, 2019 amounted to $41,425. On January 27, 2017, NuZee JP entered into a loan agreement with Nihon Seiaku Kouko. The Company borrowed of approximately $87,268 to be repaid on or before January 20, 2022 at an interest rate of 0.16%. The loan is unsecured and not guaranteed by a director. The outstanding balance on the loan at December 31, 2019 amounted to $39,159.

On April 1, 2019, NuZee purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at December 31, 2019 amounted to $33,339.

On February 15, 2019 NuZee KR entered into equipment financing for production equipment with ShinHan Bank for $60,563. In June 28, 2019 NuZee KR purchased additional equipment and increased the loan with ShinHan Bank by $86,518. The loan is secured by our production equipment at NuZee KR. The financing bears a terms of 36 months at a rate of 4.33%. Principal payments began in July of 2019. The outstanding balance on this loan at December 31, 2019 amounts to $122,703.

On October 9, 2019, NuZee entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month for the next 60 months. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,540 for the purchase of this equipment. The outstanding balance on this loan at December 31, 2019 amounts to $114,490.

The loan payments required for the next five years are as follows:

		Nihon	Ford		Alliance
	Tono Shinyo	Seisaku	Motor	ShinHan	Funding
	Kinko Bank	Kouko	Credit	Bank	Group	Total

2020	$ 20,712	$ 14,002	$ 5,484	$ 36,811	$ 14,493
2021	5,178	4,667	1,875	12,270	5,400
Total Current Portion	$ 25,890	$ 18,669	$ 7,359	$ 49,081	$ 19,893	$ 120,892

2021	$ 15,534	$ 14,002	$ 5,625	$ 36,811	$ 16,198
2022		6,488	7,720	36,811	24,518
2023			7,947		27,833
2024			4,748		26,049
Total Long Term Portion	$ 15,534	$ 20,490	$ 26,040	$ 73,622	$ 94,598	$ 230,284
Grand Total	$ 41,424	$ 39,159	$ 33,399	$ 122,703	$ 114,491	$ 351,176

Revenue Recognition

We determine revenue recognition through the following steps in accordance with FASB Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers", which we adopted as of October 1, 2018 on a modified retrospective basis:

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

Foreign Currency Translation

The financial position and results of operations of each of the Company's foreign subsidiary are measured using the foreign subsidiary's local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders' equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustments comprising accumulated other comprehensive loss amounted to $27,230 and $11,328 for the three months ended December 31, 2019 and 2018, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At December 31, 2019 and September 30, 2019, the carrying value of inventory of $680,195 and $500,986 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	December 31, 2019	September 30, 2019
Raw materials	$ 430,393	$ 327,985
Finished goods	249,802	173,001
Less – Inventory reserve	-	-
Total	$ 680,195	$ 500,986

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07 which simplifies several aspects of the accounting for non-employee transactions by stipulating that the existing accounting guidance for share-based payments to employees (accounted for under ASC Topic 718, "Compensation-Stock Compensation") will also apply to non-employee share-based transactions (accounted for under ASC Topic 505, "Equity"). ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company implemented ASU 2018-07 on October 1, 2019 and the impact of the implementation is not material to the financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU was issued to address the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company implemented ASU 2017-11 on October 1, 2019, and the impact of the implementation is not material to the financial statements.

2. GEOGRAPHIC CONCENTRATION

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis.

Information about the Company’s geographic operations are as follows:

Geographic Concentrations

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Net Revenue:
North America	$ 380,586	$ 156,768
Japan	126,969	187,968
South Korea	38,653	8,672
	$ 546,208	$ 353,408

Property and equipment, net:	As of December 31, 2019	As of September 30, 2019
North America	$ 2,005,035	$ 1,471,859
Japan	5,327	6,329
South Korea	371,648	397,403
	$ 2,382,010	$ 1,875,591

3. RELATED PARTY TRANSACTIONS

Sales, Purchases and Operating Expenses

For the three months ended December 31, 2019 and 2018, NuZee JP sold their products to Eguchi Holdings Co., Ltd ("EHCL"), and the sales to them totaled approximately $1,395 and $741 respectively. The corresponding accounts receivable balance from EHCL was $114 and $(106) as of December 31, 2019 and September 30, 2019, respectively.

Rent

During October 2016, NuZee JP entered into a rental agreement of an office space with NuZee Co., Ltd.   The Company pays $1,169 per month for the office on the last day of each month on behalf of NuZee JP. There is no set expiration date on the agreement. As of September 30, 2019, NuZee JP had a payable balance to NuZee Co., Ltd. of $1,552 and NuZee JP has a receivable balance from NuZee Co., Ltd. of $460.

During September 2016, the Company entered into a rental agreement of an office space and warehouse with EHCL. The Company pays $609 per month for the office and the warehouse on the last day of each month. The lease expired on December 31, 2019, and is expected to continue on a month to month basis. At December 31, 2019 and September 30, 2019, the payable balance under this lease was $1,068 and $1,154, respectively.

During February 2015, the Company entered into a rental agreement of a warehouse with Eguchi Steel Co.,Ltd ("ESCL"). The Company pays $449 per month for the warehouse on the last day of each month. There is no set expiration date on the agreement.

4. COMMON STOCK

During the three months ended December 31, 2019, the Company sold 111,738 shares of common stock at a weighted average price of $17.85 per share, for an aggregate purchase price of $1,994,523. The proceeds will be used for general corporate purposes.

5.  STOCK OPTIONS

The following table summarizes stock option activity for three months ended December 31, 2019:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life (years)	Intrinsic Value
Outstanding at September 30, 2019	1,795,667	$ 6.91	8.4	$ 33,384,360
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2019	1,795,667	$ 6.91	8.1	158,183,193

Exercisable at December 31, 2019	520,667	$ 2.36	7.7	$ 48,236,293

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expenses of $2,220,861 for the three months ended December 31, 2019. Unamortized option expense as of December 31, 2019, for all options outstanding amounted to approximately $7,973,468. These costs are expected to be recognized over a weighted-average period of 1.2 years. The Company recognized stock option expenses of $1,789,751 for three months ended December 31, 2018.

A summary of the status of the Company’s nonvested shares as of December 31, 2019, is presented below:

Nonvested options

Number of
Nonvested Shares
Nonvested shares at September 30, 2019	1,278,333
Granted	-
Exercised	-
Forfeited	-
Vested	(3,333)
Nonvested shares at December 31, 2019	1,275,000

6. SUBSEQUENT EVENT

NuZee Latin America Joint Venture

On January 9, 2020, we entered into a Joint Venture Agreement (the “JV Agreement”) with Industrias Marino, S.A. de C.V., a company incorporated under the laws of Mexico (“El Marino”), to form a joint venture in Mexico between us and El Marino in Mexico (“NuZee Latin America”).  NuZee Latin America will be organized under the laws of Mexico, and its primary business operations are intended to consist of the manufacture of zero-landfill, single serve pour over and tea bag coffee products for sale in Mexico, Central and South America. Both El Marino and we intend to sell raw materials to NuZee Latin America at respective cost plus a 5% margin, with any resulting profits from sales in Mexico, Central and South America to be shared equally among us and El Marino.

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

Overview

We are a specialty coffee company and, we believe, the leading single serve pour over coffee co-packer in the United States. Our mission is to leverage our position as a co-packer at the forefront of the North American single serve pour over coffee market to revolutionize the way single serve coffee is enjoyed in the United States. While the United States is our core market, we also have single serve pour over coffee sales operations in Japan as well as manufacturing and sales operations in Korea and a recently announced joint venture in Latin America. In addition, we plan to opportunistically leverage our strengths and relationships to grow our proprietary NuZee and Coffee Blenders brands in the United States and select international markets.

We believe we are the only commercial-scale producer of single serve drip cup coffee and that we have certain advantages in place within the North American market. We intend to leverage our position to be the commercial manufacturer of choice for major companies seeking to enter the single serve drip cup market in North America. We target existing large, high-margin companies and are paid per-package based on the number of single serve pour over drip cups produced by us. Accordingly, we consider our business model to be a form of tolling arrangement, as we receive a fee for every single serve drip cup our co-packing customers sell in the North American market. While we financially benefit from the success of our manufacturing customers through the sales of their respective single serve drip cup products, we are also able to avoid the risks associated with owning and managing the product and its related inventory. As these companies gain market acceptance of single serve drip cup coffee in North America, we plan to leverage that market expansion to further grow our own brands.

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

Recent Developments

NuZee Latin America Joint Venture

On January 9, 2020, we entered into a Joint Venture Agreement (the “JV Agreement”) with Industrias Marino, S.A. de C.V., a company incorporated under the laws of Mexico (“El Marino”), to form a joint venture in Mexico between us and El Marino in Mexico (“NuZee

Latin America”).  NuZee Latin America will be organized under the laws of Mexico, and its primary business operations are intended to consist of the manufacture of zero-landfill, single serve pour over and tea bag coffee products for sale in Mexico, Central and South America. Both El Marino and we intend to sell raw materials to NuZee Latin America at respective cost plus a 5% margin, with any resulting profits from sales in Mexico, Central and South America to be shared equally among us and El Marino.

Status of Agreement with FUSO Industries Co. Ltd.

We have been engaged in active negotiations with FUSO Industries Co. Ltd. (“FUSO”) to extend the term of the exclusivity agreement between us and FUSO (the “FUSO Agreement”). We acquired certain of the machines we use in the production of our single serve pour over coffee products pursuant to the terms of the FUSO Agreement, which due to certain exclusivity provisions we believe also restricts our competitors’ access to these machines in North America. However, FUSO has exercised its rights to terminate the FUSO Agreement on 6 months’ prior written notice. While alternative sources exist for the machinery we use to make our products, we intend to continue negotiations with FUSO to extend the term of the FUSO Agreement, and the ultimate outcome cannot be predicted. If we are unsuccessful in extending the term of the FUSO Agreement, it will expire pursuant to its terms on June 30, 2020.

Geographic Concentration

Our operations are primarily split between two geographic areas: North America and Asia.

For the three months ended December 31, 2019, net revenues attributable to our operations in North America totaled $380,586 compared to $156,768 of net revenues attributable to our operations in North America for the three months ended December 31, 2018. Additionally, as of December 31, 2019, $2,005,035 of our Property and equipment, net was attributable to our North American operations, compared to $1,471,859 attributable to our North American operations as of September 30, 2019.

For the three months ended December 31, 2019, net revenues attributable to our operations in Asia totaled $165,622 compared to $196,640 of net revenues attributable to our operations in Asia during the three months ended December 31, 2018. Additionally, as of December 31, 2019, $376,975 of our Property and equipment, net was attributable to our Asian operations, compared to $403,732 attributable to our Asian operations as of September 30, 2019.

Results of Operations

Comparison of Three Months ended December 31, 2019 and 2018

Revenue

	Three months ended December 31,		Change
	2019	2018	Dollars	%
Revenue	$ 546,208	$353,408	$ 192,800	55%

For the three months ended December 31, 2019, our revenue increased by $192,800, or approximately 55%, compared with the three months ended December 31, 2018. This increase was primarily related to increase in co-packing in North America partially offset by decrease in sales in Japan.

Cost of sales and gross margin

	Three months ended December 31,		Change
	2019	2018	Dollars	%
Cost of sales	$ 423,173	$209,670	$ 213,503	102%
Gross profit	$ 123,035	$143,738	($20,703)	(14)%
Gross profit margin %	23%	41%

For the three months ended December 31, 2019, we earned a total gross profit of $123,035 from sales of our products direct to consumers, compared to a total gross profit of $143,738 for the three months ended December 31, 2018. The gross margin rate was 23% for the three months ended December 31, 2019, and 41% for the three months ended December 31, 2018. This decrease in margin is driven by operating a shift from machine-based coffee pods in North American in the prior year to a co-packing model for larger customers in the current year. The North American operations is going through a significant ramp up period for larger co-packing orders that included additional labor and other expenses that will improve on a per unit basis as the Company achieves more scale.

Operating Expenses

	Three months ended December 31,		Change
	2019	2018	Dollars	%
Operating Expenses	$3,549,833	$2,732,628	$817,205	30%

For the three months ended December 31, 2019, the Company’s operating expenses totaled $3,549,833, compared to $2,732,628 for the three months ended December 31, 2018, representing a 30% increase. This increase is primarily attributable to an increase in employee costs, legal costs, facilities costs and stock based compensation expense.

Net Loss

	Three months ended December 31,		Change
	2019	2018	Dollars	%
Net Loss attributable to NuZee, Inc.	$3,421,232	$2,576,692	$844,540	33%

For the three months ended December 31, 2019, we generated net losses attributable to NuZee, Inc. of $3,421,232 versus $2,576,692 for the three months ended December 31, 2018. This increase is primarily attributable to lower margins, an increase in employee costs, legal costs and facilities costs and an increase in stock compensation expense.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of December 31, 2019, we had an accumulated deficit of approximately $28 million. We have not yet achieved profitability, and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses as a result of the costs associated with operating as an exchange-listed public company in the future.

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

As of December 31, 2019, we had a cash balance of $1,830,952.

Summary of Cash Flows

	Three Months Ended December 31,
	2019	2018
Cash used in operating activities	$(1,479,364)	$(742,990)
Cash used in investing activities	$(11,791)	$(125,940)
Cash provided by financing activities	$1,963,195	$1,484,856
Effect of foreign exchange on cash	$32,872	$19,125
Net increase in cash	$504,912	$635,051

Operating Activities

We used $1,479,364 and $742,990 of cash in operating activities during the three months ended December 31, 2019 and 2018, respectively, principally to fund our operating loss. The increase in cash used in operating activities of $736,374 was primarily attributable to the increase in net loss for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018.

Investing Activities

We used $11,791 and $125,940 of cash in investing activities during the three months ended December 31, 2019 and 2018, respectively, principally to fund the purchase of equipment.

Financing Activities

Historically, we have funded our operations through the issuance of our common stock.

Cash provided from financing activities increased from $1,484,856 for the three months ended December 31, 2018 to $1,963,195 for the three months ended December 31, 2019. During the three months ended December 31, 2019, we issued 111,738 shares of common stock which generated net cash proceeds of $1,994,523.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date")  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, in part due to the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K/A for the year ended September 30, 2019 filed with the SEC on December 31, 2019, which have not yet been remediated. Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. We will not consider these material weaknesses fully remediated until management has tested those internal controls and found them to be operating effectively.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the three-month period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

As previously disclosed, Steeped, Inc. d/b/a Steeped Coffee (the "Plaintiff") has filed a complaint (the "Complaint") against us in the United States District Court for the Northern District of California (the "Court"), alleging that our promotion of certain coffee products and services in 2019 constituted an infringement upon the Plaintiff's registered trademark. The Complaint seeks an injunction against the continued use of the Plaintiff's trademarks, as well as actual and punitive damages. Also as previously disclosed, the Court on November 22, 2019 denied our motion to dismiss. However, we continue to believe the allegations set forth in the Complaint are without merit, and we are continuing to defend vigorously against the allegations. However, we are not able to predict the outcome, and there is no assurance that we will prevail.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our annual report on Form 10-K/A filed with the SEC on December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2019, the Company sold 111,738 shares of common stock at a weighted average price of $17.85 per share, for an aggregate purchase price of $1,994,523. The proceeds will be used for general corporate purposes.

All the investors were non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended (the "Securities Act")) who purchased in transactions outside of the United States.  In issuing shares to those investors, we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act, as amended.

Item 3. Defaults Upon Senior Securities None.

Item 4.   Mine Safety Disclosures Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION
10.1*	Multi-Tenant Industrial Triple Net Lease, dated May 9, 2019 by and between Nuzee, Inc. and Icon Owner Pool I Texas LLC
10.2*	Joint Venture Agreement with respect to NuZee Latin America, S.A. de C.V., dated January 9, 2020, by and between Industrias Marino, S.A. de C.V., and NuZee, Inc.
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:	February 10, 2020	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer)
		By:	/s/ Shanoop Kothari
Shanoop Kothari, Chief Financial Officer (Principal Financial Officer)