Form 10-Q
period 2020-03-31
NuZee, Inc.
filed 2020-05-07
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 7, 2020, NuZee, Inc. had 13,729,104 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act, as amended (the "Exchange Act"), Such forward-looking statements reflect the views of NuZee, Inc. (hereinafter "NuZee" or the "Company") with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our Company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance, or any other matters, are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as "estimate," "expects", "project," "predict," "believe," "expect," "anticipate," "target," "plan," "intend," "seek," "goal," "will," "should," "may," "targets" or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: the evolving impact of the COVID-19 pandemic on the global economy and our business, dilution of shareholder investments as a result of necessary capital raises, expenditures to produce and distribute our product, changes in sale levels, changes in the nutritional beverage market, competitor growth, third-party relationship dependent growth, general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services, and prices.

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in the section of this report and our Annual Report on Form 10-K/A filed with the SEC on December 31, 2019 entitled "Risk Factors" and sections of this report that describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

Item 1. Financial Statements.

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	September 30, 2019
ASSETS
Current assets:
Cash	$623,617	$1,326,040
Accounts receivable, net	328,927	540,310
Accounts receivable - Related party	130	-
Inventories, net	297,558	500,986
Deferred offering costs	628,643	225,089
Other current assets	179,461	147,367
Other current assets - Related party	-	460
Total current assets	2,058,336	2,740,252

Property and equipment, net	2,150,451	1,875,591

Other assets:
Right-of-use asset - operating lease	$583,902	$-
Right-of-use asset - finance lease	118,275	-
Other asset	66,813	634,701
Total other assets	768,990	634,701

Total assets	$4,977,777	$5,250,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,183	$341,095
Current portion of long-term loan payable	100,381	101,148
Accrued expenses and other current liabilities	633,216	531,861
Current portion of lease liability - operating lease	155,235	-
Current portion of lease liability - finance lease	20,271	-
Other current liabilities - Related party	2,068	2,812
Total current liabilities	991,354	976,916

Non-current liabilities:
Lease liability - operating lease, net of current portion	432,421	-
Lease liability - finance lease, net of current portion	89,541	-
Loan payable - long term, net of current portion	105,130	156,816
Other noncurrent liabilities	8,749	1,750
Total non-current liabilities	635,841	158,566

Total liabilities	1,627,195	1,135,482

Stockholders' equity:
Common stock; 100,000,000 shares authorized, $0.00001 par value; 13,729,104 and 13,617,366 shares issued	138	137
Additional paid in capital	34,076,217	28,898,344
Accumulated deficit	(30,707,170)	(24,795,687)
Accumulated other comprehensive loss	(160,354)	(90,635)
Total NuZee, Inc. stockholders' equity	3,208,831	4,012,159
Noncontrolling interest	141,751	102,903
Total stockholders' equity	3,350,582	4,115,062

Total liabilities and stockholders' equity	$4,977,777	$5,250,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31 ,2020	Three Months Ended March 31 ,2019	Six Months Ended March 31 ,2020	Six Months Ended March 31 ,2019
Revenues	$393,392	$365,956	$939,600	$719,364
Cost of sales	496,692	245,188	919,865	454,858
Gross Profit (Loss)	(103,300)	120,768	19,735	264,506

Operating expenses	2,413,632	1,513,352	5,963,465	4,245,980
Loss from operations	(2,516,932)	(1,392,584)	(5,943,730)	(3,981,474)

Other income	1,134	81	2,981	4,266
Other expense	(15)	(41,109)	(2,599)	(44,353)
Interest expense	(5,407)	(751)	(10,125)	(1,208)
Net loss	(2,521,220)	(1,434,363)	(5,953,473)	(4,022,769)
Net income (loss) attributable to noncontrolling interest	(30,969)	18,639	(41,990)	6,925
Net loss attributable to NuZee, Inc.	$(2,490,251)	$(1,453,002)	$(5,911,483)	$(4,029,694)

Basic and diluted loss per common share	$(0.18)	$(0.11)	$(0.43)	$(0.30)

Basic and diluted weighted average number of common stock outstanding	13,729,104	13,240,067	13,714,223	13,265,272

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NuZee, Inc.		Noncontrolling Interests		Total
For the three months ended March 31	2020	2019	2020	2019	2020	2019
Net loss	$(2,490,251)	$(1,453,002)	$(30,969)	$18,639	$(2,521,220)	$(1,434,363)

Foreign currency translation	(96,949)	(2,947)	75,196	47,866	(21,753)	44,919
Total other comprehensive income (loss), net of tax	(96,949)	(2,947)	75,196	47,866	(21,753)	44,919
Comprehensive income (loss)	$(2,587,200)	$(1,455,949)	$44,227	$66,505	$(2,542,973)	$(1,389,444)

	NuZee, Inc.		Noncontrolling Interests		Total
For the six months ended March 31	2020	2019	2020	2019	2020	2019
Net loss	$(5,911,483)	$(4,029,694)	$(41,990)	$6,925	$(5,953,473)	$(4,022,769)

Foreign currency translation	(69,719)	8,381	80,838	52,721	11,119	61,102
Total other comprehensive income (loss), net of tax	(69,719)	8,381	80,838	52,721	11,119	61,102
Comprehensive income (loss)	$(5,981,202)	$(4,021,313)	$38,848	$59,646	$(5,942,354)	$(3,961,667)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee , Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

						Accumulated
			Additional			other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	capital	deficit	interest	income (loss)	Total

Balance September 30, 2019	13,617,366	$137	$28,898,344	$(24,795,687)	$102,903	$(90,635)	$4,115,062

Common stock issued for cash	111,738	1	1,994,522	-	-	-	1,994,523
Stock option expense	-	-	2,220,861	-	-	-	2,220,861
Other comprehensive gain	-	-	-	-	5,642	27,230	32,872
Net loss for ther period	-	-	-	(3,421,232)	(11,021)	-	(3,432,253)

Balance December 31, 2019	13,729,104	$138	$33,113,727	$(28,216,919)	$97,524	$(63,405)	$4,931,065

Stock option expense	-	-	962,490	-	-	-	962,490
Other comprehensive gain / (loss)	-	-	-	-	75,196	(96,949)	(21,753)
Net loss for the period	-	-	-	(2,490,251)	(30,969)	-	(2,521,220)

Balance March 31, 2020	13,729,104	$138	$34,076,217	$(30,707,170)	$141,751	$(160,354)	$3,350,582

						Accumulated
			Additional			other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	capital	deficit	interest	income (loss)	Total

Balance September 30, 2018	13,194,591	$132	$14,957,491	$(12,607,722)	$93,131	$(30,967)	$2,412,065

Common shares issued for cash	116,891	1	1,494,804	-	-	-	1,494,805
Common stock issued to settle payables	5,118	-	107,478	-	-	-	107,478
Stock option expense	-	-	1,789,751	-	-	-	1,789,751
NuZee foreign currency gain (loss)	-	-	-	-	4,855	11,328	16,183
Net loss for the period	-	-	-	(2,576,692)	(11,714)	-	(2,588,406)

Balance December 31, 2018	13,316,600	133	18,349,524	(15,184,414)	86,272	(19,639)	3,231,876
Common shares issued for cash	13,870	-	228,204	-	-	-	228,204
Stock issuance costs	-	-	(27,628)	-	-	-	(27,628)
Common stock issued for services	50,000	1	37,499	-	-	-	37,500
Common stock issued to settle payables	843	-	16,445	-	-	-	16,445
Stock option expense	-	-	481,742	-	-	-	481,742
NuZee foreign currency gain (loss)	-	-	-	-	47,866	(2,947)	44,919
Net loss for the period	-	-	-	(1,453,002)	18,639	-	(1,434,363)

Balance March 31, 2019	13,381,313	$134	$19,085,786	$(16,637,416)	$152,777	$(22,586)	$2,578,695

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019

Operating activities:
Net loss	$(5,953,473)	$(4,022,769)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	209,386	32,444
Noncash lease expense	55,189	-
Option expense	3,183,351	2,271,493
Inventory impairment	-	23,656
Allowance for sales return	-	15,854
Loss on sale of assets	-	3,217
Loss on settlement of payable	-	91,684
Change in operating assets and liabilities:
Accounts receivable	211,383	37,798
Accounts receivable - Related party	(130)	(49)
Inventories	203,428	(165,656)
Prepaid expense and other current assets	(32,094)	(47,638)
Other current assets - Related party	460	(681)
Other asset	(24,552)	(518)
Accounts payable	(141,891)	503,119
Other liabilities	6,999	(6,317)
Operating lease liabilities	(45,210)	-
Finance lease liabilities	(9,209)	-
Other current liabilities - related party	(744)	(1,374)
Accrued expense and other current liabilities	101,355	(45,818)

Net cash used in operating activities	(2,235,752)	(1,311,555)

Investing activities:
Cash paid for deferred offering cost	(403,554)	-
Cash paid for purchase of fixed assets, net	(16,306)	(1,105,418)
Proceeds from sales of equipment	-	23,600
Net cash used in investing activities	(419,860)	(1,081,818)

Financing activities:
Repayment of loans	(52,453)	(22,228)
Stock issuance costs	-	(27,628)
Proceeds from issuance of common stock	1,994,523	1,723,009
Net cash provided by financing activities	1,942,070	1,673,153

Effect of foreign exchange on cash and cash equivalents	11,119	64,044

Net change in cash	(702,423)	(656,176)

Cash, beginning of period	1,326,040	1,806,666
Cash, end of period	$623,617	$1,150,490

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,774	$-
Cash paid for taxes	$800	$-

Non-cash transactions
Stock issued for services	$-	$37,500
Recognition of right-of-use asset and lease liability upon adoption of ASU 2016-02	$517,263	$-
Recognition of right-of-use asset and lease liability during the period	$115,603	$-
Finance lease of equipment to pay off accounts payable	$124,500	$-
Stock issued to settle payables	$-	$32,239

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

Principles of Consolidation

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority owned subsidiary, which has a fiscal year end of September 30. All significant intercompany accounts, balances and transactions have been eliminated upon consolidation.

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

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of March 31, 2020 and March 31, 2019, the total number of common stock equivalents was 1,705,000 and 1,314,000, respectively, that is comprised totally of stock options. The Company incurred a net loss for the three and six months ended March 31, 2020 and 2019, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Going Concern and Capital Resources

Since its inception on July 15, 2011, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.

As of March 31, 2020, the Company had cash of $623,617. The Company has not attained profitable operations since inception.

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

Major Customers

In the six months ended March 31, 2020 and 2019, revenue was primarily from major customers disclosed below.

Six months ended March 31, 2020:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer K	$ 284,099	30%	$ 206,905	63%
Customer WP	$ 247,520	26%	$ 115,471	35%
Customer J	$ 151,925	16%	$ 21,302	6%

Six months ended March 31, 2019:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer PO	$ 329,572	46%	$ 52,921	58%

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

The Company elected the practical expedient under ASU 2018-11 "Leases: Targeted Improvements" which allows the Company to apply the transition provision for Topic 842 at the Company's adoption date instead of at the earlies comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at October 1, 2019 but without retrospective application. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing lease upon adoption. No impact was recorded to the income statement or beginning retained earnings for Topic 842.

Beginning October 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments, including annual rent increases, over the lease term at commencement date. Operating leases in effect prior to October 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of October 1, 2019. Because the lease in question did not have an implicit rate of return, we used our incremental secured borrowing rate based on lease term information available as of the adoption date or lease commencement date in determining the present value of lease payments. The incremental borrowing rate on ROU Asset lease is 5%.

The Company does a quarterly analysis of leases to determine if there are any operating leases that require recognition under ASC 842. As of December 31, 2019, the Company had one significant long-term operating lease for office and manufacturing space in Plano, Texas.  The leased property in Plano, Texas, has a remaining lease term through June of 2024. The lease has an option to extend beyond the stated termination date, but exercise of this option is not probably. The Company did not apply the recognition requirements of ASC 842 to operating leases with a remaining lease term of 12 months or less.

The impact of ASU No. 2016-02 ("Leases (Topic 842)" on our consolidated balance sheet beginning October 1, 2019, through the recognition of ROU assets and lease liabilities for operating leases are as follows:

October 1, 2019
ROU Assets	$517,263
Lease Liability	$517,263

During the March 31, 2020 analysis of leases, we determined that a portion of the office and manufacturing leases in Vista, CA, that have an expiration within 12 months or less would probably be renewed through January 31, 2022. With this in mind, we have added ROU assets and lease liabilities related to these leases at March 31, 2020, accordingly. The Vista lease was renewed on April 3, 2020 at a reduced square footage.

The direct-leased property in Vista, California, has a remaining lease term through January of 2022. The lease has an option to extend beyond the stated termination date, but exercise of this option is not probable. The sub-leased property in Vista, California, is leased month-to-month and has been calculated as a ROU Asset co-terminous with the direct-leased property.

As of March 31, 2020, our operating leases had a weighted average remaining lease term of 3.7 years. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2019	$ 517,263
ROU Asset added during the period	115,603
Amortization during the period	(48,964)
ROU Asset – March 31, 2020	$ 583,902

Lease Liability – October 1, 2019	$ 517,263
Lease Liability added during the period	115,603
Amortization during the period	(45,210)
Lease Liability – March 31, 2020	$ 587,656

Lease Liability – Short-Term	$ 155,235
Lease Liability – Long-Term	432,421
Lease Liability – Total	$ 587,656

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of March 31, 2020:

Amounts due within 12 months of March 31,

2021	$ 183,483
2022	177,293
2023	125,172
2024	128,928
2025	32,468
Total Minimum Lease Payments	647,344
Less Effect of Discounting	59,688
Present Value of Future Minimum Lease Payments	587,656
Less Current Obligations Under Lease	155,235
Long-Term Lease Obligations	$ 432,421

NuZee JP is the lessee of certain equipment under a finance lease extending through January 2021. The asset and liability under the finance lease are recorded at the lower of the present value of the minimum lease payments, or the fair value of the asset. Leased equipment is depreciated over a 6-year life. The leased equipment is reported in the accompanying consolidated balance sheets in property and equipment of $5,525 as of March 31, 2020. The finance lease liability is included in other current liabilities on the consolidated balance sheets.

Future minimum lease payments under finance lease obligations as of March 31, 2020 for each of the remaining fiscal years are as follows:

2020	$3,612
2021	$1,806
Total Minimum Lease Payments	$5,418

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment for 60 months. The terms of this agreement require us to pay $2,987 per month for the next 60 months. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,540 for the purchase of this equipment. The transaction was accounted for as a finance lease.

The following summarizes ROU assets under finance leases at March 31, 2020:

ROU asset-finance lease at October 9, 2019	$ 124,500
Amortization	(6,225)
ROU asset-finance lease at March 31, 2020	$ 118,275

The table below summarizes future minimum finance lease payments at March 31, 2020 for the 12 months ended March 31:

2021	$ 33,113
2022	33,113
2023	33,113
2024	33,113
2025	11,038
Total Minimum Lease Payments	143,490
Amount representing interest	(33,678)
Present Value of Minimum Lease Payments	109,812
Current Portion of Finance Lease Obligations	20,271
Finance Lease Obligations, Less Current Portion	$ 89,541

The Company leases office space with terms ranging from month to month to 61 months. Rent expense included in general and administrative expense for the six months ended March 31, 2020 and 2019 was $168,620 and $66,350, respectively.

Future minimum rents for the office space leased as of March 31, 2020, for each of the remaining fiscal years are as follows:

2020	$ 141,176
2021	$ 250,526
2022	$ 193,457
2023	$ 178,753
2024	$ 136,193

Total Minimum Lease Payments	$ 900,105

Loans

On June 30, 2016, NuZee JP entered into a loan agreement with Tono Shinyo Kinko Bank. NuZee JP borrowed the sum of approximately $145,758 to be repaid on or before June 5, 2021 at an annual interest rate of 1.2%. The loan is unsecured and guaranteed by a director. The outstanding balance on the loan at March 31, 2020 amounted to $34,692. On January 27, 2017, NuZee JP entered into a loan agreement with Nihon Seisaku Kouko. NuZee JP borrowed approximately $87,268 to be repaid on or before January 20, 2022 at an interest rate of 0.16%. The loan is unsecured and not guaranteed by a director. The outstanding balance on the loan at March 31, 2020 amounted to $34,660.

On April 1, 2019, NuZee purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at March 31, 2020 amounted to $31,583.

On February 15, 2019 NuZee KR entered into equipment financing for production equipment with ShinHan Bank for $60,563. In June 28, 2019 NuZee KR purchased additional equipment and increased the loan with ShinHan Bank by $86,518. The loan is secured by our production equipment at NuZee KR. The financing bears a term of 36 months at a rate of 4.33% per annum. Principal payments began in July of 2019. The outstanding balance on this loan at March 31, 2020 amounts to $104,576.

The loan payments required for the next five years are as follows:

		Nihon	Ford
	Tono Shinyo	Seisaku	Motor	ShinHan
	Kinko Bank	Kouko	Credit	Bank	Total

2020	$ 13,876	$ 9,380	$ 3,669	$ 23,239
2021	13,876	9,380	3,722	23,239
Total Current Portion	$ 27,752	$ 18,760	$ 7,391	$ 46,478	$ 100,381

2021	$ 6,940	$ 9,380	$ 7,609	$ 23,239
2022		6,520	7,833	34,859
2023			8,063
2024			687
Total Long Term Portion	$ 6,940	$ 15,900	$ 24,192	$ 58,098	$ 105,130
Grand Total	$ 34,692	$ 34,660	$ 31,583	$ 104,576	$ 205,511

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

Foreign Currency Translation

The financial position and results of operations of each of the Company's foreign subsidiary are measured using the foreign subsidiary's local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders' equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustments comprising accumulated other comprehensive income (loss) amounted to $(69,719) and $8,381 for the six months ended March 31, 2020 and 2019, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At March 31, 2020 and September 30, 2019, the carrying value of inventory of $297,558 and $500,986 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	March 31, 2020	September 30, 2019
Raw materials	$ 215,662	$ 327,985
Finished goods	81,896	173,001
Less – Inventory reserve	-	-
Total	$ 297,558	$ 500,986

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

2. GEOGRAPHIC CONCENTRATION

The Company is organized based on fundamentally one geographic segment although it does sell its products on a world-wide basis.

Information about the Company’s geographic operations are as follows:

Geographic Concentrations

	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Net Revenue:
North America	$ 636,687	$ 295,619
Japan	234,014	388,658
South Korea	68,899	35,087
	$ 939,600	$ 719,364

Property and equipment, net:	As of March 31, 2020	As of September 30, 2019
North America	$ 1,832,792	$ 1,471,859
Japan	4,384	6,329
South Korea	313,275	397,403
	$ 2,150,451	$ 1,875,591

3. RELATED PARTY TRANSACTIONS

Sales, Purchases and Operating Expenses

For the six months ended March 31, 2020 and 2019, NuZee JP sold their products to Eguchi Holdings Co., Ltd ("EHCL"), and the sales to them totaled approximately $1,899 and $2,628 respectively. The corresponding accounts receivable balance from EHCL was $130 and $(106) as of March 31, 2020 and September 30, 2019, respectively. EHCL is controlled by Mr. Katsuyoshi Eguchi, who beneficially owns in excess of 5% of NuZee's outstanding common stock and serves as the chief executive officer of NuZee JP.

Rent

During October 2016, NuZee JP entered into a rental agreement of an office space with NuZee Co., Ltd., an entity 100% beneficially owned by our chief executive officer. The Company pays $1,169 per month for the office on the last day of each month on behalf of NuZee JP. There is no set expiration date on the agreement. As of March 31, 2020, and September 30, 2019, NuZee JP had a payable balance to NuZee Co., Ltd. of $1,558 and $1,552, respectively.

During September 2016, the Company entered into a rental agreement of an office space and warehouse with EHCL. The Company pays

$609 per month for the office and the warehouse on the last day of each month. The lease expired on December 31, 2019, and is expected to continue on a month to month basis. At March 31, 2020 and September 30, 2019, the payable balance under this lease was $510 and $1,154, respectively.

During February 2015, the Company entered into a rental agreement of a warehouse with Eguchi Steel Co.,Ltd ("ESCL"). The Company pays $449 per month for the warehouse on the last day of each month. There is no set expiration date on the agreement.

4. COMMON STOCK

During the six months ended March 31, 2020, the Company sold 111,738 shares of common stock at a weighted average price of $17.85 per share, for an aggregate purchase price of $1,994,523. The proceeds will be used for general corporate purposes.

5.  STOCK OPTIONS

The following table summarizes stock option activity for six months ended March 31, 2020:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life (years)	Intrinsic Value
Outstanding at September 30, 2019	1,811,667	$ 6.86	8.4	$ 33,705,960
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(106,667)	18.19
Outstanding at March 31, 2020	1,705,000	$ 6.15	7.8	8,858,560

Exercisable at March 31, 2020	460,000	$ 2.10	7.3	$ 3,198,360

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expenses of $3,183,351 for the six months ended March 31, 2020. Unamortized option expense as of March 31, 2020, for all options outstanding amounted to $5,843,478. These costs are expected to be recognized over a weighted- average period of 2.0 years. The Company recognized stock option expenses of $2,271,493 for six months ended March 31, 2019.

A summary of the status of the Company's nonvested shares as of March 31, 2020, is presented below:

Nonvested options

Number of
Nonvested Shares
Nonvested shares at September 30, 2019	1,355,000
Granted	-
Exercised	-
Forfeited	(106,667)
Vested	(3,333)
Nonvested shares at March 31, 2020	1,245,000

6. SUBSEQUENT EVENTS

Extension of Vista Lease

On April 3, 2020, we entered into the sixth amendment to our Vista, CA lease in which we extended our lease from June 1, 2020 until January 31, 2022. In addition to the extension, we reduced our office space in Vista from 5,634 square feet to 3,500 square feet effective on June 1, 2020. The base rent beginning on June 1, 2020 until May 31, 2021 shall be $4,025 per month and $4,146 per month from June 1, 2021 until January 31, 2022.

Sale of Equipment to NuZee Latin America

On March 31, 2020, NuZee and Industrias Marino, S.A. de C.V., a company incorporated under the laws of Mexico ("El Marino") entered into a Payment Agreement in order to capitalize the previously agreed joint venture between the two companies. As part of this Payment Agreement, El Marino agreed to pay NuZee $110,000 and transfer certain joint venture shares upon the shipment of two machines to the joint venture. On April 2, NuZee received the $110,000 from El Marino as part of this agreement. On April 13, 2020, NuZee shipped two machines to the joint venture as part of this agreement.

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

Recent Developments

Status of Agreement with FUSO Industries Co. Ltd.

We have been engaged in active negotiations with FUSO Industries Co. Ltd. ("FUSO") to extend the term of the exclusivity agreement between us and FUSO (the "FUSO Agreement"). We acquired certain of the machines we use in the production of our single serve pour over coffee products pursuant to the terms of the FUSO Agreement, which due to certain exclusivity provisions we believe also restricts our competitors' access to these machines in North America. However, FUSO has exercised its rights to terminate the FUSO Agreement on 6 months' prior written notice. While alternative sources exist for the machinery we use to make our products, we believe these alternative sources do not provide machinery of the same capabilities, specifications, and market reputation as we have sources from FUSO. Accordingly, we intend to continue negotiations with FUSO to extend the term of the FUSO Agreement, and the ultimate outcome cannot be predicted. If we are unsuccessful in extending the term of the FUSO Agreement, it will expire pursuant to its terms on June 30, 2020.

Employees

During March 2020, we terminated the employment of two part-time and three full-time employees located in the U.S. Each such employee was offered two weeks' pay as a severance package. We do not expect the departure of these employees to adversely impact our ability to provide our top-quality services and products.

Geographic Concentration

Our operations are primarily split between two geographic areas: North America and Asia.

For the three months ended March 31, 2020, net revenues attributable to our operations in North America totaled $256,101 compared to $138,851 of net revenues attributable to our operations in North America for the three months ended March 31, 2019. For the six months ended March 31, 2020, net revenues attributable to our operations in North America totaled $636,687 compared to $295,619 of net revenues attributable to our operations in North America for the six months ended March 31, 2019. Additionally, as of March 31, 2020, $1,832,792 of our Property and equipment, net was attributable to our North American operations, compared to $1,471,859 attributable to our North American operations as of September 30, 2019.

For the three months ended March 31, 2020, net revenues attributable to our operations in Asia totaled $137,291 compared to $227,105 of net revenues attributable to our operations in Asia during the three months ended March 31, 2019. For the six months ended March 31, 2020, net revenues attributable to our operations in Asia totaled $302,913 compared to $423,745 of net revenues attributable to our operations in Asia during the three months ended March 31, 2019. Additionally, as of March 31, 2020, $317,659 of our Property and equipment, net was attributable to our Asian operations, compared to $403,732 attributable to our Asian operations as of September 30, 2019.

Results of Operations

Comparison of Three Months ended March 31, 2020 and 2019

Revenue

	Three months ended March 31,		Change
	2020	2019	Dollars	%
Revenue	$ 393,392	$365,956	$ 27,346	7%

For the three months ended March 31, 2020, our revenue increased by $27,436, or approximately 7%, compared with the three months ended March 31, 2019. This increase was primarily related to increase in co-packing in North America as well certain close out of inventory for a large customer partially offset by decrease in sales in Japan.

Cost of sales and gross margin

	Three months ended March 31,			Change
	2020	2019		Dollars	%
Cost of sales	$ 496,692	$	$ 245,188	$ 251,504	103%
Gross margin	$ (103,300)	$	$ 120,768	($224,068)	(186)%
Gross margin %	(26)%		33%

For the three months ended March 31, 2020, we incurred a total gross loss of $103,300, from sales of our products and co-packing services, compared to a total gross profit of $120,768 for the three months ended March 31, 2019. The gross margin rate was (26)% for the three months ended March 31, 2020, and 33% for the three months ended March 31, 2019. This decrease in margin was driven primarily by inefficiencies due to the ramp up of large co-packing orders for new customers during the period compared to a more established business for single cup pods in the prior period, which increased labor and other expenses that we expect to improve on a per-unit basis as our operations scale, as well as a loss incurred on the close-out of certain inventory items for a particular customer.

Operating Expenses

	Three months ended March 31,		Change
	2020	2019	Dollars	%
Operating Expenses	$2,413,632	$1,513,352	$900,280	59%

For the three months ended March 31, 2020, the Company's operating expenses totaled $2,413,632, compared to $1,513,352 for the three months ended March 31, 2019, representing a 59% increase. This increase is primarily attributable to an increase in employee costs, legal costs, facilities costs and stock based compensation expense.

Net Loss

	Three months ended March 31,		Change
	2020	2019	Dollars	%
Net Loss attributable to NuZee, Inc.	$2,490,251	$1,453,002	$1,037,249	71%

For the three months ended March 31, 2020, we generated net losses attributable to NuZee, Inc. of $2,490,251 versus $1,453,002 for the three months ended March 31, 2019. This increase is primarily attributable to lower margins, an increase in employee costs, legal costs and facilities costs and an increase in stock compensation expense as described in further detail above.

Comparison of Six Months ended March 31, 2020 and 2019

Revenue

	Six months ended March 31,		Change
	2020	2019	Dollars	%
Revenue	$ 939,600	$719,364	$ 220,236	31%

For the six months ended March 31, 2020, our revenue increased by $220,236, or approximately 31%, compared with the six months ended March 31, 2019. This increase was primarily related to an increase in co-packing revenues attributable to our operations in North America, partially offset by a decrease in sales in Japan.

Cost of sales and gross margin

	Six months ended March 31,		Change
	2020	2019	Dollars	%
Cost of sales	$ 919,865	$ 454,858	$ 465,007	102%
Gross profit	$ 19,735	$ 264,506	$ (244,771)	(93)%
Gross profit margin %	2%	37%

For the six months ended March 31, 2020, we earned a total gross profit of $19,735 from sales of our products and co-packing services, compared to a total gross profit of $264,506 for the six months ended March 31, 2019. The gross margin rate was 2% for the six months ended March 31, 2020, and 37% for the six months ended March 31, 2019. This decrease in margin was driven primarily by inefficiencies due to the ramp up of large co-packing orders for new customers during this period compared to a more established business for single cup pods in the prior period, which increased labor and other expenses that we expect to improve on a per unit basis as our operations scale, as well as a loss incurred on the close out of certain inventory items for a particular customer.

Operating Expenses

	Six months ended March 31,		Change
	2020	2019	Dollars	%
Operating Expenses	$5,963,465	$4,245,980	$1,717,485	40%

For the six months ended March 31, 2020, the Company's operating expenses totaled $5,963,465, compared to $4,245,980 for the six months ended March 31, 2019, representing a 40% increase. This increase is primarily attributable to an increase in employee costs, legal costs, facilities costs and stock based compensation expense.

Net Loss

	Six months ended March 31,		Change
	2020	2019	Dollars	%
Net Loss attributable to NuZee, Inc.	$5,911,483	$4,029,694	$1,881,789	47%

For the six months ended March 31, 2020, we generated net losses attributable to NuZee, Inc. of $5,911,483 versus $4,029,694 for the six months ended March 31, 2019. This increase is primarily attributable to lower margins, an increase in employee costs, legal costs and facilities costs and an increase in stock compensation expense.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of March 31, 2020, we had an accumulated deficit of approximately $31 million. We have not yet achieved profitability, and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses as a result of the costs associated with operating as an exchange-listed public company in the future.

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

As of March 31, 2020, we had a cash balance of $623,617.

Summary of Cash Flows

	Six Months Ended March 31,
	2020	2019
Cash used in operating activities	$(2,235,752)	$(1,311,555)
Cash used in investing activities	$(419,860)	$(1,081,818)
Cash provided by financing activities	$1,942,070	$1,673,153
Effect of foreign exchange on cash	$11,119	$64,044
Net increase in cash	$(702,423)	$(656,176)

Operating Activities

We used $2,235,752 and $1,311,555 of cash in operating activities during the six months ended March 31, 2020 and 2019, respectively, principally to fund our operating loss. The increase in cash used in operating activities of $924,197 was primarily attributable to the increase in net loss for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019.

Investing Activities

We used $419,860 and $1,081,818 of cash in investing activities during the six months ended March 31, 2020 and 2019, respectively, principally to fund the purchase of equipment.

Financing Activities

Historically, we have funded our operations through the issuance of our common stock and convertible debt.

Cash provided from financing activities increased to $1,942,070 for the six months ended March 31, 2020 from $1,673,153 for the six months ended March 31, 2019. During the six months ended March 31, 2020, we issued 111,738 shares of common stock which generated net cash proceeds of $1,994,523.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the three-month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

The risk factors disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K/A filed with the SEC on December 31, 2019 are hereby incorporated by reference, except with respect to the following materially revised risk factors, and two additional risks identified since the filing of our Annual Report on Form 10-K/A as a result of the outbreak of the COVID-19 pandemic:

Risks Related to Our Financial Condition and Capital Requirements

The COVID-19 pandemic is significantly affecting our operations and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time.

The novel coronavirus (“COVID-19”) global pandemic is significantly affecting our business operations, as well as the U.S. economy and financial markets. As the COVID-19 crisis is still rapidly evolving, much of its impact remains unknown and difficult to predict. The COVID-19 crisis may have an adverse impact on our business and financial results that we are not currently able to fully quantify.

Broad economic factors resulting from the current COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, may affect our revenues and our ability to collect outstanding receivables. Business closings and layoffs, along with travel bans and restrictions and shelter-in-place or similar orders issued to combat the spread of COVID-19, may adversely affect demand for our products, as well as the ability of our customers to pay for goods delivered. Any increase in the amount or deterioration in the collectability of accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity may be harmed and the trading price of our common stock could decline significantly.

In addition, our results and financial condition may be adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic which, if adopted, could result in direct or indirect restrictions to our business, financial condition, results of operations and cash flow. We may also be subject to lawsuits from employees and others exposed to COVID-19 at our facilities. Such actions may involve large demands, as well as substantial defense costs. Our professional and general liability insurance may not cover all claims against us.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

The Tax Cuts and Jobs Act (the “TCJA”), enacted in 2017, limited the use of net operating loss carryforwards for periods beginning after 2017 to eighty-percent of taxable income in the period to which the losses were carried. However, this limitation on the use of the carryforwards was eliminated by the Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act) for tax years beginning before January 1, 2021. In addition, Section 382 may limit the utilization of net operating loss carryforwards. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, or other tax attributes to offset future taxable income or reduce taxes. Our past issuances of stock and other changes in our stock ownership may have resulted in ownership changes within the meaning of Section 382 of the Code; accordingly, our pre-change NOLs may be subject to limitation under Section 382. State NOL carryforwards may be similarly limited. Furthermore, the closing of this offering, alone or together with transactions in our stock that have occurred in the past and may occur in the future, may trigger another ownership change pursuant to Section 382. Because of the cost and complexity involved in the analysis of a Section 382 ownership change and the fact that we do not have any taxable income to offset, we have not undertaken a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Shares issued in this offering or future changes in our stock ownership (either in combination with this offering or separately) could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, even if we attain profitability, we may not be able to use a material portion of our NOLs, and this would reduce our earnings and potentially affect the valuation of our stock.

Risks Related to Our Business

The COVID-19 pandemic is significantly affecting our business operations.

In December 2019, COVID-19 originated in Wuhan, China, and quickly spread to infect many people in the city and surrounding area.  In some cases, COVID-19 causes severe illness and even death.  Since its discovery, COVID-19 has spread worldwide and significantly impacted global economies.  Restrictive measures that have been implemented in the United States and other countries to combat the virus and its spread, such as travel bans, social distancing, quarantines and shelter-in-place orders may also adversely affect our ability to produce as well as the demand for our products and therefore have an adverse effect on our operations, business and financial condition.

We have a sales office in Japan and a manufacturing and sales office in Korea, and we source our manufacturing equipment and filters from East Asian companies. The continued spread of COVID-19 and implementation of restrictive measures may adversely affect our operations in North America and Asia and our business generally, depending on the extent of its spread of the virus, the rate of infection, the severity of illness and the probability of lethality, the relative effect on various portions of the population (such as the aged), the effect on international trade and commerce and on foreign and domestic travel generally of any measures taken to combat the virus, any action taken (such as the lowering of interest rates) by government entities to combat the negative macroeconomic effects of these measures, the timing and availability of any vaccine for the virus, and other factors. If such circumstances continue to deteriorate, our production capabilities and demand for our products may decline, which would have an adverse effect on our results of operations and financial condition.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

While we are currently a small company and, therefore, limited in our product development, marketing and sales activities, we anticipate growth in our business operations commensurate with the expansion of our sales and support operations and distribution network and the commercialization of new pour over coffee products. As of March 31, 2020, we have 24 full- and part-time employees, and we intend to hire new employees and independent contractors to support our anticipated growth. This future growth could impose significant added responsibilities on members of our existing management and create strain on our organizational, administrative and operational infrastructure, including sales and marketing, quality control, and customer service. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures, which prior to this offering have been determined to be inadequate. Our status as an exchange-listed public company will require us to increase our investment in financial accounting and reporting. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure, to identify and recruit new staff and to implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our future financial performance and our ability to expand and market our pour over coffee products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION
10.1

Joint Venture Agreement with respect to NuZee Latin America, S.A. de C.V., dated January 9, 2020, by and between Industrias Marino, S.A. de C.V., and NuZee, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on March 10, 2020, SEC File Number 333-234643)

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

Date:	May 7, 2020	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer)
		By:	/s/ Shanoop Kothari
Shanoop Kothari, Chief Financial Officer (Principal Financial Officer)