Form 10-Q
period 2020-06-30
NuZee, Inc.
filed 2020-08-06
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2020, NuZee, Inc. had 14,557,755 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Such forward-looking statements reflect the views of NuZee, Inc. (hereinafter "NuZee" or the "Company") with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our Company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance, or any other matters, are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as "estimate," "expects", "project," "predict," "believe," "expect," "anticipate," "target," "plan," "intend," "seek," "goal," "will," "should," "may," "targets" or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Item 1. Financial Statements.

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	September 30, 2019
ASSETS
Current assets:
Cash	$5,215,809	$1,326,040
Accounts receivable, net	67,455	540,310
Accounts receivable - Related party	118	-
Inventories, net	274,975	500,986
Deferred offering costs	-	225,089
Other current assets	269,793	147,367
Other current assets - Related party	-	460
Total current assets	5,828,150	2,740,252

Property and equipment, net	1,736,432	1,875,591

Other assets:
Right-of-use asset - operating lease	$645,882	$-
Right-of-use asset - finance lease	112,050	-
Investment	160,000	-
Other asset	84,028	634,701
Total other assets	1,001,960	634,701

Total assets	$8,566,542	$5,250,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,311	$341,095
Current portion of long-term loan payable	101,345	101,148
Accrued expenses and other current liabilities	803,645	531,861
Current portion of lease liability - operating lease	216,454	-
Current portion of lease liability - finance lease	20,924	-
Other current liabilities - Related party	2,108	2,812
Total current liabilities	1,166,787	976,916

Non-current liabilities:
Lease liability - operating lease, net of current portion	435,420	-
Lease liability - finance lease, net of current portion	84,058	-
Loan payable - long term, net of current portion	80,803	156,816
Other noncurrent liabilities	8,894	1,750
Total non-current liabilities	609,175	158,566

Total liabilities	1,775,962	1,135,482

Stockholders' equity:
Common stock; 100,000,000 shares authorized, $0.00001 par value; 14,429,104 and 13,617,366 shares issued	145	137
Additional paid in capital	40,046,531	28,898,344
Accumulated deficit	(33,249,588)	(24,795,687)
Accumulated other comprehensive loss	(150,145)	(90,635)
Total NuZee, Inc. stockholders' equity	6,646,943	4,012,159
Noncontrolling interest	143,637	102,903
Total stockholders' equity	6,790,580	4,115,062

Total liabilities and stockholders' equity	$8,566,542	$5,250,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
Revenues	$ 191,962	$ 585,202	$ 1,131,562	$ 1,304,566
Cost of sales	331,039	469,045	1,250,904	923,903
Gross Profit (Loss)	(139,077)	116,157	(119,342)	380,663

Operating expenses	2,378,947	9,514,003	8,342,412	13,668,299
Loss from operations	(2,518,024)	(9,397,846)	(8,461,754)	(13,287,636)

Other income	25,523	10,158	28,504	14,424
Other expense	(42,113)	(4,768)	(44,712)	(140,805)
Interest expense	(6,448)	(1,471)	(16,573)	(2,679)
Net loss	(2,541,062)	(9,393,927)	(8,494,535)	(13,416,696)
Net income (loss) attributable to noncontrolling interest	1,356	12,576	(40,634)	19,501
Net loss attributable to NuZee, Inc.	$ (2,542,418)	$ (9,406,503)	$ (8,453,901)	$ (13,436,197)

Basic and diluted loss per common share	$ (0.18)	$ (0.70)	$ (0.62)	$ (1.01)

Basic and diluted weighted average number of common stock outstanding	13,782,950	13,412,541	13,724,590	13,353,005

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NuZee, Inc.		Noncontrolling Interests		Total
For the three months ended June 30	2020	2019	2020	2019	2020	2019
Net income (loss)	$ (2,542,418)	$ (9,406,503)	$ 1,356	$ 12,576	$ (2,541,062)	$ (9,393,927)

Foreign currency translation	10,209	(43,416)	530	(18,607)	10,739	(62,023)
Total other comprehensive income (loss), net of tax	10,209	(43,416)	530	(18,607)	10,739	(62,023)
Comprehensive income (loss)	$ (2,532,209)	$ (9,449,919)	$ 1,886	$ (6,031)	$ (2,530,323)	$ (9,455,950)

	NuZee, Inc.		Noncontrolling Interests		Total
For the nine months ended June 30	2020	2019	2020	2019	2020	2019
Net income (loss)	$ (8,453,901)	(13,436,197)	$ (40,634)	$ 19,501	$ (8,494,535)	$ (13,416,696)

Foreign currency translation	(59,510)	(35,035)	81,368	34,114	21,858	(921)
Total other comprehensive income (loss), net of tax	(59,510)	(35,035)	81,368	34,114	21,858	(921)
Comprehensive income (loss)	$ (8,513,411)	$ (13,471,232)	$ 40,734	$ 53,615	$ (8,472,677)	$ (13,417,617)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee , Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

						Accumulated
			Additional			other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	capital	deficit	interest	income (loss)	Total

Balance September 30, 2019	13,617,366	$137	$28,898,344	$(24,795,687)	$102,903	$(90,635)	$4,115,062

Common stock issued for cash	111,738	1	1,994,522	-	-	-	1,994,523
Stock option expense	-	-	2,220,861	-	-	-	2,220,861
Other comprehensive gain	-	-	-	-	5,642	27,230	32,872
Net loss for ther period	-	-	-	(3,421,232)	(11,021)	-	(3,432,253)
Balance December 31, 2019	13,729,104	$138	$33,113,727	$(28,216,919)	$97,524	$(63,405)	$4,931,065

Stock option expense	-	-	962,490	-	-	-	962,490
Other comprehensive gain / (loss)	-	-	-	-	75,196	(96,949)	(21,753)
Net loss for the period	-	-	-	(2,490,251)	(30,969)	-	(2,521,220)
Balance March 31, 2020	13,729,104	$138	$34,076,217	$(30,707,170)	$141,751	$(160,354)	$3,350,582

Common stock issued for cash	700,000	7	4,648,167	-	-	-	4,648,174
Stock option expense	-	-	1,322,147	-	-	-	1,322,147
Other comprehensive gain	-	-	-	-	530	10,209	10,739
Net income (loss) for ther period	-	-	-	(2,542,418)	1,356	-	(2,541,062)
Balance June 30, 2020	14,429,104	$145	$40,046,531	$(33,249,588)	$143,637	$(150,145)	$6,790,580

						Accumulated
			Additional			other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	capital	deficit	interest	income (loss)	Total

Balance September 30, 2018	13,194,591	$132	$14,957,491	$(12,607,722)	$93,131	$(30,967)	$2,412,065

Common shares issued for cash	116,891	1	1,494,804	-	-	-	1,494,805
Common stock issued to settle payables	5,118	-	107,478	-	-	-	107,478
Stock option expense	-	-	1,789,751	-	-	-	1,789,751
NuZee foreign currency gain (loss)	-	-	-	-	4,855	11,328	16,183
Net loss for the period	-	-	-	(2,576,692)	(11,714)	-	(2,588,406)
Balance December 31, 2018	13,316,600	133	18,349,524	(15,184,414)	86,272	(19,639)	3,231,876

Common shares issued for cash	13,870	-	228,204	-	-	-	228,204
Stock issuance costs	-	-	(27,628)	-	-	-	(27,628)
Common stock issued for services	50,000	1	37,499	-	-	-	37,500
Common stock issued to settle payables	843	-	16,445	-	-	-	16,445
Stock option expense	-	-	481,742	-	-	-	481,742
NuZee foreign currency gain (loss)	-	-	-	-	47,866	(2,947)	44,919
Net loss for the period	-	-	-	(1,453,002)	18,639	-	(1,434,363)
Balance March 31, 2019	13,381,313	$134	$19,085,786	$(16,637,416)	$152,777	$(22,586)	$2,578,695

Common shares issued for cash	206,267	2	3,612,181	-	-	-	3,612,183
Stock option expense	-	-	8,337,258	-	-	-	8,337,258
NuZee foreign currency gain (loss)	-	-	-	-	(18,607)	(43,416)	(62,023)
Net income (loss) for the period	-	-	-	(9,406,503)	12,576	-	(9,393,927)
Balance June 30, 2019	13,587,580	$136	$31,035,225	$(26,043,919)	$146,746	$(66,002)	$5,072,186

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019

Operating activities:
Net loss	$(8,494,535)	$(13,416,696)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	310,393	165,752
Noncash lease expense	101,505	-
Option expense	4,505,498	10,608,751
Inventory impairment	74,944	27,983
Allowance for sales return	3,835	22,510
Loss on sale of assets	43,012	6,096
Loss on settlement of payable	-	91,684
Common stock issued for services	-	37,500
Change in operating assets and liabilities:
Accounts receivable	469,020	(235,860)
Accounts receivable - Related party	(118)	105
Inventories	151,067	(182,962)
Other current assets	(122,426)	(144,934)
Other current assets - Related party	460	(681)
Other asset	(41,767)	(649)
Accounts payable	(199,763)	116,005
Other current liabilities - related party	(704)	(1,714)
Other noncurrent liabilities	7,144	(6,317)
Lease liability - operating lease	(83,063)	-
Accrued expense and other current liabilities	271,784	(36,142)
Net cash used by operating activities	(3,003,714)	(2,949,569)

Investing activities:
Purchase of equipment	(16,306)	(1,243,933)
Proceeds from sales of equipment	110,000	23,600
Net cash provided (used) in investing activities	93,694	(1,220,333)

Financing activities:
Repayment of finance lease	(14,039)	-
Repayment of loans	(75,816)	(32,580)
Borrowing of loans	-	147,081
Stock issuance costs	-	(27,628)
Proceeds from issuance of common stock	6,867,786	5,335,192
Net cash provided by financing activities	6,777,931	5,422,065

Effect of foreign exchange on cash and cash equivalents	21,858	2,601

Net change in cash	3,889,769	1,254,764
Cash, beginning of period	1,326,040	1,806,666
Cash, end of period	$5,215,809	$3,061,430

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,573	$183
Cash paid for taxes	$800	$-
Noncash investing and financing activities:
Stock issued to settle payables	$-	$32,239
Equipment purchased through debt	$-	$38,127
Equipment purchased on credit	$-	$218,140
Recognition of right-of-use asset and lease liability upon adoption of ASU 2016-02	$517,263	$-
Recognition of right-of-use asset and lease liability during the period	$217,674	$-
Reclassification of common stock offering costs to additional paid-in capital	$1,150,989
Finance lease of equipment to pay off accounts payable	$124,500	$-
Investment in NLA	$160,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)    June 30, 2020

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

Principles of Consolidation

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiary, which has a fiscal year end of September 30. All significant intercompany accounts, balances and transactions have been eliminated upon consolidation.

The Company has three international subsidiaries in NuZee KOREA Ltd. ("NuZee KR"), NuZee JAPAN Co., Ltd ("NuZee JP") and NuZee Investment Co., Ltd. ("NuZee INV"). NuZee KR and NuZee INV are wholly owned subsidiaries of the Company, and NuZee JP is a majority owned subsidiary of the Company.

Stock Split

On October 28, 2019, we completed a l-for-3 reverse stock split, which became effective on November 12, 2019. All share and per share information included in these financial statements and notes thereto give effect to the reverse stock split.

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of June 30, 2020 and June 30, 2019, the total number of common stock equivalents was 1,725,000 and 1,787,333, respectively, comprised entirely of stock options. The Company incurred a net loss for the three and nine months ended June 30, 2020 and 2019, respectively, and therefore basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Going Concern and Capital Resources

Since its inception on July 15, 2011, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.

As of June 30, 2020, the Company had cash of $5,215,809. The Company has not attained profitable operations since inception.

The accompanying consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. The Company has had limited revenues, recurring losses, and an accumulated deficit and is dependent on sales of its equity, including to its majority shareholder, to provide additional funding for operating expenses. These items raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence is dependent upon management's ability to develop profitable operations, continued contributions from its majority shareholder to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company's products and business.

Major Customers

In the nine months ended June 30, 2020 and 2019, revenue was primarily derived from major customers disclosed below.

Nine months ended June 30, 2020:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer K	$ 284,099	25%	$ -	0%
Customer WP	$ 259,925	23%	$7,767	11%
Customer J	$ 188,574	17%	$175	0%

Nine months ended June 30, 2019:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer J	$333,971	26%	$ -	0%
Customer WP	$254,765	20%	$ 153,344	28%
Customer C	$153,167	12%	$ 55,245	10%

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

The Company does a quarterly analysis of leases to determine if there are any operating leases that require recognition under ASC 842. As of October 1, 2019, the Company had one significant long-term operating lease for office and manufacturing space in Plano, Texas.  The leased property in Plano, Texas, has a remaining lease term through June of 2024. The lease has an option to extend beyond the stated termination date, but exercise of this option is not probable. The Company did not apply the recognition requirements of ASC 842 to operating leases with a remaining lease term of 12 months or less.

The impact of ASU No. 2016-02 (“Leases (Topic 842)” on our consolidated balance sheet beginning October 1, 2019, through the recognition of ROU assets and lease liabilities for operating leases are as follows:

October 1, 2019
ROU Assets	$517,263
Lease Liability	$517,263

During the June 30, 2020 analysis of leases, we determined to renew the office and manufacturing space in Vista, CA through January 31, 2022, which was previously scheduled to be vacated at June 30, 2020. Additionally, the Korean office and manufacturing space lease was extended through June 2022 and an apartment lease was signed through June 2022. Accordingly, we have added ROU assets and lease liabilities related to those leases at June 30, 2020.

The direct-leased property in Vista, California has a remaining lease term through January of 2022. The leased properties in both Korea and Vista, California have options to extend beyond the stated termination date, but exercise of these options are not probable. The sub-leased property in Vista, California, is leased month-to-month and has been calculated as a ROU Asset co-terminous with the direct-leased property.

As of June 30, 2020, our operating leases had a weighted average remaining lease term of 3.1 years. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2019	$ 517,263
ROU Asset added during the period	217,674
Amortization during the period	(89,055)
ROU Asset – June 30, 2020	$ 645,882

Lease Liability – October 1, 2019	$ 517,263
Lease Liability added during the period	217,674
Amortization during the period	(83,063)
Lease Liability – June 30, 2020	$ 651,874

Lease Liability – Short-Term	$ 216,454
Lease Liability – Long-Term	435,420
Lease Liability – Total	$ 651,874

During the nine months ended June 30, 2020, we had the following cash and non-cash activities associated with our leases:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$103,298
Operating cash flows from finance leases	$10,794
Financing cash flows from finance leases	$14,039

Non-cash transactions:
Recognition of ROU asset and lease liability of operating lease upon adoption of ASU 2016-02	$517,263

Additions to ROU assets obtained from:
New operating lease:	$217,674
New finance lease:	$124,500

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of June 30, 2020:

Amounts due within 12 months of June 30,

2021	$ 243,941
2022	206,711
2023	126,091
2024	129,873
2025	-
Total Minimum Lease Payments	706,616
Less Effect of Discounting	54,742
Present Value of Future Minimum Lease Payments	651,874
Less Current Portion of Operating Lease Obligations	216,454
Long-Term Operating Lease Obligations	$ 435,420

NuZee JP is the lessee of certain equipment under a finance lease extending through January 2021. The asset and liability under the finance lease are recorded at the lower of the present value of the minimum lease payments, or the fair value of the asset. Leased equipment is depreciated over a 6-year life. The leased equipment is reported in the accompanying consolidated balance sheets in property and equipment of $4,536 as of June 30, 2020. The finance lease liability is included in other current liabilities on the consolidated balance sheets.

Future minimum lease payments under finance lease obligations as of June 30, 2020 for each of the remaining fiscal years are as follows:

2020	$2,268
2021	$2,268
Total Minimum Lease Payments	$4,536

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month for the next 60 months. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,540 for the purchase of this equipment. This transaction was accounted for as a financing lease.

The following summarizes ROU assets under finance leases at June 30, 2020:

ROU asset-finance lease at October 9, 2019	$ 124,500
Amortization	(12,450)
ROU asset-finance lease at June 30, 2020	$ 112,050

The table below summarizes future minimum finance lease payments at June 30, 2020 for the 12 months ended June 30 of each year indicated:

2021	$ 33,113
2022	33,113
2023	33,113
2024	33,113
2025	2,759
Total Minimum Lease Payments	135,211
Amount representing interest	(30,229)
Present Value of Minimum Lease Payments	104,982
Current Portion of Finance Lease Obligations	20,924
Finance Lease Obligations, Less Current Portion	$ 84,058

The Company leases office space with terms ranging from month to month to 61 months. Rent expense included in general and administrative expense for the nine months ended June 30, 2020 and 2019 was $251,207 and $99,526, respectively.

Future minimum rents for the office space leased as of June 30, 2020, for each of the remaining fiscal years are as follows:

2020	$ 69,264
2021	$ 278,530
2022	$ 208,885
2023	$ 160,149
2024	$ 124,999
Total Minimum Lease Payments	$ 841,827

Loans

On June 30, 2016, NuZee JP entered into a loan agreement with Tono Shinyo Kinko Bank. NuZee JP borrowed the sum of approximately $145,758 to be repaid on or before June 5, 2021 at an annual interest rate of 1.2%. The loan is unsecured and guaranteed by a director. The outstanding balance on the loan at June 30, 2020 amounted to $27,835. On January 27, 2017, NuZee JP entered into a loan agreement with Nihon Seisaku Kouko. NuZee JP borrowed approximately $87,268 to be repaid on or before January 20, 2022 at an interest rate of 0.16%. The loan is unsecured and not guaranteed by a director. The outstanding balance on the loan at June 30, 2020 amounted to $30,060.

On April 1, 2019, NuZee purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at June 30, 2020 amounted to $29,757.

On February 15, 2019 NuZee KR entered into equipment financing for production equipment with ShinHan Bank for $60,563. In June 28, 2019 NuZee KR purchased additional equipment and increased the loan with ShinHan Bank by $86,518. The loan is secured by our production equipment at NuZee KR. The financing bears a term of 36 months at a rate of 4.33% per annum. Principal payments began in July of 2019. The outstanding balance on this loan at June 30, 2020 amounts to $94,496.

The loan payments required for the next five remaining fiscal years are as follows:

		Nihon	Ford
	Tono Shinyo	Seisaku	Motor	ShinHan
	Kinko Bank	Kouko	Credit	Bank	Total

2020	$ 6,959	$ 4,704	$ 1,841	$ 11,812
2021	20,876	14,112	5,605	35,436
Total Current Portion	$ 27,835	$ 18,816	$ 7,446	$ 47,248	$ 101,345

2021		$ 4,704	$ 1,895	$ 11,812
2022		6,540	7,720	35,436
2023			7,947
2024			4,749
Total Long Term Portion		$ 11,244	$ 22,311	$ 47,248	$ 80,803
Grand Total	$ 27,835	$ 30,060	$ 29,757	$ 94,496	$ 182,148

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

Foreign Currency Translation

The financial position and results of operations of each of the Company's foreign subsidiary are measured using the foreign subsidiary's local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders' equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustments comprising accumulated other comprehensive loss amounted to $(59,510) and $(35,035) for the nine months ended June 30, 2020 and 2019, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At June 30, 2020 and September 30, 2019, the carrying value of inventory of $274,975 and $500,986 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	June 30, 2020	September 30, 2019
Raw materials	$ 15,585	$ 327,985
Finished goods	259,390	173,001
Less – Inventory reserve	-	-
Total	$ 274,975	$ 500,986

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

Joint Venture

On January 9, 2020, a joint venture agreement was signed between Industrial Marino, S.A. de C.V. (50%) and the Company (50%) forming NuZee LATIN AMERICA, S.A. de C.V. ("NLA"). NLA was formed pursuant to the laws of Mexico, with corporate domicile in Mazatlan, Mexico. As part of the capitalization of NLA, the Company contributed two machines to the joint venture. These machines had an aggregate carrying cost of $313,012. The Company received $110,000 in cash for this contribution and recorded an investment in NLA of $160,000 and a loss of $43,012 on the contribution of the machines to NLA.

The Company will account for NLA using the equity method of accounting. As of June 30, 2020, the only activity in NLA was the contribution of two machines as described above.

2.  GEOGRAPHIC CONCENTRATION

The Company is organized based on fundamentally one geographic segment although it does sell its products on a world-wide basis. Information about the Company’s geographic operations are as follows:

Geographic Concentrations	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019
Net Revenue:
North America	$ 756,000	$ 715,702
Japan	258,526	549,431
South Korea	117,036	39,433
	$ 1,131,562	$ 1,304,566

Property and equipment, net:	As of June 30, 2020	As of September 30, 2019
North America	$ 1,459,948	$ 1,471,859
Japan	3,424	6,329
South Korea	273,060	397,403
	$ 1,736,432	$ 1,875,591

3.  RELATED PARTY TRANSACTIONS

Sales, Purchases and Operating Expenses

For the nine months ended June 30, 2020 and 2019, NuZee JP sold their products to Eguchi Holdings Co., Ltd ("EHCL"), and the sales to them totaled approximately $3,154 and $3,174 respectively. The corresponding accounts receivable balance from EHCL was $118 and $(106) as of June 30, 2020 and September 30, 2019, respectively. EHCL is controlled by Mr. Katsuyoshi Eguchi, who beneficially owns in excess of 5% of NuZee’s outstanding common stock and serves as the chief executive officer of NuZee JP.

Rent

During October 2016, NuZee JP entered into a rental agreement of an office space with NuZee Co., Ltd., an entity 100% beneficially owned by our chief executive officer. The Company pays $1,169 per month for the office on the last day of each month on behalf of NuZee JP. There is no set expiration date on the agreement. As of June 30, 2020, and September 30, 2019, NuZee JP had a payable balance to NuZee Co., Ltd. of $1,503 and $1,552, respectively.

During September 2016, the Company entered into a rental agreement of an office space and warehouse with EHCL. The Company pays $609 per month for the office and the warehouse on the last day of each month. The lease expired on December 31, 2019, and is expected to continue on a month-to-month basis. At June 30, 2020 and September 30, 2019, the payable balance under this lease was $605 and $1,154, respectively.

During February 2015, the Company entered into a rental agreement of a warehouse with Eguchi Steel Co.,Ltd ("ESCL"). The Company pays $449 per month for the warehouse on the last day of each month. There is no set expiration date on the agreement.

4.  COMMON STOCK

During the nine months ended June 30, 2020, the Company sold (i) 111,738 shares of common stock at a weighted average price of $17.85 per share, for an aggregate purchase price of $1,994,523 pursuant to private offerings of common stock and (ii) 700,000 shares of common stock at a price of $9.00 per share for an aggregate purchase price of $6,300,000 pursuant to the Company’s underwritten public offering of common stock. After deducting underwriting commission of $500,837, and expenses paid by the Company that were directly attributable to the registered offering of $1,150,989, including $225,089 that was paid in the year ended September 30, 2019, the Company received net proceeds from the registered public offering of common stock of $4,648,174. All discounts, fees, and expenses are treated as a reduction of the Company’s additional paid-in capital balance.

See Note 6 – Subsequent Events for more information.

5.  STOCK OPTIONS AND WARRANTS

The following table summarizes stock option activity for nine months ended June 30, 2020:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Life (years)	Intrinsic Value
Outstanding at September 30, 2019	1,811,667	$ 6.86	8.4	$ 33,705,960
Granted	23,333	1.53
Exercised	-	-
Expired	-	-
Forfeited	(110,000)	18.14
Outstanding at June 30, 2020	1,725,000	$ 6.07	7.5	10,243,687

Exercisable at June 30, 2020	663,750	$ 6.83	7.4	$ 3,802,116

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expenses of $4,505,498 for the nine months ended June 30, 2020. Unamortized option expense as of June 30, 2020, for all options outstanding amounted to $4,566,831. These costs are expected to be recognized over a weighted- average period of 2.1 years. The Company recognized stock option expenses of $10,608,751 for the nine months ended June 30, 2019.

On June 23, 2020, as part of our agreement with Benchmark Company, LLC the underwriter of the Company’s registered public offering of common stock, we issued 40,250 warrants to purchase our common stock at an exercise price of $9.00 a share. These warrants are exercisable beginning on December 23, 2020 and expire on June 18, 2025.

A summary of the status of the Company’s nonvested options as of June 30, 2020, is presented below:

Nonvested options

Number of
Nonvested Shares
Nonvested shares at September 30, 2019	1,355,000
Granted	23,333
Exercised	-
Forfeited	(110,000)
Vested	(207,083)
Nonvested shares at June 30, 2020	1,061,250

The following table summarizes warrant activity for the nine months ended June 30, 2020:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Warrants	Price	Contractual Life (years)	Intrinsic Value
Outstanding at September 30, 2019	-	$ -		$ -
Granted	40,250	9.00
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2020	40,250	$ 9.00	5.0	36,012

Exercisable at June 30, 2020	-	$ -		$ -

6.  SUBSEQUENT EVENT

Exercise of over-allotment option

On July 21, 2020, the underwriters in the Company’s registered public offering of common stock exercised their over-allotment option, resulting in the issuance of an additional 105,000 shares at $9.00 per share. As part of this exercise, the Company received net proceeds of $878,850 (net of underwriting commissions).

Exercise of options

On July 31, 2020, 23,334 shares were issued upon the exercise of stock options. As part of this exercise, the Company received $35,700 in proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a specialty coffee company and, we believe, the leading single serve pour over coffee co-packer in the United States. Our mission is to leverage our position as a co-packer at the forefront of the North American single serve pour over coffee market to revolutionize the way single serve coffee is enjoyed in the United States. While the United States is our core market, we also have single serve pour over coffee sales operations in Japan as well as manufacturing and sales operations in Korea and a joint venture in Latin America. In addition, we plan to opportunistically leverage our strengths and relationships to grow our proprietary NuZee and Coffee Blenders brands in the United States and select international markets.

We believe we are the only commercial-scale producer of single serve drip cup coffee and that we have certain advantages in place within the North American market. We intend to leverage our position to be the commercial manufacturer of choice for major companies seeking to enter the single serve drip cup market in North America. We target existing large, high-margin companies and are paid per- package based on the number of single serve pour over drip cups produced by us. Accordingly, we consider our business model to be a form of tolling arrangement, as we receive a fee for every single serve drip cup our co-packing customers sell in the North American market. While we financially benefit from the success of our manufacturing customers through the sales of their respective single serve drip cup products, we are also able to avoid the risks associated with owning and managing the product and its related inventory. As these companies gain market acceptance of single serve drip cup coffee in North America, we plan to leverage that market expansion to further grow our own brands.

Our primary focus is the development of single serve pour over coffee in the North American market targeting the individual consumer for use at home and office or other settings that would benefit from single serve pour over products, such as our recent expansion into the lodging market through our arrangement with Royal Cup Coffee & Tea, and positioning ourselves as the leading commercial-scale co- packer of single serve pour over coffee products. We may also look to co-package other products that are complementary to single serve pour over drip coffee and provide us with a deeper access to our customers, such as tea bag coffee. The competitive landscape for our services and products can be illustrated as follows:

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

Recent Developments

Expiration of Exclusivity Agreement with FUSO Industries Co. Ltd.

We were engaged in negotiations with FUSO Industries Co. Ltd. (“FUSO”) to extend the term of the exclusivity agreement between us and FUSO (the “FUSO Agreement”). We acquired certain of the machines we use in the production of our single serve pour over coffee products pursuant to the terms of the FUSO Agreement. The FUSO Agreement expired pursuant to its terms on June 30, 2020.

Employees

During March 2020, we terminated the employment of two part-time and three full-time employees located in the U.S. Each such employee was offered two weeks’ pay as a severance package. We do not expect the departure of these employees to adversely impact our ability to provide our top-quality services and products.

Geographic Concentration

Our operations are primarily split between two geographic areas: North America and Asia.

For the three months ended June 30, 2020, net revenues attributable to our operations in North America totaled $119,313 compared to $420,083 of net revenues attributable to our operations in North America for the three months ended June 30, 2019. For the nine months ended June 30, 2020, net revenues attributable to our operations in North America totaled $756,000 compared to $715,702 of net revenues attributable to our operations in North America for the nine months ended June 30, 2019. Additionally, as of June 30, 2020, $1,459,948 of our Property and equipment, net was attributable to our North American operations, compared to $1,471,859 attributable to our North American operations as of September 30, 2019.

For the three months ended June 30, 2020, net revenues attributable to our operations in Asia totaled $72,649 compared to $165,119 of net revenues attributable to our operations in Asia during the three months ended June 30, 2019. For the nine months ended June 30, 2020, net revenues attributable to our operations in Asia totaled $375,562 compared to $588,864 of net revenues attributable to our operations in Asia during the nine months ended June 30, 2019. Additionally, as of June 30, 2020, $276,484 of our Property and equipment, net was attributable to our Asian operations, compared to $403,732 attributable to our Asian operations as of September 30, 2019.

Results of Operations

Comparison of three months ended June 30, 2020 and 2019:

Revenue

	Three months ended June 30,		Change
	2020	2019	Dollars	%
Revenue	$ 191,962	$585,202	$ (393,240)	(67%)

For the three months ended June 30, 2020, our revenue decreased by $393,240, or approximately 67%, compared with the three months ended June 30, 2019. This decrease was related to the loss of a major co-packing in North America and in Japan as well the worldwide impacts of COVID-19.

Cost of sales and gross margin

	Three months ended June 30,		Change
	2020	2019	Dollars	%
Cost of sales	$ 331,039	$ 469,045	($138,006)	(29%)
Gross margin	($139,077)	$ 116,157	($255,234)	(220%)
Gross margin %	(72%)	20%

For the three months ended June 30, 2020, we incurred a total gross loss of $139,077, from sales of our products and co-packing services, compared to a total gross profit of $116,157 for the three months ended June 30, 2019. The gross margin rate was (72%) for the three months ended June 30, 2020, and 20% for the three months ended June 30, 2019. This decrease in margin was driven primarily by significantly reduced revenues and greater operating capacity during the period compared to the prior year with significantly higher revenues with lower operating capacity. Greater operating capacity has increased our labor and other expenses.

Operating Expenses

	Three months ended June 30,		Change
	2020	2019	Dollars	%
Operating Expenses	$ 2,378,947	$ 9,514,003	($7,135,056)	(75%)

For the three months ended June 30, 2020, the Company’s operating expenses totaled $2,378,947 compared to $9,514,003 for the three months ended June 30, 2019, representing a 75% decrease. This decrease is primarily attributable to a decrease in stock based compensation expense.

Net Loss

	Three months ended June 30,		Change
	2020	2019	Dollars	%
Net Loss attributable to NuZee, Inc.	$ 2,542,418	$9,406,503	$ (6,864,085)	(73%)

For the three months ended June 30, 2020, we generated net losses attributable to NuZee, Inc. of $2,542,418 versus $9,406,503 for the three months ended June 30, 2019. This improvement in net losses is primarily attributable to lower stock compensation expense.

Comparison of nine months ended June 30, 2020 and 2019:

Revenue

	Nine months ended June 30,		Change
	2020	2019	Dollars	%
Revenue	$ 1,131,562	$1,304,566	$ (173,004)	(13%)

For the nine months ended June 30, 2020, our revenue decreased by $173,004, or approximately 13%, compared with the nine months ended June 30, 2019. This decrease was primarily related to a decrease in co-packing revenues attributable to a loss of a major customer in North America and Japan during the current period.

Cost of sales and gross margin

	Nine months ended June 30,		Change
	2020	2019	Dollars	%
Cost of sales	$ 1,250,904	$ 923,903	$ 327,001	35%
Gross profit	$ (119,342)	$ 380,663	$ (500,005)	(131%)
Gross profit margin %	(11%)	29%

For the nine months ended June 30, 2020, we incurred a total gross loss $119,342 from sales of our products and co-packing services, compared to a total gross profit of $380,663 for the nine months ended June 30, 2019. The gross margin rate was (11%) for the nine months ended June 30, 2020, and 29% for the nine months ended June 30, 2019. This decrease in margin was driven primarily by significantly reduced revenues and greater operating capacity during the period compared to the prior year with significantly higher revenues with lower operating capacity.

Operating Expenses

	Nine months ended June 30,		Change
	2020	2019	Dollars	%
Operating Expenses	$ 8,342,412	$13,668,299	$ (5,325,887)	(39%)

For the nine months ended June 30, 2020, the Company’s operating expenses totaled $8,342,412, compared to $13,668,299 for the nine months ended June 30, 2019, representing a 39% decrease. This decrease is primarily attributable to a decrease in stock based compensation expense.

Net Loss

	Nine months ended June 30,		Change
	2020	2019	Dollars	%
Net Loss attributable to NuZee, Inc.	$ 8,453,901	$ 13,436,197	$ (4,982,296)	(37%)

For the nine months ended June 30, 2020, we generated net losses attributable to NuZee, Inc. of $8,453,901, versus $13,436,197 for the nine months ended June 30, 2019. This improvement in net losses is primarily attributable to lower stock compensation expense.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of June 30, 2020, we had an accumulated deficit of approximately $33 million. We have not yet achieved profitability, and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses as a result of the costs associated with operating as an exchange-listed public company in the future.

To date, we have funded our operations primarily with proceeds from the public and private sale of shares of our common stock.

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

As of June 30, 2020, we had a cash balance of $5,215,809.

Summary of Cash Flows

	Nine Months Ended June 30,
	2020	2019
Cash used in operating activities	$(3,003,714)	$(2,949,569)
Cash provided (used) in investing activities	$93,694	$(1,220,333)
Cash provided by financing activities	$6,777,931	$5,422,065
Effect of foreign exchange on cash	$21,858	$2,601
Net increase in cash	$3,889,769	$1,254,764

Operating Activities

We used $3,003,714 and $2,949,569 of cash in operating activities during the nine months ended June 30, 2020 and 2019, respectively, principally to fund our operating loss. Excluding the impact of stock compensation expense, the increase in cash used in operating activities of $54,145 was primarily attributable to the increase in net loss for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019 partially offset by an improvement in cash flow from accounts receivables and inventories.

Investing Activities

We provided $93,694 of cash versus used $1,220,333 of cash in investing activities during the nine months ended June 30, 2020 and 2019, respectively, principally to fund the purchase of equipment.

Financing Activities

Historically, we have funded our operations primarily through the issuance of our common stock.

Cash provided by financing activities increased to $6,777,931 for the nine months ended June 30, 2020 from $5,422,065 for the nine months ended June 30, 2019. During the nine months ended June 30, 2020, we issued 811,738 shares of common stock which generated net cash proceeds of $6,867,786.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the three-month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Except as set forth below, there have been no changes to our risk factors from those disclosed in our annual report on Form 10-K/A filed with the SEC on December 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

** Furnished herewith

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

Date:	August 6, 2020	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer)
		By:	/s/ Shanoop Kothari
Shanoop Kothari, Chief Financial Officer (Principal Financial Officer)