Form 10-K
period 2020-09-30
NuZee, Inc.
filed 2020-12-28
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-39338

NUZEE, INC.

(exact name of registrant as specified in its charter)

Nevada	38-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1401 Capital Avenue, Suite B

Plano, TX 75074

(Address of principal executive offices)

Registrant’s telephone number, including area code — (760) 295-2408

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	NUZE	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (based on the price at which the registrant’s Common Stock was last sold as of March 31, 2020, the last business day of the most recently completed second fiscal quarter), was approximately $76,301,028.

As of December 14, 2020, there were outstanding 14,904,064 shares of the registrant’s Common Stock, $0.00001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The information in Part III hereof for the fiscal year ended September 30, 2020, will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “target,” “seek,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding:

●	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our products;

●	the impact to our business from the COVID-19 global crisis;

●	the evolving coffee preferences of North American coffee consumers;

●	the size and growth of the markets for our products and services;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to compete with companies producing similar beverage products;

●	our expectation that our existing capital resources will be sufficient to fund our operations for our operations for at least the next 12 months;

●	regulatory developments in the U.S. and in non-U.S. countries;

●	our ability to retain key management personnel;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to develop and maintain our corporate infrastructure, including our internal control over financial reporting;

●	our ability to develop innovative new products; and

●	our financial performance.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties.

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A below, titled “Risk Factors,” and discussed elsewhere in this Report and in our other reports filed with the SEC. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.

3

REFERENCES

As used in this Report: (i) the terms “we”, “us”, “our”, “NuZee” and the “Company” mean NuZee, Inc. and its subsidiaries, taken together; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

PART I

ITEM 1. BUSINESS.

Overview

We are a specialty coffee company and, we believe, the leading single serve pour over coffee co-packer in the United States. Our mission is to leverage our position as a co-packer at the forefront of the North American single serve pour over coffee market to revolutionize the way single serve coffee is enjoyed in the United States. While the United States is our core market, we also have manufacturing and sales operations in Korea and a joint venture in Latin America.

We believe we are the only commercial-scale producer of single serve pour over coffee within the North American market. We intend to leverage our position to be the commercial manufacturer of choice for major companies seeking to enter the single serve pour over coffee market in North America. We target existing high-margin companies and are paid per-package based on the number of single serve pour over coffee products produced by us. Accordingly, we consider our business model to be a form of tolling arrangement, as we receive a fee for almost every single serve pour over coffee product our co-packing customers sell in the North American market. While we financially benefit from the success of our manufacturing customers through the sales of their respective single serve pour over coffee products, we are also able to avoid the risks associated with owning and managing the product and its related inventory.

We may also consider co-packaging other products that are complementary to single serve pour over coffee and provide us with a deeper access to our customers, such as tea bag coffee. In addition, we are continually exploring potential strategic partnerships, co-ventures, and mergers, acquisitions, or other transactions with existing and future business partners to generate additional business, reduce manufacturing costs, expand into new markets, and further penetrate the markets in which we currently operate.

Single serve pour over coffee

Single serve pour over coffee, or hand drip coffee, is a traditional and time-honored technique that pours hot water onto ground coffee with a filter. Proponents of pour over coffee believe this method makes better coffee. Single serve pour over coffee uses the same technique without a machine, with the coffee flowing straight into a cup using only hot water and the prepacked coffee filter.

We believe the typical coffee consumer is increasingly focused on the environmental impact of the product, as well as the taste and quality of the ingredients. We anticipate that pod-based, single serve coffee will face increasing pressure given their heavy reliance on the use of plastics. In our view, consumer preferences in North America have evolved over the last decade to substantially mirror those of Japanese consumers, who have traditionally focused on the taste, eco-footprint and quality of ingredients.

The saturation of coffee pods in the North American market, coupled with changing tastes, provides our single serve pour over coffee products with a substantial market opportunity in North America. Our single serve pour over coffee products also have a number of advantages over other single serve coffee alternatives:

●	Our single serve pour over coffee products are shipped in zero landfill packaging. The majority of the packaging is paper based and biodegradable, while the inner pouches used to package the filter for freshness are made from 100% recyclable film.
●	Our solution is portable and does not require a machine. Therefore, the consumer investment required to try our product is very minimal (as opposed to machine based solutions). Single serve pour over coffee products can easily travel and have a number of consume-later applications not available to machine based solutions (camping, travel, office, etc.).
●	We believe single serve pour over coffee is more hygienic than other, machine-based single serve alternatives. For example, the use of a machine requires cleaning and maintenance. If not periodically cleaned or if spent pods are not removed timely, the pods can lead to poor taste and bacterial growth.
●	Single serve pour over coffee is brandable to the cup level, and, unlike machine-based drip systems, the branding remains visible throughout the process of preparing and consuming a cup.

We seek to establish ourselves as the leading co-packer of single serve pour over coffee for the North American market, and to expand our own brands as single serve pour over coffee gains market acceptance. We believe that top tier brands that want to compete in the North American single serve pour over coffee market will demand the highest levels of quality from their suppliers. We further believe that we remain the commercial-scale leader in the single serve pour over coffee market in North America as a result of our history of working with sophisticated packing equipment manufacturers, Level 2 SQF Certification from the Safe Quality Food Institute, operational knowledge and the co-packing arrangements we are continuing to develop with companies. As a result of our ongoing efforts, we feel we are well positioned to be the co-packer of choice for companies offering single serve pour over coffee products in the North American market.

We own sophisticated packing equipment developed by East Asian companies for pour over coffee production. We believe these manufacturers are the world leaders for supplying such machines. We obtained certain of these machines from a premier supplier of the type of high-quality packing equipment we use for our products, FUSO Industries Co. Ltd. (“FUSO”). Our exclusivity agreement with FUSO expired pursuant to its terms on June 30, 2020.

We understand that as single serve pour over coffee gains momentum in the North American market we will face increasing competition. However, (i) we believe we have a significant head start against any new potential commercial manufacturers due to our historical arrangement with FUSO, (ii) we have, and continue to develop, manufacturing expertise on increasingly complex and larger orders, (iii) we have experience dealing with companies of all sizes and their specific requirements (from small roasters to international companies) and (iv) we have SQF Level 2 certification.

We received Level 2 SQF Certification from the Safe Quality Food Institute, which is a customary requirement to produce for large multi-national and international companies. Obtaining Level 2 SQF Certification may take more than a year to achieve. Furthermore, we are now in the preliminary stage of obtaining Level 3 SQF Certification, which involves a comprehensive implementation of even more advanced safety and quality management systems. We are also certified as fair trade, organic, kosher and halal.

Our primary focus is the development of single serve pour over coffee in the North American market targeting the individual consumer for use at home and office or other settings that would benefit from single serve pour over products and positioning ourselves as the leading commercial-scale co-packer of single serve pour over coffee products. We may also consider co-packaging other products that are complementary to single serve pour over drip coffee and provide us with a deeper access to our customers, such as tea bag coffee.

Since 2016, we have been primarily focused on single serve pour over coffee production. Over this time we have developed expertise in the operation of our sophisticated packing equipment and the related production of the single serve pour over product at both our Vista, California facility and at our production operations in Korea. We plan to carry over this expertise to our Plano, Texas manufacturing facility, which serves as our new single serve pour over co-packing hub and corporate headquarters to capture the location’s logistical advantages and lower cost structure.

Our sources of revenue

Co-packing

We operate as a third-party contract packager for the finished goods of other major companies operating in the coffee beverage industry. Under these arrangements, we produce and package coffee products according to our customers’ formulations and specifications. We currently focus on fostering co-packing arrangements with larger companies developing pour over coffee products. We believe that as our potential co-packing customers continue to realize that we have the experience co-packing for a variety of customer sizes, we will become the co-packer of choice. The standards required to co-pack for large international companies almost always meet or exceed the standards required to co-pack for any other customer. We also believe that as our co-packing customers’ competitors realize they have a single serve pour over coffee solution, they will be more motivated to develop their own such solution and that will lead to increased co-packing opportunities for us.

In addition to larger companies, we package for smaller companies that have significant growth potential. For example, we started packaging for a particular smaller company in July 2017 and continue to do so today. This company started with smaller batch, single product SKUs but over the years has meaningfully increased order sizes as well as the number of SKUs. We are continually looking for new exciting companies with whom we may work and grow.

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

●	Barista. Our Barista line of products is a high end product line that, in addition to showcasing our production expertise, also includes what we believe to be some of the best coffee available in a single serve application in the world. We plan to sell Barista via traditional retail channels that do not use “pay for placement” distributors. We also have a number of potential co-packing opportunities in which our customers would contract for us to replicate one or more of our Barista products with their foil and packing, providing further evidence of the high-quality nature of this line and coffee. We expect the Barista product line to be our flagship products that are both sold directly to consumers and used as a sales tool for co-packing customers.

●	Twin Peaks. We currently sell our Twin Peaks single serve pour over coffee exclusively via Amazon, under Amazon’s accelerator program. This program commenced in July 2019 and we expect that as Amazon and its customers become more familiar with single serve pour over coffee, we will increase our revenue for this product.

●	Pine Ranch. Pine Ranch is a tea bag-style coffee that is available in two distinct roasts: a medium roast called “Smooth Blend” and a dark roast called “Bold Blend”. We introduced this product line in the third quarter of 2019. The brand is being sold to retailers and at wholesale. We also offer it direct to consumers through Amazon. Pine Ranch is available in dispense boxes that are suitable for offices and retail stores. Pine Ranch is also a zero-landfill product that we can showcase to potential co-packing customers as an alternative to the pour over format. We commenced production for our first tea bag style co-packing customer in October 2019.

Our business strategy

We intend to achieve our mission and further grow our business by pursuing the following strategies:

●	Continually grow our base of large national or international co-packing customers. We focus on entering into co-packing agreements with large international companies. We believe that, as the U.S. market continues to gain awareness of single serve pour over coffee, we will continue to grow our base of large domestic or international co-packing customers.

●	Co-pack for smaller scale, rapidly growing, innovative coffee customers and capture their growth over time. In addition to co-packing for large domestic or international customers, we believe that select smaller scale, rapidly growing, innovative co-packing customers provide us with different opportunities versus larger customers. For example, smaller scale customers often possess better social media reach and their marketing campaigns have the ability to “go viral.” We believe by selectively choosing high quality smaller customers, we can benefit from growing market acceptable of single serve pour over coffee.

●	Increase our production capacity in response to growing demand for co-packing. In 2019, we announced a new manufacturing hub and corporate headquarters in Plano, Texas (within the Dallas metropolitan area). Our manufacturing hub in Plano, Texas is now operational, and we expect this hub to provide a larger part of our overall production capacity in the near future in anticipation of growing demand for co-packing.

●	Strategically grow and expand our international operations that are strategic to our vision. We plan to strategically grow our current international operations as well as potentially expand internationally if this growth or expansion is strategic to our vision. We believe the Korean market, albeit competitive, still has significant growth potential as well as strong market acceptance for coffee and single serve pour overs. We have also formed a joint venture for manufacturing and sales in Latin America. As we look at other potential international manufacturing locations, we look for characteristics similar to the Korean, Latin American and U.S. markets.

Industry

According to the United States Department of Agriculture (“USDA”), global coffee consumption is forecast to reach 175.5 million bags in 2020/21 (a bag is equivalent to 60 kilograms), which was an increase of 7.0 million bags from the prior year. The United States is the country with the highest consumption as part of this forecast.

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

Customers

A select list of our current co-packing customers include: Alumbre Coffee, C&C Hawaii Coffee, Lion Coffee, Idyllwild Coffee and Virgin Islands Coffee. We intend to continue to pursue such co-packing arrangements in the future. We believe this interest is due to (i) the saturation of machine based single serve coffee alternatives, (ii) increase in consumer requirements for eco-friendly packaging and (iii) our superior taste compared to other single serve coffee alternatives.

Sales to relatively few customers account for a significant percentage of our net sales, and our success depends in part on our ability to maintain good relationships with these and other key retail and grocery customers. Currently, Amazon and our www.coffeeblenders.com website are our only established domestic retail channels for direct sales to consumers of NuZee branded products. For additional information regarding our current customer base, see “Note 2. Basis of Presentation And Summary of Significant Accounting Policies—Major Customers” to our Consolidated Financial Statements.

Manufacturing

We lease a manufacturing facility in Vista, California, which is used for the production of our single serve pour over coffee line.

In 2019, we announced a new manufacturing hub and corporate headquarters in Plano, Texas (within the Dallas metropolitan area). Texas provides us with a variety of benefits versus our Vista, California facility, including reduced operating costs, lower freight costs to most states and better economies of scale. The Plano facility is now operational and we intend to increase operations in Plano throughout 2021.

We have recently entered into an Equipment Bailment and Contract Manufacturing Agreement (the “FBC Agreement”) with Farmer Bros. Co. (“FBC”), pursuant to which FBC will provide us with access to manufacturing capacity and is obligated to manufacture finished products for us. Under the FBC Agreement, we may, but are not required to, place up to 50 co-packing machines in FBC’s facility, and FBC will use the co-packing machines for the exclusive purpose of manufacturing certain of our products for us, our customers and certain of FBC’s customers. We also have relationships based on purchase orders in place with suppliers and partners for all components required to deliver a finished NuZee branded product.

We purchase Green Whole Bean Coffee from Serengeti Trading Company located in Dripping Springs, Texas on a purchase order basis. The green whole bean is then sent to our roaster at San Diego Coffee, Tea, & Spice, located in Oceanside, California, where the coffee is roasted/ground/blended with nutraceuticals and then packaged into single serve pods and boxed for retail sales.

We conduct business with multiple vendors of packaging material on a purchase order basis.

Machinery for production at our Vista location comes from some of the most respected vendors in the industry: Air compression equipment comes from Kaeser Compressor, manufactured in Germany with a local sales and support office in Los Angeles. Nitrogen generation equipment is manufactured by On-Site Gas Systems, and our single serve pour over coffee products are produced on the leading Japanese manufacturer of packaging machines from FUSO. Nitrogen and air compression machinery is capable of handling expansion as we expand which helps to minimize any ongoing capital expenditures for machinery.

Intellectual Property

We currently own the following United States trademarks: “Coffee Blenders”, “It’s Coffee Reimagined” and “Twin Peaks”. We intend to continue growing our trademark portfolio in the United States with other related slogans and brands as new products are launched.

We further intend to expand our brand protections outside of the United States in line with our prospective international growth. As of the date of this Report, we had registered trademarks “Coffee Blenders” and “Twin Peaks” in Japan and registered trademarks “Twin Peaks” in Korea.

We intend to aggressively protect, police and assert our intellectual property rights, including product designs, proprietary product research and concepts as well as our trademark portfolio. Although asserting our rights may result in a substantial cost to the Company, our management strongly believes that the protection of our intellectual property rights is a key component of our operating strategy.

International operations

Korea

We established our Korean subsidiary in 2018. We are one of many producers of single serve pour over coffee products in Korea and do not have any exclusive rights for this region. Our strategy is to leverage our Korean team’s business relationships to secure large co-packing agreements for the markets in Korea, China and other Asian countries. Our Korean subsidiary increased its customer base in our 2020 fiscal year, and we believe that it will be able to continue to secure meaningful co-packing customers in our 2021 fiscal year.

Latin America

On January 9, 2020, we entered into a Joint Venture Agreement (the “JV Agreement”) with Industrias Marino, S.A. de C.V., a company incorporated under the laws of Mexico (“El Marino”), to form a joint venture in Mexico between us and El Marino in Mexico (“NuZee Latin America”). NuZee Latin America is organized under the laws of Mexico and is in the early stages of business development. Its primary business operations are intended to consist of the manufacture of zero-landfill, single serve pour over coffee products for sale in Mexico, Central and South America.

Japan

We sold our Japanese sales office during the fiscal year ended September 30, 2020, but continue to maintain a presence in Japan with two employees.

Competition

Prior to the success of coffee pods within the last two decades, coffee was primarily consumed at home and via traditional pot-based drip brewers and, to a lesser extent, instant coffee. Pot-based brewers are typically known for good quality coffee that produces multiple cups but are not well-suited for single serve alternatives. In recent years with the advent of coffee pods and increased coffee consumption outside the home, the North American market has been focused on speed and convenience. Coffee pods addressed the need for a single serve coffee solution that was viewed as superior to instant coffee. As coffee consumption has also moved outside the home in recent years, consumer preferences have also changed, leading to greater demand for higher quality coffee alternatives, particularly from younger consumers such as millennials.

The beverage industry in general, and the coffee sector in particular, is extremely competitive. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our Coffee Blenders product is competing directly with Green Mountain brands and licensed brands as well as third-party single pour over coffees. Green Mountain brands have enjoyed broad, well-established national distribution through well-funded advertising, and product awareness. In addition, companies and brands manufacturing these products generally have far greater financial, marketing, and distribution resources than we do.

Important factors that will affect our ability to compete successfully include taste and functional delivery of our product, trade and consumer promotions, the development of new, unique functions in new and various packaging formats, attractive and unique promotions, branded product advertising, pricing, and the success of our distribution network.

We also compete to secure distributors who will agree to market our product over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets and search placement in online stores.

Our Coffee Blenders products compete generally with all hot liquid refreshments, including specialty coffees and teas as well as nutraceutical beverages such as BulletProof Coffee, Green Mountain Wellness Coffee, Organo Gold Herbal Coffee, Nuvia Trim Coffee, South Beach Java, Javita, and NatureGift Instant Coffee. As a result, we continue to look for significant niche markets where our close attention to customer requirements and superior performance are valued.

Employees

As of September 30, 2020, we had a total of 17 employees in the U.S., five employees in Korea and two employees in Japan, all of whom are full-time. None of our employees are represented by a labor organization or under any collective bargaining arrangements. We believe our relationships with our employees are good.

Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, product development, marketing, and research. We may expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our core management team will be a primary asset in the development of our brands and trademarks.

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

Corporate Information

We were incorporated in 2011 in Nevada as Havana Furnishings, Inc. NuZee Co. Ltd. was incorporated in 2011. NuZee Co. Ltd. merged into Havana Furnishings, Inc. in 2013, at which time we changed our name to NuZee, Inc.

On October 28, 2019, we completed a l-for-3 reverse stock split, which became effective on November 12, 2019 (the “Reverse Split”). Unless we indicate otherwise, all share and per share information in this Report reflects the Reverse Split, and the accompanying financial statements and notes to the financial statements give effect to the Reverse Split.

In June 2020, our common stock commenced trading on the Nasdaq Capital Market under the symbol “NUZE.” Prior to that, our common stock was quoted on the OTCQB Marketplace under the same symbol.

We have two international subsidiaries in NuZee KOREA Ltd. (“NuZee KR”), and NuZee Investment Co., Ltd. (“NuZee INV”). NuZee KR and NuZee INV are wholly owned subsidiaries of the Company. We also have a joint venture in Mexico, as further discussed above.

Our principal executive offices are located at 1401 Capital Avenue, Suite B, Plano, Texas 75074, and our telephone number is (760) 295-2408.

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at www.mynuzee.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Report. Our corporate governance policies, ethics code and board of directors’ committee charters are posted under the Investor Relations section of the website. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A. RISK FACTORS

Risk Factor Summary

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully in the section titled “Risk Factors.” Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

1.	We have limited operating history, which may make it difficult to evaluate our current business and to forecast our future performance.

2.	We have a history of net losses. We expect to continue to incur net losses in the future and we may never generate sufficient revenue from the commercialization of our single serve pour over coffee products or co-packing services to achieve or sustain profitability.

3.	We may not be able to raise additional capital to fund our existing operations, market our products and expand our operations.

4.	Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

5.	The COVID-19 pandemic is affecting our business operations and financial condition, and our liquidity could also be negatively impacted.

6.	Sales to a limited number of customers represent a significant portion of our net sales. The loss of a key customer and efforts by our customers to improve their profitability could reduce sales of NuZee branded products and adversely affect our financial performance.

7.	Continued innovation and the successful development and timely launch of new products and product extensions are critical to our financial results and achievement of our growth strategy.

8.	Our future financial results are difficult to predict, and failure to meet market expectations for our financial performance or our publicly announced guidance may cause the price of our stock to decline.

9.	Increased competition, including as a result of industry consolidation, could hurt our businesses, and changes in the beverage environment and retail landscape could impact our financial results.

10.	Our growth and profitability depend on the performance of third-parties and our relationship with them. We may not fully realize the anticipated benefits of our agreement with our third-party manufacturing partner, which may adversely affect our results of operations.

11.	The loss of any member of our senior management team or our inability to attract and retain highly skilled personnel could have a material adverse effect on our business.

12.	A substantial portion of our sales are completed on a purchase order basis. Customers may issue fewer or smaller purchase orders than we expect under our co-packing arrangements or decide to delay or cancel orders, which could negatively impact our revenues.

13.	Because our management structure is not centralized, the management of our business operations may be more expensive and more difficult.

14.	Increases in the cost or decreases in the availability of high-quality coffee beans or other commodities could have an adverse impact on our business and financial results. Additionally, price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines.

15.	We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

16.	Any failure by us to accurately forecast customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results.

17.	We may not be able to adequately protect our intellectual property rights, and our competitors may be able to offer similar products and services, which would harm our competitive position. Additionally, we may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

18.	Failure to comply with applicable transfer pricing and similar regulations could harm our business and financial results.

19.	Our business operations could be disrupted due to miscommunications or translation errors. Additionally, our international sales and operations subject us to additional legal, regulatory, financial and other risks.

20.	Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.

21.	The market price of our stock may be volatile, and you could lose all or part of your investment.

22.	Despite our listing on the Nasdaq Capital Market, there can be no assurance that an active trading market for our common stock will be sustained. The NASDAQ Capital Market may subsequently delist our common stock if we fail to comply with ongoing listing standards.

23.	Our stockholders will experience dilution if we issue additional equity securities in future financing transactions.

24.	A significant portion of our total outstanding shares of common stock are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly.

25.	Our principal stockholder and management, including our Chief Executive Officer in particular, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

26.	We incur significant costs as a result of operating as a public company, and our management must devote substantial time to compliance initiatives as a result of the listing of our common stock on the Nasdaq Capital Market.

27.	We expect to incur significant costs and devote substantial management time to maintaining our disclosure controls and procedures and internal control over financial reporting, and regardless we may be unable to prevent or detect all errors or acts of fraud or to accurately and timely report our financial results or file our periodic reports in a timely manner. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.

28.	Anti-takeover provisions in our articles of incorporation and second amended and restated bylaws might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our securities.

29.	We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any profits from an investment in our common stock will depend on whether the price of our common stock increases.

30.	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

31.	Product safety and quality concerns could negatively affect our business.

32.	If we are unable to protect our information systems against service interruption or failure, misappropriation of data or breaches of security, our operations could be disrupted, we could be subject to costly government enforcement actions and private litigation and our reputation may be damaged.

In addition to the other information set forth in this Report and other filings we have made and make in the future with the SEC, you should carefully consider the following risk factors and uncertainties, which could materially affect our business, financial condition or results of operations in future periods. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

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

We have little operating history and are addressing an emerging market. As a result, our current and future business prospects are difficult to evaluate. All potential investors must consider our business prospects in light of the risks and difficulties we have encountered and will continue to encounter as a company operating in a rapidly evolving market. Some of these risks relate to our potential inability to:

●	effectively manage our business and proprietary information;
●	recruit and retain sales and marketing, technical and managerial personnel;

●	recruit and retain sales personnel and appropriate distributor relationships;
●	successfully develop and protect our intellectual property portfolio;
●	successfully provide high levels of service as our business expands; and
●	successfully address other risks, as described in this Report or otherwise.

If we do not address these risks successfully, it could have a material adverse effect on our business and financial condition.

We have a history of net losses. We expect to continue to incur net losses in the future and we may never generate sufficient revenue from the commercialization of our single serve pour over coffee products or co-packing services to achieve or sustain profitability.

We have incurred net losses since our inception in 2013, including net losses of $9.5 million and $12.2 million for the years ended September 30, 2020 and 2019, respectively. As of September 30, 2020, our accumulated deficit was approximately $34.3 million. We expect to incur significant sales and marketing expenses, as well as costs associated with operating as an exchange-listed public company, prior to recording sufficient revenue from our operations to offset these expenses.

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

We may not be able to raise additional capital to fund our existing operations, market our products and expand our operations.

While we believe that our cash and cash equivalents will be sufficient to fund our planned operations and capital expenditure requirements for at least 12 months, this evaluation is based on relevant conditions and events that are currently known or reasonably foreseeable. As a result, we could deplete our available capital resources sooner than we currently expect, and a reduction in consumer demand for, or revenues from the sale of, our single serve pour over coffee products could further constrain our cash resources.

If our available cash balances and anticipated cash flow from operations are lower than we anticipate, including due to changes in our business plan, a lower demand for our products or other risks described in this Report, we may seek to raise additional capital sooner than currently expected. However, we may not be able raise such additional capital on favorable terms or at all.

We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

●	fund development of our products;
●	acquire, license or invest in technologies or intellectual property relating to our existing products;
●	acquire or invest in complementary businesses or assets; and
●	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	success of our current marketing efforts;
●	our revenue growth rate and ability to generate cash flows from product sales;
●	effects of competing technological and market developments; and
●	changes in regulatory oversight applicable to our products.

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

The credit markets and the financial services industry have in the past experienced turmoil and upheaval characterized by the bankruptcy, failure, collapse, or sale of various financial institutions and intervention from the U.S. federal government. Furthermore, the capital markets and the financial services industry are currently and expected to continue to be unpredictable and volatile due to the global impact of COVID-19. These events typically make equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing might not be available on reasonable terms, if at all. If we cannot secure additional funding when needed, including due to changes in our business plan, a lower demand for our products or other risks described in this Report, we may have to delay, reduce the scope of or eliminate one or more sales and marketing initiatives and development programs, which would have a materially adverse effect on our business.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

The Tax Cuts and Jobs Act (the “TCJA”), enacted in 2017, limited the use of net operating loss carryforwards arising in periods beginning after 2017 to eighty-percent of taxable income in the period to which the losses are carried. The TCJA also extended the expiration period for net operating losses arising in periods after 2017 from 20 years to an unlimited period.

However, the taxable income limitation on the use of net operating loss carryforwards was eliminated by the Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act) for tax years beginning before January 1, 2021. We may not be able to utilize our existing net operating losses or any portion thereof in the current tax year or any available carryforward period.

In addition, Section 382 may limit the utilization of net operating loss carryforwards. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, and certain other tax attributes to offset future taxable income or reduce taxes. Our past issuances of stock and other changes in our stock ownership may have resulted in one or more ownership changes within the meaning of Section 382 of the Code; accordingly, our pre-change NOLs may be subject to limitation under Section 382. State NOL carryforwards may be similarly limited. Furthermore, transactions in our stock that have occurred in the past and could occur in the future may trigger another ownership change pursuant to Section 382. Because of the cost and complexity involved in the analysis of a Section 382 ownership change and the fact that we do not have any taxable income to offset, we have not undertaken a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs. Finally, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, even if we attain profitability, we may not be able to use a material portion of our NOLs, and this could reduce our earnings and potentially affect the valuation of our stock.

Risks Related to Our Business

The COVID-19 pandemic is affecting our business operations and financial condition, and our liquidity could also be negatively impacted, particularly if the United States and East Asian economies remain unstable for a significant amount of time.

In December 2019, the novel coronavirus (“COVID-19”) originated in Wuhan, China. Since its discovery, COVID-19 has spread worldwide and caused significant disruption in the international and United States economies and financial markets. Federal, state and local government responses to COVID-19 and our responses to the outbreak have all disrupted and will continue to disrupt our business. In the United States, individuals are being required to practice social distancing, in many places are restricted from gathering in groups, and in some cases have been placed on complete restriction from non-essential movements outside of their homes. The spread of COVID-19 and resulting business closings, layoffs, travel bans and restrictions and shelter-in-place or similar orders have resulted in substantial and widespread reduction in business activity and financial transactions, an increase in unemployment, reduced consumer spending, supply chain interruptions and overall economic and financial market instability, which may affect our ability to produce our products, demand for our products, our revenues and our ability to collect outstanding receivables, as well as the ability of our customers to pay for goods delivered. Such federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the COVID-19 pandemic could ultimately have an adverse effect on our business, financial condition, results of operations and cash flows.

In the fiscal year ended September 30, 2020, as a result of the COVID-19 pandemic and responses to the outbreak, certain of our customers slowed or delayed purchases of our co-packing services or pour over coffee products, and we also believe that potential sales of our pour over coffee products to new or potential customers in the hospitality industry were adversely impacted. In addition, we have experienced delays in the submission and approval of custom artwork and packaging as well as the shipment to us of coffee for co-packing. We do not believe, however, that these delays had a significant effect on our business or results of operations to date. The COVID-19 crisis may have an adverse impact on our business and financial results going forward that we are not currently able to fully determine or quantify. The COVID-19 crisis may adversely affect the ability of our customers to pay for goods delivered on a timely basis, or at all. Any increase in the amount or deterioration in the collectability of accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity may be harmed and the trading price of our common stock could decline significantly. We may also be subject to lawsuits from employees and others exposed to COVID-19 at our facilities. Such actions may involve large demands, as well as substantial defense costs. Our professional and general liability insurance may not cover all claims against us.

We have a corporate office in Japan and a manufacturing and sales office in Korea, and we source our manufacturing equipment and filters from East Asian companies. The continued spread of COVID-19 and implementation of restrictive measures may adversely affect our operations in North America and Asia and our business generally, depending on the extent of its spread of the virus, the rate of infection, the severity of illness and the probability of lethality, the relative effect on various portions of the population (such as the aged), the effect on international trade and commerce and on foreign and domestic travel generally of any measures taken to combat the virus, any action taken (such as the lowering of interest rates) by government entities to combat the negative macroeconomic effects of these measures, the timing and availability of any vaccine for the virus, and other factors. If such circumstances continue to deteriorate, our production capabilities and demand for our products may decline, which would have an adverse effect on our results of operations and financial condition.

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

A significant portion of our distribution network, and correspondingly our success in distributing our pour over coffee products, depends on the performance of third-parties. Any non-performance or deficient performance by such parties may undermine our operations and profitability. To distribute our product, we use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who, in turn, sell our product to consumers. The success of this network depends on the performance of this network of brokers, distributors and retailers. There is a risk that a broker, distributor or retailer may refuse to or cease to market or carry our product, or that any such entity may not adequately perform its functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our product in localities that may not be receptive to our product.

Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sale activities. We must also maintain good commercial relationships with third-party brokers, distributors and retailers so that they will promote and carry our product. Any adverse consequences resulting from the performance of third-parties or our relationship with them could undermine our operations and profitability.

We may not fully realize the anticipated benefits of our agreement with our third-party manufacturing partner, which may adversely affect our results of operations.

We have entered into the FBC Agreement, pursuant to which FBC will provide us with access to manufacturing capacity. Under the FBC Agreement, we may, but are not required to, place up to 50 co-packing machines in FBC’s facility, and FBC will use the co-packing machines for the exclusive purpose of manufacturing certain of our products for us, our customers and certain of FBC’s customers. The FBC Agreement provides that FBC will blend, roast, package, and manufacture certain of our products pursuant to forecasts and purchase orders issued by us, and according to the specifications we provide to FBC, including any required qualifications for Organic and Fair Trade certifications.

To the extent we utilize the manufacturing capacity provided by the FBC Agreement, we will depend on FBC to perform the manufacturing of our products effectively, timely, and in compliance with our specifications. Any such reliance on FBC to manufacture any of our products subjects us to additional risks, including the possible breach of the FBC Agreement by FBC, or the termination or nonrenewal of the FBC Agreement by FBC at a time that is costly or inconvenient for us. FBC is an independent entity subject to its own unique operational and financial risks that are out of our control. If FBC fails to perform as required under the FBC Agreement, we will not realize the anticipated benefits of the FBC Agreement. Further, we may have to pay the costs of manufacturing any batch that fails to pass quality inspection in certain circumstances. To the extent these risks materialize and affect our ability to realize the anticipated benefits of the FBC Agreement, our operational and financial results may be adversely affected.

The loss of any member of our senior management team or our inability to attract and retain highly skilled personnel could have a material adverse effect on our business.

Our success depends on the skills, experience and performance of key members of our senior management team, including Masateru Higashida, our Chief Executive Officer and President, Secretary and Treasurer, Travis Gorney, our Vice President and Chief Marketing Officer, and Shanoop Kothari, our Vice President, Chief Financial Officer and Chief Operating Officer. The individual and collective efforts of our senior management team will be important as we continue to expand our commercial activities and develop additional products. The loss or incapacity of existing members of our senior management team could have a material adverse effect on our business and financial condition if we experience difficulties in hiring qualified successors. Our employment agreements with our executive officers are “at will”, and the retention of our executive officers for any period of time cannot be guaranteed. We do not maintain “key person” insurance on any of our employees.

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

A substantial portion of our sales are completed on a purchase order basis, including sales under our co-packing arrangements. Customers may issue fewer or smaller purchase orders than we expect under our co-packing arrangements, which could negatively impact our revenues. In addition, although these purchase orders are generally not cancelable, customers may decide to delay or cancel orders, which could also negatively impact our revenues.

Generally under our co-packing arrangements, customers must still issue purchase orders for our products and services. Generally, our co-packing arrangements have no or nominal minimum purchase requirements. In addition, although orders covered by firm purchase orders are generally not cancelable, customers may decide to delay or cancel orders, and we may have difficulty enforcing the provisions of the purchase order. In the event that customers with whom we have co-packing arrangements issue fewer or smaller purchase orders than we expect, or we experience any delays or cancellations in orders (due to current distress in the global economy caused by COVID-19, or otherwise), our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

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

While we are currently a small company and, therefore, limited in our product development, marketing and sales activities, we anticipate growth in our business operations commensurate with the expansion of our sales and support operations and distribution network and the commercialization of new pour over coffee products. As of September 30, 2020, we have 24 full- and part-time employees and we expect to continue hiring new employees and independent contractors to support our anticipated growth. This future growth could impose significant added responsibilities on members of our existing management and create strain on our organizational, administrative and operational infrastructure, including sales and marketing, quality control, and customer service. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures, which in the past have been determined to be inadequate. Our status as an exchange-listed public company will require us to increase our investment in financial accounting and reporting. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure, to identify and recruit new staff and to implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our future financial performance and our ability to expand and market our pour over coffee products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

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

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate trademarks, patents, copyrights, know-how or other intellectual property rights held by third parties. We may be from time to time subject to legal proceedings and claims relating to the intellectual property rights of others, such as our previously-disclosed litigation in the United States District Court for the Northern District of California, involving allegations by Steeped, Inc. d/b/a Steeped Coffee of infringement. As further described below, we continue to believe such allegations are without merit, and we are continuing to defend vigorously against the allegations.

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

The success of our business depends in part on our marketing efforts in the United States and various countries in East Asia and Latin America, each of which is conducted in the local language. Additionally, our operations often require that complex contracts, communications and technical information be accurately translated into foreign languages. Miscommunications or inaccurate foreign language translations could have a material adverse effect on our business operations and financial condition.

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

We operate globally and are attempting to develop products in multiple countries. Consequently, we face complex legal and regulatory requirements in multiple jurisdictions, which may expose us to certain financial and other risks. International operations are subject to a variety of risks, including:

●	foreign currency exchange rate fluctuations;
●	greater difficulty in overseeing foreign operations;
●	logistical and communications challenges;
●	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;
●	burdens and costs of compliance with a variety of foreign laws;
●	political and economic instability;
●	foreign tax laws and potential increased costs associated with overlapping tax structures;
●	greater difficulty in protecting intellectual property;
●	the risk of third-party disputes over ownership of intellectual property and infringement of third-party intellectual property by our products; and
●	general social, economic and political conditions in these foreign markets.

Risks Related to Ownership of our Common Stock

The market price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Report, these factors include but are not limited to:

●	the success of, or developments in, competitive products or technologies;
●	regulatory actions with respect to our products and our competitors;
●	the level of success of our marketing strategy;
●	our ability to obtain top-grade packing equipment for pour over coffee production, including from FUSO or any suitable alternative manufacturers;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
●	regulatory or legal developments in the United States and other countries;
●	recruitment or departure of key personnel;
●	expenses related to any of our development programs and our business in general;
●	actual or anticipated changes in financial estimates, development timelines or recommendations by securities analysts;
●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	our ability or failure to raise additional capital in equity or debt transactions;
●	costs associated with our sales and marketing initiatives;
●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;
●	sales of our common stock by us, our insiders or our other stockholders; and
●	general economic, industry and market conditions.

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

Despite our listing on the Nasdaq Capital Market, there can be no assurance that an active trading market for our common stock will be sustained.

In June 2020, our common stock commenced trading on the Nasdaq Capital Market under the symbol “NUZE.” Although our common stock is listed on the Nasdaq Capital Market, an active trading market for our shares may never be sustained. You may not be able to sell your shares quickly or at the market price if trading in shares of our securities is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our securities and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our securities as consideration, which could have a material adverse effect on our business, financial condition, and results of operations.

The NASDAQ Capital Market may subsequently delist our common stock if we fail to comply with ongoing listing standards.

The NASDAQ Capital Market’s rules for listed companies will require us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. In addition to specific listing and maintenance standards, the Nasdaq Capital Market has broad discretionary authority over the continued listing of securities, which it could exercise with respect to the listing of our common stock.

As a listed company, we are required to meet the continued listing requirements applicable to all NASDAQ Capital Market companies. If we fail to meet those standards, as applied by NASDAQ in its discretion, our common stock may be subject to delisting. We intend to take all commercially reasonable actions to maintain our NASDAQ listing. If our common stock is delisted in the future, it is not likely that we will be able to list our common stock on another national securities exchange on a timely basis or at all and, as a result, we expect our securities would be quoted on an over-the-counter market; however, if this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, in the event of such delisting, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

Our stockholders will experience dilution if we issue additional equity securities in future financing transactions.

If we issue additional common stock, or securities convertible into or exchangeable or exercisable for common stock, our stockholders may experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock. Further, investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

A significant portion of our total outstanding shares of common stock are eligible to be sold into the market in the near future, including pursuant to Rule 144, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have also registered all shares of common stock that are reserved for issuance under the NuZee, Inc. 2019 Stock Incentive Plan and all shares of common stock currently reserved for issuance under the NuZee, Inc. 2013 Stock Incentive Plan. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described in our filings with the SEC. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop. We believe that a significant portion of our total outstanding shares of common stock may be sold in the public market without restriction by non-affiliates pursuant to Rule 144.

Our principal stockholder and management, including our Chief Executive Officer in particular, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 45% of our voting stock. Our Chief Executive Officer, President and Chairman of the Board of Directors individually beneficially owns approximately 35% of our voting stock. This concentration of control creates a number of risks. This group of stockholders has the ability to exert significant influence over us through this ownership position. These stockholders may be able to exert significant influence over all matters requiring stockholder approval, including with respect to elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction, and our stockholders may find it difficult to replace members of management should our stockholders disagree with the manner in which the Company is operated. Furthermore, this concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

We incur significant costs as a result of operating as a public company, and our management must devote substantial time to compliance initiatives as a result of the listing of our common stock on the Nasdaq Capital Market.

As a listed company, we are required to meet the continued listing requirements applicable to all NASDAQ Capital Market companies. We expect our ongoing compliance with such rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These requirements may divert the attention of our management and personnel from other business concerns, and they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.

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

We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

If we fail to maintain effective internal control over financial reporting to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or to report them within the timeframes required by law or exchange regulations.

Additionally, we have engaged only a very limited number of accounting and finance personnel and we rely in part on outside consultants. We may need to incur additional expenses to hire additional personnel with public company financial reporting expertise to build our financial management and reporting infrastructure, and further develop and document our accounting policies and financial reporting procedures. In the event we need to hire additional personnel with public company financial reporting expertise but we are unable to do so, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, detected or corrected on a timely basis.

Despite our remediation during the fiscal year ended September 30, 2020 of the material weaknesses in our internal control over financial reporting that were previously disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2019, if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, then there exists a risk that our consolidated financial statements may contain material misstatements that are unknown to us at that time, and such misstatements could require us to restate our financial results. The existence of a material weakness in our internal control over financial reporting may result in current and potential stockholders losing confidence in our financial reporting, which could negatively impact the market price of our common stock.

In addition, the existence of any material weaknesses in our internal control over financial reporting may affect our ability to timely file periodic reports under the Exchange Act and may consequently result in the SEC revoking the registration of our common stock, or the delisting of our common stock. Any of these events, if they were to occur, could have a material adverse effect on the market price of our common stock or on our business, financial condition and results of operations.

Anti-takeover provisions in our articles of incorporation and second amended and restated bylaws might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our securities.

Our articles of incorporation and second amended and restated bylaws contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board. Our corporate governance documents include provisions:

●	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;
●	limiting the liability of, and providing indemnification to, our directors, including provisions that require the Company to advance payment for defending pending or threatened claims;
●	controlling the procedures for the conduct and scheduling of board and stockholder meetings; and
●	limiting the number of directors on our board and the filling of vacancies or newly created seats on the board to our Board then in office.

These provisions, alone or together, could delay hostile takeovers and changes in control or changes in our management. The existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that our stockholders could receive a premium for their common stock in an acquisition.

We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any profits from an investment in our common stock will depend on whether the price of our common stock increases.

We have not paid dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

Our articles of incorporation and second amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Nevada law. In addition, our articles of incorporation and second amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide for the following:

●	We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Nevada law. Nevada law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
●	We will also indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
●	We are required to advance expenses, as incurred, to any indemnitee in connection with defending a proceeding, except that such indemnitee shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
●	The rights conferred in our articles of incorporation and second amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

General Risk Factors

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

Adverse weather conditions may have an adverse impact on our business and results of operations.

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

ITEM 2. PROPERTIES

Our principal executive office is located at 1401 Capital Avenue, Suite B, Plano, Texas 75074. We lease the Plano facility on an annual basis, at a cost of $3,500 per month. We lease another facility at 2865 Scott Street, Suites 105-107 Vista, California 92081. We lease the Vista facility on an annual basis at a cost of $7,978 per month through May 31, 2021 and $8,173 per month through January 31, 2022. We have a manufacturing and sales office in Korea, which is leased through June 2022 at a cost of $2,490 per month. We have analyzed our current facilities in light of our anticipated requirements, and we believe these facilities are suitable for our current needs.

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed, on June 27, 2019, Steeped, Inc. d/b/a Steeped Coffee (the “Plaintiff”) filed a complaint (the “Complaint”) against the Company in the United States District Court for the Northern District of California (the “Court”), alleging that the Company’s promotion of certain coffee products and services during a trade show in 2019 constituted an infringement upon the Plaintiff’s registered trademark. The Complaint sought an injunction against the continued use of the Plaintiff’s trademarks, as well as actual and punitive damages. On August 13, 2020, the Company filed a Motion for Summary Adjudication (the “Motion”). On October 22, 2020, the Court conducted a telephonic hearing on the Motion, after which the Motion was granted in part and denied in part by the Court. On November 11, 2020, the Court indicated that it would send the case to mediation, and the Company subsequently received a copy of the Court’s order referring the matter for a settlement conference before a Magistrate Judge.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “NUZE.” As of December 21, 2020, there were approximately 587 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends

We have not paid dividends on any of our classes of capital stock to date and do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to fund the development and growth of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION OF AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto included elsewhere in this Report. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this Report and specifically under Item 1A of Part I of this Report, Risk Factors. For additional discussion, see “CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS” above.

Corporate Overview

Our Company

We are a specialty coffee company and, we believe, the leading single serve pour over coffee co-packer in the United States. Our mission is to leverage our position as a co-packer at the forefront of the North American single serve pour over coffee market to revolutionize the way single serve coffee is enjoyed in the United States. While the United States is our core market, we also have manufacturing and sales operations in Korea and a joint venture in Latin America.

We believe we are the only commercial-scale producer of single serve pour over coffee products within the North American market. We intend to leverage our position to be the commercial manufacturer of choice for major companies seeking to enter the single serve pour over coffee market in North America. We target existing high-margin companies and are paid per-package based on the number of single serve pour over coffee products produced by us. Accordingly, we consider our business model to be a form of tolling arrangement, as we receive a fee for almost every single serve pour over coffee product our co-packing customers sell in the North American market. While we financially benefit from the success of our manufacturing customers through the sales of their respective single serve pour over coffee products, we are also able to avoid the risks associated with owning and managing the product and its related inventory.

For additional details regarding our business, see the discussion under Business in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 7 of this Report.

Our sources of revenue

Co-packing

We operate as a third-party contract packager for the finished goods of other major companies operating in the coffee beverage industry. Under these arrangements, we produce and package coffee products according to our customers’ formulations and specifications. We currently focus on fostering co-packing arrangements with larger companies developing pour over coffee products. We believe that as our potential co-packing customers continue to realize that we have the experience co-packing for a variety of customer sizes, we will become the co-packer of choice. The standards required to co-pack for large international companies almost always meet or exceed the standards required to co-pack for any other customer. We also believe that as our co-packing customers’ competitors realize they have a single serve pour over coffee solution, they will be more motivated to develop their own such solution and that will lead to increased co-packing opportunities for us.

In addition to larger companies, we package for smaller companies that have significant growth potential. For example, we started packaging for a particular smaller company in July 2017 and continue to do so today. This company started with smaller batch, single product SKUs but over the years has meaningfully increased order sizes as well as the number of SKUs. We are continually looking for new exciting companies with whom we may work and grow.

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

Recent Developments

In June 2020, our common stock commenced trading on the Nasdaq Capital Market under the symbol “NUZE.” Prior to that, our common stock was quoted on the OTCQB Marketplace under the same symbol.

Impact of the COVID-19 Pandemic

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In the fiscal year ended September 30, 2020, as a result of the COVID-19 pandemic and responses to the outbreak, certain of our customers slowed or delayed purchases of our co-packing services or pour over coffee products, and we also believe that potential sales of our pour over coffee products to new or potential customers in the hospitality industry were adversely impacted. In addition, we have experienced delays in the submission and approval of custom artwork and packaging as well as the shipment to us of coffee for co-packing. We do not believe, however, that these delays had a significant effect on our business or results of operations to date. The COVID-19 crisis may have an adverse impact on our business and financial results going forward that we are not currently able to fully determine or quantify. The COVID-19 crisis may adversely affect the ability of our customers to pay for goods delivered on a timely basis, or at all. Any increase in the amount or deterioration in the collectability of accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. See Item 1A of Part I of this Report for further discussion of risk factors related to COVID-19.

Geographic Concentration

Our operations are primarily split between two geographic areas: North America and Asia.

For the fiscal year ended September 30, 2020, net revenues attributable to our operations in North America totaled $1,025,151, compared to $1,111,243 of net revenues attributable to our operations in North America during the fiscal year ended September 30, 2019. Additionally, as of September 30, 2020, $1,422,575 of our Property and equipment, net was attributable to our North American operations, compared to $1,471,859 attributable to our North American operations as of September 30, 2019.

For the fiscal year ended September 30, 2020, net revenues attributable to our operations in Asia totaled $377,980 compared to $682,347 of net revenues attributable to our operations in Asia during the fiscal year ended September 30, 2019. Additionally, as of September 30, 2020, $245,773 of our Property and equipment, net was attributable to our Asian operations, compared to $403,732 attributable to our Asian operations as of September 30, 2019.

Results of Operations

Comparison of Twelve Months ended September 30, 2020 and 2019

Revenue

	Twelve months ended September 30,		Change
	2020	2019	Dollars	%
Revenue	$1,403,131	$1,793,590	$(390,459)	(22)%

For the year ended September 30, 2020, our revenue decreased by $390,459, or approximately 22%, compared with the year ended September 30, 2019. This decrease was primarily related to lower sales to a primary customer in Japan as well as slowing adoption of co-packing in North America as a result of COVID-19.

Cost of sales and gross margin

	Twelve months ended September 30,		Change
	2020	2019	Dollars	%
Cost of sales	$1,642,084	$1,498,473	$143,611	10%
Gross profit	$(238,953)	$295,117	$(534,070)	(181)%
Gross profit margin %	(17)%	16%

For the year ended September 30, 2020, we had a total gross loss of $238,953 from sales of our products, compared to a total gross profit of $295,117 for the year ended September 30, 2019. The gross margin rate was (17%) for the twelve months ended September 30, 2020, and 16% for the twelve months ended September 30, 2019. This decrease in margin is driven by greater fixed costs incurred in our operations during 2020 versus 2019.

Operating Expenses

	Twelve months ended September 30,		Change
	2020	2019	Dollars	%
Operating Expenses	$9,094,132	$12,399,282	$(3,305,150)	(27)%

For the twelve months ended September 30, 2020, our Company’s operating expenses totaled $9,094,132, compared to $12,399,282 for the twelve months ended September 30, 2019, representing a 27% decrease. This decrease is primarily attributable to a decrease in stock compensation expense partially offset by an increase in employee costs, professional services and other costs related to our uplisting to the Nasdaq Capital Market, and facilities cost.

Net Loss

	Twelve months ended September 30,		Change
	2020	2019	Dollars	%
Net Loss attributable to NuZee, Inc.	$9,477,091	$12,187,965	$(2,710,874)	(22)%

For the twelve months ended September 30, 2020, we generated net losses attributable to NuZee, Inc. of $9,477,091 versus $12,187,965 for the twelve months ended September 30, 2019. This change is primarily attributable to a decrease in stock compensation expense partially offset by an increase in employee costs, professional services and other costs related to our uplisting to the Nasdaq Capital Market, and facilities cost.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of September 30, 2020, we had an accumulated deficit of approximately $34 million. We have not yet achieved profitability, and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses as a result of the costs associated with operating as an exchange-listed public company in the future. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

To date, we have funded our operations primarily with proceeds from the registered public offerings and private placements of shares of our common stock. Our principal use of cash is to fund our operations, which includes the commercialization of our pour over coffee products, the continuation of efforts to improve our products, administrative support of our operations and other working capital requirements.

As of November 30, 2020, we had a cash balance of approximately $6 million. We believe that our cash and cash equivalents will be sufficient to fund our planned operations and capital expenditure requirements for at least 12 months. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. As a result, we could deplete our available capital resources sooner than we currently expect, and a reduction in consumer demand for, or revenues from the sale of, our single serve pour over coffee products could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected revenues from sales of our single serve pour over coffee products, may change as a result of many factors currently unknown to us.

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

Summary of Cash Flows

	Twelve Months Ended September 30,
	2020	2019
Cash used in operating activities	$(4,236,256)	$(4,400,601)
Cash used in investing activities	$(6,696)	$(2,037,968)
Cash provided by financing activities	$7,250,477	$6,004,897
Effect of foreign exchange on cash	$64,980	$(46,954)
Net increase (decrease) in cash	$3,072,505	$(480,626)

Operating Activities

We used approximately $4,236,256 and $4,400,601 cash in operating activities during the years ended September 30, 2020 and 2019, respectively, principally to fund our operating loss. The decrease in cash used in operating activities of approximately $164,345 was primarily attributable to an overall decrease in operating expenses for the year ended September 30, 2020 as compared to the year ended September 30, 2019.

Investing Activities

We used $6,696, versus used $2,037,968 of cash in investing activities during the years ended September 30, 2020 and 2019, respectively. The change in investing cash flow over this period was primary due to significantly reduced purchases of equipment in 2020 versus 2019 as well as proceeds from the sale of equipment realized in 2020.

Financing Activities

Historically, we have funded our operations through the issuance of our common stock.

Cash provided from financing activities increased from $6,004,897 for the year ended September 30, 2019 to $7,250,477 for the year ended September 30, 2020. During the year ended September 30, 2020, the Company sold (i) 111,738 shares of common stock at a weighted average net price of $17.25 per share, for an aggregate net proceeds of $1,927,338 pursuant to exempt offerings of common stock, (ii) 805,000 shares of common stock at a price of $9.00 per share for aggregate net proceeds of $5,427,640, after deducting underwriting discounts and commissions and offering expenses payable by us (including $225,089 of offering expenses paid in the year ended September 30, 2019), pursuant to the Company’s underwritten public offering of common stock and the related underwriting agreement dated June 18, 2020.

ATM Program

In the fiscal year ended September 30, 2020, the Company entered into an At Market Issuance Sales Agreement, dated as of September 1, 2020 (the “ATM Agreement”), with B. Riley Securities, Inc. (f/k/a/ B. Riley FBR, Inc.) and The Benchmark Company, LLC (collectively, the “Agents”), pursuant to which the Agents act as the Company’s sales agents with respect to the offer and sale from time to time of common stock having an aggregate gross sales price of up to $50.0 million in “at-the-market-offerings”, as defined in Rule 415(a)(4) under the Securities Act, and pursuant to a registration statement on Form S-3 that was declared effective by the SEC. The Company has not yet sold any shares of common stock under the ATM Agreement.

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

Revenue Recognition

We determine revenue recognition through the following steps in accordance with FASB Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”, which we adopted as of October 1, 2018 on a modified retrospective basis:

●	identification of the contract, or contracts, with a customer;

●	identification of the performance obligations in the contract;

●	determination of the transaction price;

●	allocation of the transaction price to the performance obligations in the contract; and

●	recognition of revenue when, or as, we satisfy a performance obligation.

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

Stock-based Compensation

We account for share-based awards issued to employees in accordance with Accounting Standards Codification (ASC) 718, “Compensation-Stock Compensation”. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period, which is normally the vesting period. Share-based compensation to directors is treated in the same manner as share-based compensation to employees, regardless of whether the directors are also employees. In June 2018, the FASB issued ASU 2018-07 which simplifies several aspects of the accounting for non-employee transactions by stipulating that the existing accounting guidance for share-based payments to employees (accounted for under ASC Topic 718, “Compensation-Stock Compensation”) will also apply to non-employee share-based transactions (accounted for under ASC Topic 505, “Equity”). The Company implemented ASU 2018-07 on October 1, 2019 and the impact of the implementation is not material to the financial statements. We estimate the fair value of share-based payments using the Black Scholes option-pricing model for common stock options and warrants and the closing price of our common stock for common share issuances. We recognized forfeitures as they occurred.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and The Report of Independent Registered Public Accounting Firm required by this item are included in this Report on pages F-1 through F-22 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our Independent Registered Public Accounting Firm on any matter of accounting principles or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

a.	Evaluation on Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s report on internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this Report based on the criteria for effective internal control described Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, our management has concluded the Company’s internal controls over the financial reporting are effective.

Management has completed its assessment of internal control over financial reporting. In its assessment, management has identified and documented its policies and procedures, and performed testing of controls for high-risk processes including enabling information technology controls. Based on its assessment, the following material weaknesses, which existed as of September 30, 2019, have been remediated:

●	Lack of segregation of duties;
●	Lack of multiple levels of reviews in our internal control over financial reporting and significant business processes, including management oversight over our foreign subsidiaries;
●	Lack of formal written policies and procedures;
●	Inadequate risk assessment process over our internal controls resulting in inadequate design of controls over our significant accounts and processes;
●	Lack of controls over information technology related to our accounting systems; and
●	Lack of independent board oversight and review.

Throughout the year, the Company has been continuously improving its monitoring of current reporting systems and its personnel. More specifically, the Company has:

●	engaged independent, third party, internal control experts to assist with the remediation of material weaknesses and documentation and testing of the Company’s internal controls for significant business processes, as deemed necessary by management.
●	completed a financial reporting risk assessment to identify material financial statement line items, processes, and enabling systems
●	enhanced its internal control process documentation to address segregation of duty conflicts, and new key controls were identified in certain areas including information technology.
●	added independent directors to the Board in the first quarter of the fiscal year ended September 30, 2020 and implemented procedures to update the Board on Company’s operations, financial results, and other significant matters.

The Company intends to continue to assess and make improvements in its internal control over financial reporting and disclosure controls to respond to changes in its control environment.

As we are a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders. Within 120 days after the close of our fiscal year, we intend to file with the SEC the information required by this Item.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders. Within 120 days after the close of our fiscal year, we intend to file with the SEC the information required by this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders. Within 120 days after the close of our fiscal year, we intend to file with the SEC the information required by this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders. Within 120 days after the close of our fiscal year, we intend to file with the SEC the information required by this Item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders. Within 120 days after the close of our fiscal year, we intend to file with the SEC the information required by this Item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

	(1)	The following consolidated financial statements of the Company are incorporated by reference in Part II, Item 8—See Index to Consolidated Financial Statements

	(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

	(3)	See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on September 6, 2011, SEC File Number 333-176684)
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684)
3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157)
3.4	Second Amended and Restated Bylaws of the Company, dated April 22, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 28, 2016, SEC File Number 000-55157)
4.1*	Description of Securities.
4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on May 14, 2020, SEC File Number 333-234643)
10.1†	Executive Employment Agreement dated August 17, 2019, by and between NuZee, Inc. and Masateru Higashida (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on November 12, 2019, SEC File Number 333-234643)
10.2†	Employment Agreement dated February 1, 2016, by and between NuZee, Inc. and Travis Gorney (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on November 12, 2019, SEC File Number 333-234643)
10.3†	Employment Agreement dated March 31, 2019, by and between NuZee, Inc. and Shanoop Kothari (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on November 12, 2019, SEC File Number 333-234643)
10.4†	NuZee, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on November 12, 2019, SEC File Number 333-234643)
10.5†	NuZee, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on November 12, 2019, SEC File Number 333-234643)
10.6	Multi-Tenant Industrial Triple Net Lease, dated May 9, 2019 by and between Nuzee, Inc. and Icon Owner Pool I Texas LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on March 10, 2020, SEC File Number 333-234643)
10.7	Joint Venture Agreement with respect to NuZee Latin America, S.A. de C.V., dated January 9, 2020, by and between Industrias Marino, S.A. de C.V., and NuZee, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on March 10, 2020, SEC File Number 333-234643)
10.8	Stock Transfer Agreement dated September 28, 2020 by and between NuZee, Inc. and Eguchi Holdings Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2020, SEC File Number 001-39338).

10.9	At Market Issuance Sales Agreement, dated as of September 1, 2020, by and among the Company, B. Riley Securities, Inc. and The Benchmark Company, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed on September 1, 2020, SEC File Number 333-248531).
10.10†*	Form of Stock Option Agreement (2013 Stock Incentive Plan)
10.11†*	Form of Stock Option Agreement (2019 Stock Incentive Plan)
21.1*	Subsidiaries of NuZee, Inc.
23.1*	Consent of MaloneBailey, LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed or furnished herewith.

† Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 28, 2020.

NuZee, Inc.

By:	/s/ Masateru Higashida
Name:	Masateru Higashida
Title:	Chief Executive Officer and President
(Principal Executive Officer), Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Masateru Higashida		December 28, 2020
Masateru Higashida	Chief Executive Officer and President (Principal Executive Officer), Secretary, Treasurer, and Director

/s/ Shanoop Kothari		December 28, 2020
Shanoop Kothari	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer) and Director

/s/ Kevin J. Conner		December 28, 2020
Kevin J. Conner	Director

/s/ J. Chris Jones		December 28, 2020
J. Chris Jones	Director

/s/ Allen S. Morton		December 28, 2020
Allen S. Morton	Director

NUZEE, INC.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NuZee, Inc.

Plano, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NuZee, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2013.

Houston, Texas

December 24, 2020

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	September 30, 2019
ASSETS
Current assets:
Cash	$4,398,545	$1,326,040
Accounts receivable, net	195,610	540,310
Inventories, net	245,370	500,986
Prepaid expenses and other current assets	645,375	372,456
Other current assets - Related party	-	460
Total current assets	5,484,900	2,740,252

Property and equipment, net	1,668,348	1,875,591

Other assets:
Right-of-use asset - operating lease	652,197	-
Right-of-use asset - finance lease	105,825	-
Investment	183,314	-
Other assets	80,559	634,701
Total other assets	1,021,895	634,701

Total assets	$8,175,143	$5,250,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,778	$341,095
Current portion of long-term loan payable	56,072	101,148
Current portion of lease liability - operating lease	263,678	-
Current portion of lease liability - finance lease	21,598	-
Accrued expenses	703,069	480,864
Deferred income	34,000	-
Other current liabilities	104,525	50,997
Other current liabilities - Related party	-	2,812
Total current liabilities	1,232,720	976,916

Non-current liabilities:
Lease liability - operating lease, net of current portion	395,713	-
Lease liability - finance lease, net of current portion	78,400	-
Loan payable - long term, net of current portion	56,845	156,816
Other noncurrent liabilities	21,707	1,750
	552,665	158,566

Total liabilities	$1,785,385	$1,135,482

Stockholders’ equity :
Common stock; 100,000,000 shares authorized, $0.00001 par value; 14,570,105 and 13,617,366 shares issued	$146	$137
Additional paid in capital	40,472,229	28,898,344
Accumulated deficit	(34,272,778)	(24,795,687)
Accumulated other comprehensive income (loss)	190,161	(90,635)
Total NuZee Inc.’s stockholders’ equity	6,389,758	4,012,159
Noncontrolling interest	-	102,903
Total stockholders’ equity	6,389,758	4,115,062

Total liabilities and stockholders’ equity	$8,175,143	$5,250,544

The accompanying notes are an integral part of these consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30 ,2020	Year Ended September 30 ,2019
Revenues, net	$1,403,131	$1,793,590
Cost of sales	1,642,084	1,498,473
Gross profit (loss)	(238,953)	295,117

Operating expenses	9,094,132	12,399,282
Loss from operations	(9,333,085)	(12,104,165)

Other income	30,388	39,237
Income from equity method investment	23,314	-
Other expense	(223,558)	(144,741)
Interest expense	(21,243)	(5,267)
Net loss	(9,524,184)	(12,214,936)
Net loss attributable to noncontrolling interest	(47,093)	(26,971)
Net loss attributable to NuZee, Inc.	$(9,477,091)	$(12,187,965)

Basic and diluted loss per common share	$(0.68)	$(0.88)

Basic and diluted weighted average number of common stock outstanding	13,867,643	13,867,643

The accompanying notes are an integral part of these consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For the year ended September 30, 2020 and 2019	2020	2019	2020	2019	2020	2019
Net loss	$(9,477,091)	$(12,187,965)	$(47,093)	$(26,971)	$(9,524,184)	(12,214,936)

Foreign currency translation	280,796	(59,668)	(55,810)	36,743	224,986	(22,925)
Total other comprehensive income (loss), net of tax	280,796	(59,668)	(55,810)	36,743	224,986	(22,925)
Comprehensive income (loss)	$(9,196,295)	$(12,247,633)	$(102,903)	$9,772	$(9,299,198)	$(12,237,861)

The accompanying notes are an integral part of these consolidated financial statements

NuZee, Inc.

Consolidated Statements of Stockholders’ Equity

						Accumulated
			Additional			other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	capital	deficit	interest	income (loss)	Total

Balance September 30, 2019	13,617,366	$137	$28,898,344	$(24,795,687)	$102,903	$(90,635)	$4,115,062

Common stock issued for cash	916,738	9	7,354,969	-	-	-	7,354,978
Stock option expense	-	-	4,167,616	-	-	-	4,167,616
Exercise of stock options	36,001	-	51,300	-	-	-	51,300
Other comprehensive gain / (loss)	-	-	-	-	(55,810)	280,796	224,986
Net loss	-	-	-	(9,477,091)	(47,093)	-	(9,524,184)

Balance September 30, 2020	14,570,105	$146	$40,472,229	$(34,272,778)	$-	$190,161	$6,389,758

NuZee , Inc.

Consolidated Statements of Stockholders’ Equity

						Accumulated
			Additional			other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	capital	deficit	interest	income (loss)	Total

Balance September 30, 2018	13,194,591	$132	$14,957,491	$(12,607,722)	$93,131	$(30,967)	$2,412,065

Common stock issued for cash	366,814	4	5,947,918	-	-	-	5,947,922
Common stock issued to settle payables	5,961	-	123,923	-	-	-	123,923
Stock option expense	-	-	7,859,141	-	-	-	7,859,141
Common stock issued for services	50,000	1	37,499	-	-	-	37,500
Stock issuance costs	-	-	(27,628)	-	-	-	(27,628)
Other comprehensive gain / (loss)	-	-	-	-	36,743	(59,668)	(22,925)
Net loss	-	-	-	(12,187,965)	(26,971)	-	(12,214,936)

Balance September 30, 2019	13,617,366	$137	$28,898,344	$(24,795,687)	$102,903	$(90,635)	$4,115,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2020	For the Year Ended September 30, 2019

Operating activities:
Net loss	$(9,524,184)	$(12,187,965)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	408,489	452,207
Noncash lease expense	161,989	-
Loss on sale of assets	43,163	6,096
Stock option expense	4,167,616	7,859,141
Common stock issued for services	-	37,500
Allowance for (recovery of) doubtful accounts	4,285	(30,313)
Loss on settlement of payables	-	91,684
Inventory impairment	86,287	-
Gain on disposal of a subsidiary	(95,555)	-
Loss on realization of AOCI upon disposal of a subsidiary	245,607	-
Income from equity method investment	(23,314)	-
Change in operating assets and liabilities:
Accounts receivable	333,933	(365,364)
Accounts receivable - Related party	-	222
Inventories	157,845	(366,109)
Prepaid expenses and other current assets	(66,794)	(277,738)
Other current assets - Related party	-	33,428
Other assets	(79,123)	(451)
Accounts payable	(155,174)	(19,490)
Deferred income	34,000	-
Lease liability - operating lease	(136,120)	-
Accrued expense and other current liabilities	180,837	371,088
Other current liabilities - related party	-	30
Other noncurrent liabilities	19,957	(4,567)
Net cash used by operating activities	(4,236,256)	(4,400,601)

Investing activities:
Purchase of equipment	(119,838)	(1,469,128)
Proceeds from sales of equipment	110,000	23,600
Proceeds from sale of a subsidiary	3,142	-
Cash paid for deposit on equipment	-	(592,440)
Net cash used by investing activities	(6,696)	(2,037,968)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,580,067	5,947,922
Payments of stock issuance costs	(264,018)	(27,628)
Repayment of loans	(97,847)	(54,350)
Repayment under finance lease	(19,025)	-
Proceeds from the exercise of stock options	51,300	-
Borrowing of loans	-	138,953
Net cash provided by financing activities	7,250,477	6,004,897

Effect of foreign exchange on cash and cash equivalents	64,980	(46,954)

Net change in cash	3,072,505	(480,626)

Cash, beginning of period	1,326,040	1,806,666
Cash, end of period	$4,398,545	$1,326,040

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,243	$1,500
Cash paid for taxes	$800	$800

Noncash investing and financing activities:
Auto purchased on loan	$-	$38,127
Equipment purchased on account	$-	$124,540
Common stock issued to settle payables	$-	$32,239
Recognition of ROU asset and lease liability upon adoption of ASU 2016-02	$517,263	$-
Recognition of ROU asset and lease liability during the period	$278,248	$-
Reclassification of common stock offering costs to additional paid-in capital	$1,225,495	$-
Finance lease of equipment to pay off accounts payable	$124,500	$-
Contribution of machines to NuZee Latin America	$160,000	$-
Stock issuance cost accrued	$200,724	$-

The accompanying notes are an integral part of these consolidated financial statements

NuZee, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

1. ORGANIZATION

NuZee, Inc. (the “Company”, “we”, “our”, “us’) was incorporated on November 9, 2011 in Nevada. The Company is a specialty coffee company and the Company believes it is the leading single serve pour over coffee co-packer in the United States. We believe we are the only commercial-scale producer of single serve pour over coffee within the North American market. We look to leverage our position as a co-packer at the forefront of the North American single serve pour over coffee market to revolutionize the way single serve coffee is enjoyed in the United States. While the United States is our core market, we also have single serve pour over coffee manufacturing and sales operations in Korea and a joint venture in Latin America.

On September 28, 2020, the Company entered into a Stock Transfer Agreement with Eguchi Holdings Co., Ltd. (“EHCL”), pursuant to which the Company agreed to sell all of its equity interests in its majority-owned subsidiary, NuZee JAPAN Co., Ltd. (“NuZee JP”), representing 70% of the outstanding equity interests of NuZee JP, to EHCL for an aggregate sale price of approximately $34,000.

We have two international subsidiaries in NuZee KOREA Ltd. (“NuZee KR”) and NuZee Investments Co., Ltd. (“NuZee INV”) in Japan, both of which are wholly owned subsidiaries of the Company.

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

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company incurred a net loss for the years ended September 30, 2020 and 2019, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.

As of September 30, 2020, the Company had cash of $4,398,545 and working capital of $4,252,180. However, the Company has not attained profitable operations since inception.

During the fiscal year ended September 30, 2020, the Company completed an offering pursuant to Securities Act registration exemptions as well as a registered underwritten public offering and raised an aggregate of approximately $7,354,978 in net proceeds. In addition, in October and November of 2020, the Company raised an additional aggregate of $2,962,387 from a registered direct investment and an offering pursuant to Securities Act registration exemptions. The Company exceeded its capital raising predications thus mitigating any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05 and its ability to satisfy the estimated liquidity needs for the twelve months from the issuance of the financial statements.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2020 and 2019.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may or may not maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company recognized $119,569 of allowance for doubtful accounts as of September 30, 2019 and none for the year ended September 30, 2020.

Major Customers

For the years ended September 30, 2020 and 2019, revenue was primarily from major customers disclosed below.

For the year ended September 30, 2020:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer K	$284,099	20%	$3,291	2%
Customer JP	$158,208	11%	—	0%
Customer WP	$394,674	28%	$133,601	68%

For the year ended September 30, 2019:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer K	$344,275	19%	$330,121	61%
Customer M	$333,855	19%	$35,577	7%
Customer WP	$282,905	16%	$74,633	14%

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

The Company does a quarterly analysis of leases to determine if there are any operating leases that require recognition under ASC 842. As of October 1, 2019, the Company had one significant long-term operating lease for office and manufacturing space in Plano, Texas. The leased property in Plano, Texas, has a remaining lease term through June 2024. The lease has an option to extend beyond the stated termination date, but exercise of this option is not probable. The Company did not apply the recognition requirements of ASC 842 to operating leases with a remaining lease term of 12 months or less.

The impact of ASU No. 2016-02 (“Leases (Topic 842)” on our consolidated balance sheet beginning October 1, 2019, through the recognition of ROU assets and lease liabilities for operating leases are as follows:

October 1, 2019
ROU Asset	$517,263
Lease Liability	$517,263

During the current year analysis of leases, we determined to renew the office and manufacturing space in Vista, CA through January 31, 2022, which was previously scheduled to be vacated at June 30, 2020. Additionally, the Korean office and manufacturing space lease was extended through June 2022 and an apartment lease was signed through June 2022. Accordingly, we have added ROU assets and lease liabilities related to those leases at June 30, 2020.

The direct-leased property in Vista, California has a remaining lease term through January 2022. The leased properties in both Korea and Vista, California have options to extend beyond the stated termination date, but exercise of these options are not probable. The sub-leased property in Vista, California, is leased month-to-month and has been calculated as a ROU Asset co-terminus with the direct-leased property.

In September 2020, we entered into an 18-month sublease effective October 1, 2020 reducing our space and term in Plano, Texas. Accordingly, this lease has been added to our right-of-use asset balance at September 30, 2020. This lease is for the Company’s principal executive office located at 1401 Capital Avenue, Suite B, Plano, Texas 75074.

Effective September 1, 2020, we converted our month-to-month sublease in Vista, California to a 17-month sublease ending January 31, 2022 which is co-terminus with our direct lease in Vista. The month-to-month sublease was recognized as a right-of-use asset in our June 30, 2020 analysis. The terms of the 17-month lease are similar to the terms used to value the right-of-use asset at June 30, 2020.

As of September 30, 2020, our operating leases had a weighted average remaining lease term of 2.6 years and a weighted-average discount rate of 5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2019	$517,263
ROU Asset added during the period	278,248
Amortization during the period	(143,314)
ROU Asset – September 30, 2020	$652,197

Lease Liability – October 1, 2019	$517,263
Lease Liability added during the period	278,248
Amortization during the period	(136,120)
Lease Liability – September 30, 2020	$659,391

Lease Liability – Short-Term	$263,678
Lease Liability – Long-Term	395,713
Lease Liability – Total	$659,391

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of September 30, 2020:

Amounts due within 12 months of September 30,

2021	$287,612
2022	201,262
2023	127,036
2024	97,405
2025	-
Total Minimum Lease Payments	713,315
Less Effect of Discounting	(53,924)
Present Value of Future Minimum Lease Payments	659,391
Less Current Portion of Operating Lease Obligations	263,678
Long-Term Operating Lease Obligations	$395,713

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month for the next 60 months. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,500 for the purchase of this equipment. This transaction was accounted for as a financing lease. As of September 30, 2020, our financing lease had a remaining lease term of 3.75 years and a discount rate of 12.75%. The interest expense on finance lease liabilities for the year ended September 30, 2020 was $14,088.

The following summarizes ROU assets under finance leases at September 30, 2020:

ROU asset-finance lease at October 9, 2019	$124,500
Amortization	(18,675)
ROU asset-finance lease at September 30, 2020	$105,825

The table below summarizes future minimum finance lease payments at September 30, 2020 for the 12 months ended September 30:

2021	$33,113
2022	33,113
2023	33,113
2024	27,594
2025	—
Total Minimum Lease Payments	126,933
Amount representing interest	(26,935)
Present Value of Minimum Lease Payments	99,998
Current Portion of Finance Lease Obligations	21,598
Finance Lease Obligations, Less Current Portion	$78,400

During the year ended September 30, 2020, we had the following cash and non-cash activities associated with our leases:

Operating cash outflows from operating leases:	$168,692
Operating cash outflows from finance leases:	$14,088
Financing cash outflows from finance lease:	$19,025

Non-cash transactions:

Recognition of ROU asset and lease liability of operating lease upon adoption of ASU 2016-02:	$517,263

Additions to ROU assets obtained from:
New operating lease	$278,248
New finance lease	$124,500

The Company leases office space with terms ranging from month to month to 61 months. Rent expense included in general and administrative expense for the nine months ended June 30, 2020 and 2019 was $317,725 and $169,624, respectively.

In September 2020, we subleased the space at 1700 Capital Avenue in Plano, Texas, effective October 1, 2020 under favorable terms that are co-terminus with the original lease ending June 30, 2024. Future minimum lease payments to be received under that sublease as of September 30, 2020, for each of the fiscal years are as follows:

2021	$90,030
2022	$123,277
2023	$126,971
2024	$97,377
Total Minimum Lease Payments to be Received	$437,655

Principles of Consolidation

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary which has a fiscal year end of September 30. All significant intercompany accounts, balances and transactions have been eliminated in the consolidation.

The Company consolidates NuZee KR and NuZee INV in accordance with ASC 810, and specifically ASC 810-10-15-8 which states, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation.

NuZee KR and NuZee INV are wholly owned subsidiaries of the Company. NuZee JP was 70% owned by the Company but on September 28, 2020, the Company sold the 70% ownership. The results of NuZee JP have been consolidated until the disposal date.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiary has been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustment attributable to Nuzee, Inc. recorded to other comprehensive loss (gain) amounted to ($280,796) and $59,668 as of September 30, 2020 and 2019, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction (gains) losses included in the consolidated statements of operations totaled $(1,024) and $(1,615) for the years ended September 30, 2020 and 2019, respectively.

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

On January 9, 2020, a joint venture agreement was signed between Industrial Marino, S.A. de C.V. (50%) and the Company (50%) forming NuZee LATIN AMERICA, S.A. de C.V. (“NLA”). NLA was formed pursuant to the laws of Mexico, with corporate domicile in Mazatlan, Mexico. As part of the capitalization of NLA, the Company contributed two co-packing machines to the joint venture. These machines had an aggregate carrying cost of $313,012. The Company received $110,000 in cash for this contribution and recorded an investment in NLA of $160,000 and a loss of $43,012 on the contribution of the machines to NLA.

The Company accounts for NLA using the equity method of accounting since the management of day to day operations at NLA ultimately lies with its partner as the operations of NLA are based in its partners facilities as well as our partner appoints the Chariman of the joint Board. As of September 30, 2020, the only activity in NLA was the contribution of two machines as described above and other start up related activities and $23,314 of income was recognized under the equity method of accounting, mainly due to foreign currency transaction gains.

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

Return and Exchange Policy

The Company provides a 30-day money-back guarantee if a buyer is not satisfied with a product. All of the products are thoroughly inspected and securely packaged before they are shipped to ensure buyers receive the best possible product. If for any reason buyers are unsatisfied with the products, they can return them and the Company will exchange or refund the purchase minus any shipping charges. For the wholesale customers, return policies varies based on their specific agreements with customers. Under chargebacks agreements with the customers, the Company agrees to reimburse the seller for a portion of the costs incurred by the seller to advertise and promote certain of the Company’s products. The Company estimates, accrues and recognizes such chargebacks. These amounts are included in the determination of net sales.

As of September 30, 2020 and September 30, 2019, the Company had none and $119,569 of sales allowances for estimated chargebacks and returns, respectively. Revenue recognized is net of sales allowances.

Cost Recognition

Cost of products sold is primarily comprised of direct materials consumed in the manufacturing of co-packing arrangements or the production of our own products for resale. Cost of products sold also includes directly related labors’ salaries and other overhead cost.

Selling, General and Administrative Expense

Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, research and development costs, administrative and other indirect overhead costs, depreciation expense and other miscellaneous operating items. Personnel expenses, occupying a majority portion of SG&A, were $1,433,330 and $1,042,788 for the years ended September 30, 2020 and 2019, respectively. In some situations, the Company covers shipping fees and the shipping and handling expenses are recorded under operating expenses in the consolidated statements of operations.

Advertising Expenses

The Company expenses advertising costs when incurred. Advertising expense for the years ended September 30, 2020 and 2019 is as follows:

	September 30, 2020	September 30, 2019
Advertising	$98,176	$57,357

Research and Development

Research and development expenses are expensed in the consolidated statements of operations as incurred in accordance with FASB ASC 730, Research and Development. For the years ended September 30, 2020 and 2019, respectively, research and development expenses amounted to $11,399 and $1,825.

Prepaid expenses and other current assets

The Company prepaid expenses and other current assets for the years ended September 30, 2020 and 2019 is as follows:

	September 30, 2020	September 30, 2019
Prepaid expenses and other current assets	$645,375	$372,456

The Prepaid expenses and other current assets balance mainly consists of deferred financing costs of $464,742 and $225,089 as of September 30, 2020 and 2019, respectively.

Inventory

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At September 30, 2020 and 2019, the carrying value of inventory of $245,370 and $500,986 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	September 30, 2020	September 30, 2019
Raw materials	$176,231	$327,985
Finished goods	69,139	173,001
Less - Inventory reserve	-	-
Total	$245,370	$500,986

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. The Company generally depreciates property and equipment on a straight-line basis over the estimated useful lives of the assets after the assets are placed in service except for NuZee KR which uses the declining balance method. Office equipment is depreciated over a 3-year life, furniture over a 7-year life, and other equipment over a 5-year life. Depreciation expense for the years ended September 30, 2020 and 2019 was $408,489 and $400,671 respectively. Repair and maintenance costs are expensed as incurred. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment that exceed $1,000 are capitalized. Property and equipment as of September 30, 2020 and 2019 consist of:

	September 30, 2020	September 30, 2019
Furniture & Fixture	$—	$85,872
Machinery & Equipment	2,495,098	2,317,929
Vehicles	60,865	63,727
Leasehold Improvements	114,936	65,113
Less - Accumulated Depreciation	(1,002,551)	(657,050)
Net Property and Equipment	$1,668,348	$1,875,591

The Company is required to make deposits or prepayments and progress payments on equipment purchases before the Company receives possession and title. As a result, the Company accounts for such payments as Other Assets until it has possession at which time the equipment is recorded as Property and Equipment. Deposits for purchase of equipment as of September 30, 2019 is $592,440. There were no such deposits as of September 30, 2020.

Samples

The Company distributes samples of its products as a component of its marketing program. Costs for samples are expensed at the time the samples are produced and recorded under operating expenses in the consolidated statements of operations.

Long-Lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicated that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. There were no such events or changes in circumstances indicating that their carrying amount may not be recoverable for the fiscal years ended September 30, 2020 and 2019.

Intangible Assets

Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible asset consists of customer list which, recognized as a result of the acquisition of NuZee JP.

As of September 30, 2019, the Company evaluated its intangible asset and as a result of this evaluation the balance was written off.

	September 30, 2020
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Customer List	$57,374	$(57,374)	-
Total	$57,374	$(57,374)	-

Aggregate amortization expense for the year ended September 30, 2019, totaled $34,424. There was no such expense for the year ended September 30, 2020.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2020 and 2019.

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

Stock-based Compensation

We account for share-based awards issued to employees in accordance with Accounting Standards Codification (ASC) 718, “Compensation-Stock Compensation”. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period, which is normally the vesting period. Share-based compensation to directors is treated in the same manner as share-based compensation to employees, regardless of whether the directors are also employees. In June 2018, the FASB issued ASU 2018-07 which simplifies several aspects of the accounting for non-employee transactions by stipulating that the existing accounting guidance for share-based payments to employees (accounted for under ASC Topic 718, “Compensation-Stock Compensation”) will also apply to non-employee share-based transactions (accounted for under ASC Topic 505, “Equity”). The Company implemented ASU 2018-07 on October 1, 2019 and the impact of the implementation is not material to the financial statements.

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

3. LOANS

On April 1, 2019, we purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at September 30, 2020 and 2019 amounted to $27,916 and $35,196, respectively.

On February 15, 2019 NuZee KR entered into equipment financing for production equipment with ShinHan Bank for $60,563. In June 28, 2019 NuZee KR purchased additional equipment and increased the loan with ShinHan Bank by $86,518. The financing has a term of 36 months at a rate of 4.33%. Principal payments began in July 2019. The outstanding balance on this loan at September 30, 2020 and 2019 amounted to $85,001 and $130,070, respectively.

On June 30, 2016, NuZee JP entered into a loan agreement with Tono Shinyo Kinko Bank. The Company borrowed the sum of approximately $145,758 to be repaid on or before June 5, 2021 at an annual interest rate of 1.2%. The loan is unsecured and guaranteed by a director. The outstanding balance on the loan at September 30, 2019 amounted to $48,619. On January 27, 2017, NuZee JP entered into a loan agreement with Nihon Seisaku Kouko. The Company borrowed the sum of approximately $87,268 to be repaid on or before January 20, 2022 at an interest rate of 0.16%. The loan is unsecured and not guaranteed by a director. The outstanding balance on the loan at September 30, 2019 amounted to $44,087. Both of these loans were deconsolidated as part of the sale of NuZee JP on September 28, 2020.

The loan payments required for the next five years are as follows:

	Ford Motor Credit	ShinHan Bank	Total
2021	$7,500	$48,572
Total Current Portion	7,500	$48,572	$56,072

2022	7,720	$36,429
2023	7,947
2024	4,749
Total Long-Term Portion	20,416	$36,429	$56,845
Grand Total	$27,916	$85,001	$112,917

4. GEOGRAPHIC CONCENTRATIONS

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis.

Information about the Company’s geographic operations for years ended September 30, 2020 and 2019 are as follows:

	Twelve Months Ended September 30, 2020	Twelve Months Ended September 30, 2019
Net Revenue:
North America	$1,025,151	$1,111,243
Japan	261,759	656,845
South Korea	116,221	25,502
	$1,403,131	$1,793,590

	September 30, 2020	September 30, 2019
Property and equipment, net:
North America	$1,422,575	$1,471,859
Japan	2,813	6,329
South Korea	242,960	397,403
	$1,668,348	$1,875,591

5. RELATED PARTY TRANSACTIONS

Sales, Purchases and Operating Expenses

For the years ended September 30, 2020 and 2019, NuZee JP sold their products to EHCL, and the sales to them totaled approximately $3,843 and $6,120 respectively. The corresponding accounts receivable balance from EHCL was ($106) as of September 30, 2019. As our entire ownership interest in NuZee JP was sold to EHCL on September 28, 2020, there was no accounts receivable balance at September 30, 2020.

NuZee INV has, in prior years, leased an employee to Contlus, Inc. (“Contlus”). Contlus is the Company’s related party as the Company holds 50% of Contlus’s issued shares. Contlus had a payable balance of $33,451, and as this balance was deemed uncollectible, it was written off at September 30, 2019.

For the year ended September 30, 2020, we sold $10,810 of materials to NuZee Latin America.

Rent

During October 2016, NuZee JP entered into a rental agreement of an office space with NuZee Co., Ltd., which is 100% owned by Masateru Higashida. The Company pays $1,169 per month for the office on the last day of each month on behalf of NuZee JP. There is no set expiration date on the agreement. As of September 30, 2019, NuZee JP has a payable balance to NuZee Co., Ltd. of $1,552 and NuZee JP has a receivable balance from NuZee Co. of $460. As NuZee JP was sold to EHCL on September 28, 2020, there was no accounts receivable or accounts payable balance at September 30, 2020.

During September 2016, the NuZee JP entered into a rental agreement of an office space and warehouse with EHCL. The Company pays $609 per month for the office and the warehouse on the last day of each month. The initial term of this agreement is 3 years and is renewed on a month to month basis after the initial term. At September 30, 2019, the payable balance under this lease was $1,154. As NuZee JP was sold to EHCL on September 28, 2020, there was no accounts payable balance at September 30, 2020.

During February 2015, NuZee JP entered into a rental agreement of a warehouse with Eguchi Steel Co., Ltd (“ESCL”). The Company pays $449 per month for the warehouse on the last day of each month. There is no set expiration date on the agreement.

6. COMMON STOCK

During the year ended September 30, 2019, the Company sold 366,814 shares of common stock at a weighted average price of $16.22 per share, for an aggregate purchase price of $5,947,922. 26,203 shares were sold to NuZee Co., Ltd. for a total purchase price of $459,855. The proceeds were used for general corporate purposes.

During the year ended September 30, 2019, the Company issued 5,961 shares of common stock to settle payables amounting to $32,239. The Company recognized a loss on settlement of payables of $91,684 for the year ended September 30, 2019.

During the year ended September 30, 2019, the Company issued 50,000 shares of common stock to satisfy a previously committed service obligation of $37,500.

During the year ended September 30, 2020, the Company sold (i) 111,738 shares of common stock at a weighted average net price of $17.25 per share, for an aggregate net proceeds of $1,927,338 pursuant to private offerings of common stock and (ii) 805,000 shares of common stock at a price of $9.00 per share for aggregate net proceeds of $5,427,640, after deducting underwriting discounts and commissions and offering expenses payable by us (including $225,089 of offering expenses paid in the year ended September 30, 2019), pursuant to the Company’s underwritten public offering of common stock and the related underwriting agreement dated June 18, 2020.

Exercise of options

In July and August of 2020, 36,001 shares were issued upon the exercise of stock options. As part of this exercise, the Company received $51,300 in proceeds.

7. STOCK OPTIONS AND WARRANTS

From April to September 2019, the Company issued 203,333 options to employees and 33,333 options to non-employees. The right to excise these options shall vest and become exercisable on over a period of 4 years for employees and 5 years for non-employees. The exercise price is $19.50 per share for the non-employee options and $19.89 weighted average exercise per share for the employee options. The options will expire ten years from the grant date, unless terminated earlier as provided by the option agreements. Also in 2019, the Company issued 250,000 options to certain employees with milestone based vesting. The exercise price $18.90 per share for these options and the options will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

During June 2020, the Company issued 23,334 options to a consultant with and exercise price of $1.53 per share. During August 2020, the Company issued 45,000 options to consultants for an average exercise price of $19.67 per share.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: expected volatility was based on a representative peer group of small public companies in their industry segment as the Company has a limited stock history. The expected term of options granted was determined using the simplified method under SAB 107 and represents the mid-point between the vesting term and the contractual term. In some cases certain options did not qualify for the simplified method so the contractual term was used as the expected term. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option.

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the twelve months ended September 30, 2020 and 2019, respectively:

For employees	September 30, 2020	September 30, 2019
Risk-free interest rate	None	1.55% - 3.11%
Expected option life	None	10 years
Expected volatility	None	2776% - 2884%
Expected dividend yield	None	0.00%
Exercise price	None	$19.50 - $25.50

For non-employees	September 30, 2020	September 30, 2019
Risk-free interest rate	0.81 - 2.44%	2.55%
Expected option life	5.64 – 10 years	10 years
Expected volatility	814 - 996%	2669%
Expected dividend yield	0.00%	0.00%
Exercise price	$1.53 - $22.20	$19.50

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $4,167,616 and $7,859,141 for the years ended September 30, 2020 and 2019. Unamortized option expense as of September 30, 2020, for all options outstanding amounted to approximately $4,040,563. These costs are expected to be recognized over a weighted-average period of 1.9 years.

For the year ended September 30, 2020, 223,333 options were forfeited. 173,333 options forfeited because of the termination of employment and 50,000 options forfeited because the performance conditions were not met.

The following table summarizes stock option activity for the year ended September 30, 2020.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2019	1,811,667	$6.86	8.4	$33,705,960
Granted	68,334	13.47
Exercised	(36,001)	1.71
Expired	—	—
Forfeited	(223,333)	17.9
Outstanding at September 30, 2020	1,620,667	$5.74	7.3	$19,112,118

Exercisable at September 30, 2020	857,750	$5.93	7.3	$9,978,995

The following table summarizes stock option activity for the year ended September 30, 2019.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2018	1,330,000	$2.34	8.9	$4,407,160
Granted	486,667	19.36
Exercised
Expired
Forfeited	(5,000)	19.50
Outstanding at September 30, 2019	1,811,667	$6.86	8.4	33,705,960

Exercisable at September 30, 2019	533,333	$2.35	8.0	12,019,960

A summary of the status of the Company’s unvested shares as of September 30, 2020 and 2019, are presented below:

	Number of	Weighted Average Grant
	Nonvested Shares	Date Fair Value
Nonvested shares at September 30, 2018	1,103,333	$9.14
Granted	486,667	$20.23
Exercised	-	-
Forfeited	(5,000)	$19.50
Vested	(230,000)	$11.48
Nonvested shares at September 30, 2019	1,355,000	$12.69
Granted	68,334	$13.57
Exercised	(23,334)	$1.95
Forfeited	(223,333)	$18.88
Vested	(413,750)	$13.94
Nonvested shares at September 30, 2020	762,917	$10.60

On June 23, 2020, as part of our agreement with Benchmark Company, LLC, the underwriter of the Company’s registered public offering of common stock, we issued 40,250 warrants to purchase our common stock at an exercise price of $9.00 a share. These warrants are exercisable beginning on December 23, 2020 and expire on June 18, 2025.

The following table summarizes warrant activity for the year ended September 30, 2020:

Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Life (years)	Value
Outstanding at September 30, 2019	-	$-		$-
Granted	40,250	9.00
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at September 30, 2020	40,250	$9.00	4.7	321,598

Exercisable at September 30, 2020	-	$-		$-

8. INCOME TAX

As of September 30, 2020, and, 2019, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years’ income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for deferred income tax assets. Cumulative net operating loss carry forward is $19,602,755 and $15,514,565 as of September 30, 2020 and 2019, respectively, and will begin expiring in 2033. The earliest tax year which remains subject to examination is 2016.

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

Deferred tax assets consisted of the following as of September 30, 2020 and 2019:

	2020	2019
Net Operating Losses	$5,880,827	$4,654,370
Valuation Allowance	(5,880,827)	(4,654,370)

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

10. SALE OF NUZEE JP

On September 28, 2020, the Company entered into a Stock Transfer Agreement with EHCL, pursuant to which the Company agreed to sell all of its equity interests in its majority-owned subsidiary, NuZee JP, representing 70% of the outstanding equity interests of NuZee JP, to EHCL for an aggregate sale price of approximately $34,000.

The gain from the deconsolidation of NuZee JP was $95,555 and the realized loss of cumulated translation adjustment totaled $245,607. The net loss from this transaction was presented as Other expense in Consolidated Statements of Operations.

EHCL is controlled by Mr. Katsuyoshi Eguchi, who serves as the chief executive officer of NuZee JP and is also the beneficial owner of more than five percent of the Company’s common stock.

11. SUBSEQUENT EVENTS

On October 7, 2020, we issued 15,000 options to a consultant at an exercise price of $16.79 per share.

On October 26, 2020 (the “Execution Date”), we entered into a Common Stock Purchase Agreement with Triton Funds LP (the “Investor”) pursuant to which we were entitled to offer to the Investor and sell to the Investor shares of common stock having an aggregate offering price of up to $1,000,000 during a seven calendar-day period commencing on the Execution Date. Pursuant to the agreement with the Investor, we sold 72,955 shares of common stock to the Investor for aggregate proceeds of $659,070.

On November 4, 2020, we issued 228,323 options to each of our three independent Board members at an exercise price of $10.15 per share as compensation for their Board service. One half of the options were fully vested on the grant date. The remainder of the options vest in two equal installments on November 4, 2021 and November 4, 2022.

In November 2020, pursuant to Securities Act registration exemptions under Regulation S and/or Section 4(a)(2) of the Securities Act, we sold 252,004 shares of common stock at $9.14 per share, for an aggregate purchase price of approximately $2.3 million.

On December 5, 2020, 9,000 shares were issued upon the exercise of stock options. As part of this exercise, the Company received $9,180 in proceeds.

