Form 10-Q
period 2020-12-31
NuZee, Inc.
filed 2021-02-12
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to _______

Commission File No. 001-39338

NUZEE, INC.

(exact name of registrant as specified in its charter)

Nevada	38-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1401 Capital Avenue, Suite B, Plano, TX, 75074

(Address of principal executive offices) (zip code)

(760) 295-2408

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	NUZE	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 8, 2021, the registrant had 14,936,803 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Such forward-looking statements reflect the views of NuZee, Inc. (“NuZee” or the “Company”) with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about the Company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance, or any other matters, are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “expects”, “project,” “predict,” “believe,” “expect,” “anticipate,” “target,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in the section of our Annual Report on Form 10-K filed with the SEC on December 28, 2020 titled “Risk Factors” and sections of this report that describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

Item 1. Financial Statements.

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2020	September 30, 2020
ASSETS
Current assets:
Cash	$5,321,558	$4,398,545
Accounts receivable, net	220,604	195,610
Inventories, net	256,298	245,370
Prepaid expenses and other current assets	617,984	645,375
Total current assets	6,416,444	5,484,900

Property and equipment, net	1,605,514	1,668,348

Other assets:
Right-of-use asset - operating lease	587,489	652,197
Right-of-use asset - finance lease	99,600	105,825
Investment	181,258	183,314
Other asset	81,465	80,559
Total other assets	949,812	1,021,895

Total assets	$8,971,770	$8,175,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,766	$49,778
Current portion of long-term loan payable	74,696	56,072
Current portion of lease liability - operating lease	265,283	263,678
Current portion of lease liability - finance lease	25,307	21,598
Accrued expenses	225,312	703,069
Deferred income	10,875	34,000
Other current liabilities	198,641	104,525
Total current liabilities	822,880	1,232,720

Non-current liabilities:
Lease liability - operating lease, net of current portion	330,601	395,713
Lease liability - finance lease, net of current portion	69,545	78,400
Loan payable - long term, net of current portion	29,627	56,845
Other noncurrent liabilities	23,317	21,707
Total noncurrent liabilities	453,090	552,665

Total liabilities	1,275,970	1,785,385

Stockholders’ equity:

Common stock; 100,000,000 shares authorized, $0.00001 par value; 14,901,064 and 14,570,105 shares issued	149	146
Additional paid in capital	47,672,684	40,472,229
Accumulated deficit	(40,168,850)	(34,272,778)
Accumulated other comprehensive income	191,817	190,161
Total stockholders’ equity	7,695,800	6,389,758

Total liabilities and stockholders’ equity	$8,971,770	$8,175,143

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Revenues	$517,987	$546,208
Cost of sales	516,284	423,173
Gross Profit	1,703	123,035

Operating expenses	5,903,826	3,549,833
Loss from operations	(5,902,123)	(3,426,798)

Loss from investmeent in unconsolidated affiliate	(2,056)	-
Other income	12,621	1,671
Interest income	94	176
Other expense	(569)	(2,584)
Interest expense	(4,039)	(4,718)
Net loss	(5,896,072)	(3,432,253)
Net loss attributable to noncontrolling interest	-	(11,021)
Net loss attributable to NuZee, Inc.	$(5,896,072)	$(3,421,232)

Basic and diluted loss per common share	$(0.40)	$(0.25)

Basic and diluted weighted average number of common stock outstanding	14,741,974	13,598,001

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For the three months ended December 31	2020	2019	2020	2019	2020	2019
Net loss	$(5,896,072)	$(3,421,232)	$-	$(11,021)	$(5,896,072)	$(3,432,253)

Foreign currency translation	1,656	27,230	-	5,642	1,656	32,872
Total other comprehensive income, net of tax	1,656	27,230	-	5,642	1,656	32,872
Comprehensive loss	$(5,894,416)	$(3,394,002)	$-	$(5,379)	$(5,894,416)	$(3,399,381)

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee , Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2020	14,570,105	$146	$40,472,229	$(34,272,778)	$190,161	$6,389,758

Common stock issued for cash	324,959	3	2,683,977	-	-	2,683,980
Stock option expense	-	-	4,507,298	-	-	4,507,298
Exercise of stock options	6,000	-	9,180	-	-	9,180
Other comprehensive gain	-	-	-	-	1,656	1,656
Net loss	-	-	-	(5,896,072)	-	(5,896,072)

Balance December 31, 2020	14,901,064	$149	$47,672,684	$(40,168,850)	$191,817	$7,695,800

NuZee , Inc.

Consolidated Statements of Stockholders’ Equity

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

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019

Operating activities:
Net loss	$(5,896,072)	$(3,432,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	121,824	97,812
Noncash lease expense	70,933	24,733
Option expense	4,507,298	2,220,861
Sales allowance	2,018	40,230
Loss from investment in unconsolidated affiliate	2,056	-
Change in operating assets and liabilities:
Accounts receivable	(27,012)	(18,181)
Accounts receivable - Related party	-	(114)
Inventories	(10,928)	(179,209)
Prepaid expenses and other current assets	(186,466)	(268,582)
Other current assets - Related party	-	460
Other assets	(906)	(25,751)
Accounts payable	(27,012)	(80,972)
Deferred income	(23,125)	-
Lease liability - operating lease	(63,507)	(22,855)
Other non-current liabilities	1,610	4,861
Other current liabilities - related party	-	(1,744)
Accrued expense and other current liabilities	(169,784)	161,340

Net cash used in operating activities	(1,699,073)	(1,479,364)

Investing activities:
Cash paid for purchase of fixed assets	(58,990)	(11,791)
Net cash used in investing activities	(58,990)	(11,791)

Financing activities:
Repayment of loans	(8,594)	(31,328)
Proceeds from issuance of common stock, exercise of options	9,180	-
Repayment of finance lease	(5,146)	-
Proceeds from issuance of common stock, net of issuance costs	2,683,980	1,994,523
Net cash provided by financing activities	2,679,420	1,963,195

Effect of foreign exchange on cash and cash equivalents	1,656	32,872

Net change in cash	923,013	504,912

Cash, beginning of period	4,398,545	1,326,040
Cash, end of period	$5,321,558	$1,830,952

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,039	$1,774
Cash paid for taxes	$250	$800

Noncash investing and financing activities:
Recognition of right-of-use asset and lease liability upon adoption of ASU 2016-02	-	$487,000
Finance lease of equipment to pay off accounts payable	$-	$124,540
Stock issuance costs accrued	$213,857	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2020

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of NuZee, Inc. (together with its subsidiaries, referred to herein as the “Company”, “we” or “NuZee”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 as filed with the SEC on December 28, 2020. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

Principles of Consolidation

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its former majority owned subsidiary (which was sold as of September 28, 2020, as described below), which has a fiscal year end of September 30. All significant intercompany accounts, balances and transactions have been eliminated upon consolidation.

On September 28, 2020, the Company entered into a Stock Transfer Agreement with Eguchi Holdings Co., Ltd. (“EHCL”), pursuant to which the Company sold all of its equity interests in its former majority-owned subsidiary, NuZee JAPAN Co., Ltd. (“NuZee JP”), representing 70% of the outstanding equity interests of NuZee JP, to EHCL for an aggregate sale price of approximately $34,000.

The Company has two wholly owned international subsidiaries in NuZee KOREA Ltd. (“NuZee KR”) and NuZee Investment Co., Ltd. (“NuZee INV”).

Stock Split

On October 28, 2019, we completed a l-for-3 reverse stock split, which became effective on November 12, 2019. All share and per share information included in these financial statements and notes thereto give effect to the reverse stock split.

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2020 and December 31, 2019, the total number of common stock equivalents was 2,314,053 and 1,795,667, respectively, comprised of stock options and warrants. The Company incurred a net loss for the three months ended December 31, 2020 and 2019, respectively, and therefore basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Capital Resources

Since its inception on July 15, 2011, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.

As of December 31, 2020, the Company had cash of $5,321,558. The Company has not attained profitable operations since inception.

Major Customers

In the three months ended December 31, 2020 and 2019, revenue was primarily derived from major customers disclosed below.

Three months ended December 31, 2020:

C ustomer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$156,299	30%	$94,066	43%
Customer RSM	$66,811	13%	$-	0%
Customer GR	$65,536	13%	$65,352	30%

Three months ended December 31, 2019:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$233,283	43%	$178,114	34%
Customer K	$106,664	20%	$264,842	51%
Customer J	$90,085	16%	$35,091	7%

Lease

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The Company implemented ASU No. 2016-02 on October 1, 2019.

The Company does a quarterly analysis of leases to determine if there are any operating leases that require recognition under ASC 842. The Company has one significant long-term operating lease for office and manufacturing space in Plano, Texas. The leased property in Plano, Texas, has a remaining lease term through June of 2024. The lease has an option to extend beyond the stated termination date, but exercise of this option is not probable. The Company did not apply the recognition requirements of ASC 842 to operating leases with a remaining lease term of 12 months or less.

The impact of ASU No. 2016-02 (“Leases (Topic 842)” on our consolidated balance sheet beginning October 1, 2020, through the recognition of ROU assets and lease liabilities for operating leases are as follows:

October 1, 2020
ROU Asset	$652,197
Lease Liability	$659,391

During the prior year analysis of leases, we determined to renew the office and manufacturing space in Vista, CA through January 31, 2022, which was previously scheduled to be vacated at June 30, 2020. Additionally, the Korean office and manufacturing space lease was extended through June 2022 and an apartment lease was signed through June 2022. Accordingly, we have added ROU assets and lease liabilities related to those leases at June 30, 2020.

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

As of December 31, 2020, our operating leases had a weighted average remaining lease term of 2.4 years and a weighted-average discount rate of 5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2020	$652,197
Amortization during the period	(64,708)
ROU Asset –December 31, 2020	$587,489

Lease Liability – October 1, 2020	$659,391
Amortization during the period	(63,507)
Lease Liability – December 31, 2020	$595,884

Lease Liability – Short-Term	$265,283
Lease Liability – Long-Term	330,601
Lease Liability – Total	$595,884

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2020:

Amounts due within 12 months of December 31,

2021	$289,088
2022	157,823
2023	127,982
2024	64,937
2025	-
Total Minimum Lease Payments	639,830
Less Effect of Discounting	(43,946)
Present Value of Future Minimum Lease Payments	595,884
Less Current Portion of Operating Lease Obligations	(265,283)
Long-Term Operating Lease Obligations	$330,601

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month for the next 60 months. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,540 for the purchase of this equipment. This transaction was accounted for as a financing lease. As of December 31, 2020, our financing lease had a remaining lease term of 3.5 years and a discount rate of 12.75%. The interest expense on finance lease liabilities for the three months ended December 31, 2020 was $3,133.

The following summarizes ROU assets under finance leases at December 31, 2020:

ROU asset-finance lease at October 1, 2020	$105,825
Amortization	(6,225)
ROU asset-finance lease at December 31, 2020	$99,600

The table below summarizes future minimum finance lease payments at December 31, 2020 for the 12 months ended December 31:

2021	$33,113
2022	33,113
2023	33,113
2024	19,316
2025	—
Total Minimum Lease Payments	118,655
Amount representing interest	(23,803)
Present Value of Minimum Lease Payments	94,852
Current Portion of Finance Lease Obligations	(25,307)
Finance Lease Obligations, Less Current Portion	$69,545

The Company leases office space with terms ranging from month to month to 61 months. Rent expense included in general and administrative expense for the three months ended December 31, 2020 and 2019 was $93,750 and $84,820, respectively.

Cash and non cash activities associated with the leases for the three months ended December 31, 2020 are as follows:

Operating cash outflows from operating leases:	71,617
Operating cash outflows from finance lease:	3,133
Financing cash outflows from finance lease:	5,146

In September 2020, we subleased the space at 1700 Capital Avenue in Plano, Texas, effective October 1, 2020 under favorable terms that are co-terminus with the original lease ending June 30, 2024. Future minimum lease payments to be received under that sublease as of December 31, 2020, for the 12 months ended December 31:

2021	$120,621
2022	124,190
2023	127,926
2024	64,918
2025	—
Total	$437,655

Loans

On April 1, 2019, NuZee purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at December 31, 2020 and September 30, 2020, amounted to $26,061 and $27,916, respectively.

On February 15, 2019 NuZee KR entered into equipment financing for production equipment with ShinHan Bank for $60,563. In June 28, 2019 NuZee KR purchased additional equipment and increased the loan with ShinHan Bank by $86,518. The loan is secured by our production equipment at NuZee KR. The financing bears a term of 36 months at a rate of 4.33% per annum. Principal payments began in July of 2019. The outstanding balance on this loan at December 31, 2020 and September 30, 2020, amounted to $78,262 and $85,001, respectively.

The loan payments required for the next five remaining fiscal years are as follows:

	Ford Motor Credit	ShinHan Bank	Total
2021	$7,555	$52,175
2022	1,923	13,043
Total Current Portion	$9,478	$65,218	$74,696

2022	$5,854	$13,044
2023	8,005
2024	2,724
2025
Total LT Portion	$16,583	$13,044	$29,627
Grand Total	$26,061	$78,262	$104,323

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

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustments comprising accumulated other comprehensive income amounted to $1,656 and $27,230 for the three months ended December 31, 2020 and 2019, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At December 31, 2020 and September 30, 2020, the carrying value of inventory of $256,298 and $245,370 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	December 31, 2020	September 30, 2020
Raw materials	$191,865	$176,231
Finished goods	64,433	69,139
Less – Inventory reserve	-	-
Total	$256,298	$245,370

Joint Venture

On January 9, 2020, a joint venture agreement was signed between Industrial Marino, S.A. de C.V. (50%) and NuZee, Inc. (50%) forming NuZee LATIN AMERICA (NLA), S.A. de C.V. NLA was formed pursuant to the laws of Mexico, with corporate domicile in Mazatlan, Mexico. As part of the capitalization of NLA, NuZee contributed two co-packing machines to the joint venture. These machines had an aggregate carrying cost of $313,012. NuZee received $110,000 in cash for this contribution and recorded an investment in NLA of $160,000 and a loss of $43,012 on the contribution of the machines to NLA.

The Company accounts for NLA using the equity method of accounting since the management of day to day operations at NLA ultimately lies with its partner as the operations of NLA are based in its partners facilities as well as our partner appoints the Chairman of the joint Board. As of December 31, 2020, the only activity in NLA was the contribution of two machines as described above and other start up related activities. $2,056 of a loss was recognized under the equity method of accounting during the three months ended December 31, 2020.

2. GEOGRAPHIC CONCENTRATION

The Company is organized based on fundamentally one geographic segment although it does sell its products on a world-wide basis. Information about the Company’s geographic operations are as follows:

 Geographic Concentrations

	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019
Net Revenue:
North America	$406,488	$380,586
Japan	—	126,969
South Korea	111,499	38,653
	$517,987	$546,208

Property and equipment, net:	As of December 31, 2020	As of September 30, 2020
North America	$1,364,858	$1,422,575
Japan	2,239	2,813
South Korea	238,417	242,960
	$1,605,514	$1,668,348

3. RELATED PARTY TRANSACTIONS

For the three months ended December 31, 2020, we sold $15,998 of materials to NuZee Latin America.

4. COMMON STOCK

During the three months ended December 31, 2020, the Company sold (i) 72,955 shares of common stock to Triton Funds LP in a registered public offering for aggregate net proceeds of $534,494 and (ii) 252,004 shares of common stock at $9.14 per share for aggregate net proceeds of $2,149,486 pursuant to Securities Act registration exemptions under Regulation S and/or Section 4(a)(2) of the Securities Act. During the three months ended December 31, 2020, 6,000 shares were issued upon the exercise of stock options. As part of this exercise, the Company received $9,180 in proceeds.

5. STOCK OPTIONS AND WARRANTS

During the three months ended December 31, 2020, the Company issued 15,000 options to independent contractors and 684,969 options to independent Board members. The right to excise these options shall vest and become exercisable over a period of 3 years for independent contractors and for independent board members, 1/3 of options vested immediately with the balance over a period of 2 years. The exercise price ranged from $10.15 - $16.79 per share. The options will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: expected volatility was based on the Company’s historical stock performance. The expected term of options granted was determined using the contractual term. The risk-free rate is calculated using the U.S. Treasury yield curve and is based on the expected term of the option.

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the three months ended December 31, 2020:

For non-employees and independent Board members	December 31, 2020
Risk-free interest rate	0.81 – 0.88%
Expected option life	10 years
Expected volatility	310 - 311%
Expected dividend yield	0.00%
Exercise price	$10.15 - $16.79

For the three months ended December 31, 2020, 40,833 options were forfeited because of the termination of employment. For the three months ended December 31, 2020, 6,000 shares were issued upon the exercise of stock options.

The following table summarizes stock option activity for three months ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2020	1,620,667	$5.74	7.3	$19,112,118
Granted	699,969	10.29
Exercised	(6,000)	1.53
Expired	-	-
Forfeited	(40,833)	19.50
Outstanding at December 31, 2020	2,273,803	$6.05	7.9	11,043,375

Exercisable at December 31, 2020	1,160,902	$6.81	4.9	$5,793,130

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expenses of $4,507,298 for the three months ended December 31, 2020. Unamortized option expense as of December 31, 2020, for all options outstanding amounted to $6,339,444. These costs are expected to be recognized over a weighted- average period of 1.5 years. The Company recognized stock option expenses of $2,220,861 for the three months ended December 31, 2019.

A summary of the status of the Company’s nonvested options as of December 31, 2020, is presented below:

Nonvested options

	Number of nonvested shares	Weighted average grant date fair value
Nonvested shares at September 30, 2020	762,917	$10.60
Granted	699,969	10.29
Forfeited	(7,500)	19.50
Vested	(342,485)	10.15
Nonvested shares at December 31, 2020	1,112,901	$10.48

On June 23, 2020, as part of our agreement with Benchmark Company, LLC the underwriter of the Company’s June 2020 registered public offering of common stock, we issued 40,250 warrants to purchase our common stock at an exercise price of $9.00 a share. These warrants are exercisable on December 23, 2020 and expire on June 18, 2025.

The following table summarizes warrant activity for the three months ended December 31, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2020	40,250	$9.00	4.7	$321,598
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding December 31, 2020	40,250	$9.00	4.5	64,400

Exercisable at December 31, 2020	40,250	$9.00	4.5	$64,400

6. SUBSEQUENT EVENT

On January 11, 2021, the Compensation Committee (the “Committee”) of the Company’s Board of Directors granted to Shanoop Kothari, the Company’s Chief Financial Officer and Chief Operating Officer, in connection with the Committee’s determination of Mr. Kothari’s annual compensation, an award of 152,215 restricted shares (the “Restricted Shares”) of the Company’s common stock under the NuZee, Inc. 2019 Stock Incentive Plan. The Restricted Shares vest as follows: (i) 50,739 Restricted Shares vested immediately (35,739 net shares were issued to Mr. Kothari following the forfeiture of 15,000 vested shares to cover taxes); (ii) 50,739 Restricted Shares will vest on March 31, 2021; and (iii) 50,737 Restricted Shares vest on March 31, 2022.

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

We believe we are the only commercial-scale producer of single serve pour over coffee products within the North American market. We intend to leverage our position to be the commercial manufacturer of choice for major companies seeking to enter the single serve pour over coffee market in North America. We target existing, high-margin companies and are paid per-package based on the number of single serve pour over coffee products produced by us. Accordingly, we consider our business model to be a form of tolling arrangement, as we receive a fee for almost every single serve pour over coffee product our co-packing customers sell in the North American market. While we financially benefit from the success of our manufacturing customers through the sales of their respective single serve pour over coffee products, we are also able to avoid the risks associated with owning and managing the product and its related inventory.

Our primary focus is the development of single serve pour over coffee in the North American market targeting the individual consumer for use at home and office or other settings that would benefit from single serve pour over products, and positioning ourselves as the leading commercial-scale co-packer of single serve pour over coffee products. We may also consider co-packaging other products that are complementary to single serve pour over drip coffee and provide us with a deeper access to our customers, such as tea bag coffee. In addition, we are continually exploring potential strategic partnerships, co-ventures, and mergers, acquisitions, or other transactions with existing and future business partners to generate additional business, reduce manufacturing costs, expand into new markets, and further penetrate the markets in which we currently operate.

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

In November 2020, we announced a strategic partnership with Farmer Brothers Co. pursuant to which we may place up to 50 co-packing machines in Farmer Brothers’ 500,000 square foot, SQF-certified facility in Northlake, Texas. These machines are projected to have the capacity to produce up to 300 million single serve tea bag, coffee pouches and pour over drip cups. By pairing Farmer Brothers’ manufacturing and distribution capability with NuZee’s technical expertise and products with historic demand in Asia, the partnership is expected to accelerate the scale-up in the U.S. and efficient delivery of our products to coffee companies and branded businesses.

Impact of the COVID-19 Pandemic

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In the quarter ended December 31, 2020, as a result of the COVID-19 pandemic and responses to the outbreak, certain of our customers slowed or delayed purchases of our co-packing services or pour over coffee products, and we also believe that potential sales of our pour over coffee products to new or potential customers in the hospitality industry were adversely impacted. In addition, we have experienced delays in the submission and approval of custom artwork and packaging as well as the shipment to us of coffee for co-packing. We do not believe, however, that these delays had a significant effect on our business or results of operations to date. The COVID-19 crisis may have an adverse impact on our business and financial results going forward that we are not currently able to fully determine or quantify. The COVID-19 crisis may adversely affect the ability of our customers to pay for goods delivered on a timely basis, or at all. Any increase in the amount or deterioration in the collectability of accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital.

Geographic Concentration

Our operations are primarily split between two geographic areas: North America and Asia.

For the three months ended December 31, 2020, net revenues attributable to our operations in North America totaled $406,488 compared to $380,586 of net revenues attributable to our operations in North America for the three months ended December 31, 2019. Additionally, as of December 31, 2020, $1,364,858 of our Property and equipment, net was attributable to our North American operations, compared to $1,422,575 attributable to our North American operations as of September 30, 2020.

For the three months ended December 31, 2020, net revenues attributable to our operations in Asia totaled $111,499 compared to $165,622 of net revenues attributable to our operations in Asia during the three months ended December 31, 2019. Additionally, as of December 31, 2020, $240,656 of our Property and equipment, net was attributable to our Asian operations, compared to $245,773 attributable to our Asian operations as of September 30, 2020.

Results of Operations

Comparison of three months ended December 31, 2020 and 2019:

Revenue

	Three months ended December 31,		Change
	2020	2019	Dollars	%
Revenue	$517,987	$546,208	$(28,221)	(5)%

For the three months ended December 31, 2020, our revenue decreased by $28,221, or approximately 5%, compared with the three months ended December 31 2019. This decrease was primarily related to the sale of NuZee JP to Eguchi Holdings Co., Ltd. on September 28, 2020.

Cost of sales and gross margin

	Three months ended
	December 31,		Change
	2020	2019	Dollars	%
Cost of sales	$516,284	$423,173	$93,111	22%
Gross profit	$1,703	$123,035	$(121,332)	(99)%
Gross profit %	0%	23%

For the three months ended December 31, 2020, we incurred a total gross profit of $1,703, from sales of our products and co-packing services, compared to a total gross profit of $123,035 for the three months ended December 31, 2019. The gross margin rate was 0% for the three months ended December 31, 2020, and 23% for the three months ended December 31, 2019. This decrease in margin was driven primarily by reduced revenues and greater operating capacity during the current year period compared to the prior year period with higher revenues with lower operating capacity. Greater operating capacity has increased our labor and other expenses.

Operating Expenses

	Three months ended
	December 31,		Change
	2020	2019	Dollars	%
Operating Expenses	$5,903,826	$3,549,833	$2,353,993	66%

For the three months ended December 31, 2020, the Company’s operating expenses totaled $5,903,826 compared to $3,549,833 for the three months ended December 31, 2019, representing a 66% increase. This increase is primarily attributable to an increase in stock-based compensation expense.

Net Loss

	Three months ended
	December 31,		Change
	2020	2019	Dollars	%
Net Loss attributable to NuZee, Inc.	$5,896,072	$3,421,232	$2,474,840	72%

For the three months ended December 31, 2020, we generated net losses attributable to NuZee, Inc. of $5,896,072 versus $3,421,232 for the three months ended December 31, 2019. This increase in net losses is primarily attributable to higher stock compensation expense.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of December 31, 2020, we had an accumulated deficit of approximately $40 million. We have not yet achieved profitability, and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses as a result of the costs associated with operating as an exchange-listed public company in the future.

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

As of December 31, 2020, we had a cash balance of $5,321,558.

Summary of Cash Flows

	Three Months Ended
	December 31,
	2020	2019
Cash used in operating activities	$(1,699,073)	$(1,479,364)
Cash used in investing activities	$(58,990)	$(11,791)
Cash provided by financing activities	$2,679,420	$1,963,195
Effect of foreign exchange on cash	$1,656	$32,872
Net increase in cash	$923,013	$504,912

Operating Activities

We used $1,699,073 and $1,479,364 of cash in operating activities during the three months ended December 31, 2020 and 2019, respectively, principally to fund our operating loss. Excluding the impact of stock compensation expense, the increase in cash used in operating activities of $219,709 was primarily attributable to the increase in net loss for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 partially offset by an improvement in cash flow used from inventories and prepaid expenses.

Investing Activities

We used $58,990 of cash versus used $11,791 of cash in investing activities during the three months ended December 31, 2020 and 2019, respectively, principally to fund the purchase of equipment.

Financing Activities

Historically, we have funded our operations primarily through the issuance of our common stock.

Cash provided by financing activities increased to $2,679,420 for the three months ended December 31, 2020 from $1,963,195 for the three months ended December 31, 2019. The increase in cash provided by financing activities of $716,225 is primarily related to the increase in proceeds from the issuance of common stock.

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

Common Stock Purchase Agreement with Triton Funds LP

On October 26, 2020 (the “Execution Date”), the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Triton Funds LP (the “Investor”) pursuant to which the Company could offer to the Investor and sell to the Investor shares of the Company’s common stock having an aggregate offering price of up to $1,000,000 (the “Offering”) during a seven calendar-day period that commenced on the Execution Date (the “Commitment Period”). The Investor’s purchase price for each share was equal to 90% of the lowest closing price of the Company’s common stock on the NASDAQ Capital Market for the five trading days preceding the closing date. Pursuant to the Purchase Agreement and a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (File No. 333-248531), during the Commitment Period we sold 72,955 shares of our common stock to the Investor for an aggregate purchase price of $659,070, before deducting offering expenses payable by us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company. In designing and evaluating our disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

There have been no changes to our risk factors from those disclosed in our annual report on Form 10-K filed with the SEC on December 28, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Common Stock Purchase Agreement dated October 26, 2020 by and between NuZee, Inc. and Triton Funds LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2020, SEC File Number 001-39338)

10.2	Form of Restricted Stock Award Agreement under the NuZee, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2021, SEC File Number 001-39338)

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

*** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 12, 2021	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer and President (Principal Executive Officer), Secretary, Treasurer, and Director

		By:	/s/ Shanoop Kothari
Shanoop Kothari, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer) and Director

