Form 10-Q
period 2021-03-31
NuZee, Inc.
filed 2021-05-17
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_____________

Commission File No. 001-39338

NUZEE, INC.

(exact name of registrant as specified in its charter)

Nevada	38-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 401 Capital Avenue, Suite B, Plano, TX, 75074

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

As of May 12, 2021, the registrant had 17,820,390 shares of common stock outstanding.

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

Forward-looking statements in this report may include, without limitation, statements regarding:

●	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our products;

●	the impact to our business from the COVID-19 global crisis;

●	the evolving coffee preferences of North American coffee consumers;

●	the size and growth of the markets for our products and services;

●	our commercialization, marketing and manufacturing capabilities and strategy, including our business plans pertaining to CBD-blended coffee products;

●	our ability to compete with companies producing similar beverage products;

●	our expectation that our existing capital resources will be sufficient to fund our operations for our operations for at least the next 12 months;

●	regulatory developments in the U.S. and in non-U.S. countries;

●	our ability to retain key management personnel;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to develop and maintain our corporate infrastructure, including our internal control over financial reporting;

●	our ability to develop innovative new products; and

●	our financial performance.

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

Item 1. Financial Statements.

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	September 30, 2020
ASSETS
Current assets:
Cash	$15,035,026	$4,398,545
Accounts receivable, net	261,132	195,610
Inventories, net	241,291	245,370
Prepaid expenses and other current assets	130,185	645,375
Total current assets	15,667,634	5,484,900

Property and equipment, net	881,975	1,668,348

Other assets:
Right-of-use asset - operating lease	521,983	652,197
Right-of-use asset - finance lease	-	105,825
Investments	179,339	183,314
Other assets	81,926	80,559
Total other assets	783,248	1,021,895

Total assets	$17,332,857	$8,175,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,249	$49,778
Current portion of long-term loan payable	57,815	56,072
Current portion of lease liability - operating lease	227,979	263,678
Current portion of lease liability - finance lease	26,123	21,598
Accrued expenses	699,575	703,069
Deferred income	47,516	34,000
Other current liabilities	321,687	104,525
Total current liabilities	1,422,944	1,232,720

Non-current liabilities:
Lease liability - operating lease, net of current portion	303,601	395,713
Lease liability - finance lease, net of current portion	63,418	78,400
Loan payable - long term, net of current portion	29,131	56,845
Other noncurrent liabilities	22,437	21,707
	418,587	552,665

Total liabilities	1,841,531	1,785,385

Stockholders’ equity:
Common stock; 100,000,000 shares authorized, $0.00001 par value; 17,820,390 and 14,570,105 shares issued	178	146
Additional paid in capital	61,549,965	40,472,229
Accumulated deficit	(46,254,458)	(34,272,778)
Accumulated other comprehensive income	195,641	190,161
Total stockholders’ equity	15,491,326	6,389,758

Total liabilities and stockholders’ equity	$17,332,857	$8,175,143

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31 ,2021	Three Months Ended March 31 ,2020	Six Months Ended March 31 ,2021	Six Months Ended March 31 ,2020
Revenues	$414,064	$393,392	$932,051	$939,600
Cost of sales	423,113	496,692	939,397	919,865
Gross Profit (Loss)	(9,049)	(103,300)	(7,346)	19,735

Operating expenses	6,111,759	2,413,632	12,015,585	5,963,465
Loss from operations	(6,120,808)	(2,516,932)	(12,022,931)	(5,943,730)

Loss from investment in unconsolidated affiliate	(1,919)	-	(3,975)	-
Other income	41,093	1,134	53,714	2,981
Other expense	(244)	(15)	(813)	(2,599)
Interest expense	(3,730)	(5,407)	(7,675)	(10,125)
Net loss	(6,085,608)	(2,521,220)	(11,981,680)	(5,953,473)
Net income (loss) attributable to noncontrolling interest	-	(30,969)	-	(41,990)
Net loss attributable to NuZee, Inc.	$(6,085,608)	$(2,490,251)	$(11,981,680)	$(5,911,483)

Basic and diluted loss per common share	$(0.40)	$(0.18)	$(0.80)	$(0.43)

Basic and diluted weighted average number of common stock outstanding	15,260,986	13,729,104	14,998,201	13,714,223

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

For the three months eneded	NuZee, Inc.		Noncontrolling Interests		Total
March 31	2021	2020	2021	2020	2021	2020
Net loss	$(6,085,608)	$(2,490,251)	$-	$(30,969)	$(6,085,608)	$(2,521,220)

Foreign currency translation	3,824	(96,949)	-	75,196	3,824	(21,753)
Total other comprehensive income (loss), net of tax	3,824	(96,949)	-	75,196	3,824	(21,753)
Comprehensive income (loss)	$(6,081,784)	$(2,587,200)	$-	$44,227	$(6,081,784)	$(2,542,973)

For the six months eneded	NuZee, Inc.		Noncontrolling Interests		Total
March 31	2021	2020	2021	2020	2021	2020
Net loss	$(11,981,680)	$(5,911,483)	$-	$(41,990)	$(11,981,680)	$(5,953,473)

Foreign currency translation	5,480	(69,719)	-	80,838	5,480	11,119
Total other comprehensive income (loss), net of tax	5,480	(69,719)	-	80,838	5,480	11,119
Comprehensive income (loss)	$(11,976,200)	$(5,981,202)	$-	$38,848	$(11,976,200)	$(5,942,354)

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee , Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2020	14,570,105	$146	$40,472,229	$(34,272,778)	$190,161	$6,389,758

Equity securities issued for cash	324,959	3	2,683,977	-	-	2,683,980
Stock option expense	-	-	4,507,298	-	-	4,507,298
Exercise of stock options	6,000	-	9,180	-	-	9,180
Other comprehensive gain	-	-	-	-	1,656	1,656
Net loss	-	-	-	(5,896,072)	-	(5,896,072)

Balance December 31, 2020	14,901,064	$149	$47,672,684	$(40,168,850)	$191,817	$7,695,800

Equity securities issued for cash	2,782,111	28	11,017,276	-	-	11,017,304
Common stock issued for compensation	137,215	1	870,999	-	-	871,000
Stock option expense	-	-	1,989,006	-	-	1,989,006
Other comprehensive gain	-	-	-	-	3,824	3,824
Net loss	-	-	-	(6,085,608)	-	(6,085,608)

Balance March 31, 2021	17,820,390	$178	$61,549,965	$(46,254,458)	$195,641	$15,491,326

NuZee , Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

						Accumulated
			Additional			other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	capital	deficit	interest	income (loss)	Total

Balance September 30, 2019	13,617,366	$137	$28,898,344	$(24,795,687)	$102,903	$(90,635)	$4,115,062

Equity securities issued for cash	111,738	1	1,994,522	-	-	-	1,994,523
Stock option expense	-	-	2,220,861	-	-	-	2,220,861
Other comprehensive gain	-	-	-	-	5,642	27,230	32,872
Net loss	-	-	-	(3,421,232)	(11,021)	-	(3,432,253)

Balance December 31, 2019	13,729,104	$138	$33,113,727	$(28,216,919)	$97,524	$(63,405)	$4,931,065

Stock option expense	-	-	962,490	-	-	-	962,490
Other comprehensive gain / (loss)	-	-	-	-	75,196	(96,949)	(21,753)
Net loss	-	-	-	(2,490,251)	(30,969)	-	(2,521,220)

Balance March 31, 2020	13,729,104	$138	$34,076,217	$(30,707,170)	$141,751	$(160,354)	$3,350,582

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020

Operating activities:
Net loss	$(11,981,680)	$(5,953,473)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and Amortization	161,911	209,386
Noncash lease expense	142,664	55,189
Stock option expense	6,496,304	3,183,351
Property and equipment impairment	840,391	-
Common stock issued for compensation	871,000	-
Sales allowance	(2,003)	-
Write-off of deferred offering costs	477,605	-
Loss from investment in unconsolidated affiliate	3,975	-
Change in operating assets and liabilities:
Accounts receivable	(63,519)	211,383
Accounts receivable - Related party	-	(130)
Inventories	4,079	203,428
Prepaid expense and other current assets	50,448	(32,094)
Other current assets - Related party	-	460
Other asset	(1,367)	(24,552)
Accounts payable	(7,529)	(141,891)
Deferred income	13,516	-
Other non-current liabilities	730	6,999
Operating lease liabilities	(127,811)	(45,210)
Other current liabilities	217,162	-
Finance lease liabilities	-	(9,209)
Other current liabilities - related party	-	(744)
Accrued expense and other current liabilities	(16,357)	101,355

Net cash used in operating activities	(2,920,481)	(2,235,752)

Investing activities:
Cash paid for deferred offering cost	-	(403,554)
Cash paid for purchase of fixed assets, net	(122,554)	(16,306)
Net cash used in investing activities	(122,554)	(419,860)

Financing activities:
Proceeds from exercise of options	9,180	-
Repayment of loans	(25,971)	(52,453)
Repayment of finance lease	(10,457)	-
Stock issuance costs	(669,433)	-
Proceeds from issuance of equity securities	14,370,717	1,994,523
Net cash provided by financing activities	13,674,036	1,942,070

Effect of foreign exchange on cash and cash equivalents	5,480	11,119

Net change in cash	10,636,481	(702,423)

Cash, beginning of period	4,398,545	1,326,040
Cash, end of period	$15,035,026	$623,617

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,792	$1,774
Cash paid for taxes	$1,050	$800

Non-cash transactions
Recognition of right-of-use asset and lease liability upon adoption of ASU 2016-02	$-	$517,263
Finance lease of equipment to pay off accounts payable	$-	$124,540
Recognition of right-of-use asset and lease liability during the period	$-	$115,603

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) March 31, 2021

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

On September 28, 2020, the Company entered into a Stock Transfer Agreement with Eguchi Holdings Co., Ltd. (“EHCL”), pursuant to which the Company sold to EHCL for an aggregate sale price of approximately $34,000 all of its equity interests in its former majority-owned subsidiary, NuZee JAPAN Co., Ltd. (“NuZee JP”), representing 70% of the outstanding equity interests of NuZee JP.

The Company has two wholly owned international subsidiaries in NuZee KOREA Ltd. (“NuZee KR”) and NuZee Investment Co., Ltd. (“NuZee INV”).

Stock Split

On October 28, 2019, we completed a l-for-3 reverse stock split, which became effective on November 12, 2019. All share and per share information included in these financial statements and notes thereto give effect to the reverse stock split.

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of March 31, 2021 and March 31, 2020, the total number of common stock equivalents was 7,435,702 and 1,705,000, respectively, comprised of stock options and warrants as of March 31, 2021 and entirely of stock options as of March 31, 2020. The Company incurred a net loss for the three and six months ended March 31, 2021 and 2020, respectively, and therefore basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.

As of March 31, 2021, the Company had cash of $15,035,026. However, the Company has not attained profitable operations since inception.

Major Customers

In the six months ended March 31, 2021 and 2020, revenue was primarily derived from major customers disclosed below.

Six months ended March 31, 2021:

C ustomer Name	Sales Amount	% of Total Revenue Accounts	Receivable Amount	% of Total Accounts Receivable
Customer WP	$261,799	28%	$111,975	43%

Six months ended March 31, 2020:

C ustomer Name	Sales Amount	% of Total Revenue Accounts	Receivable Amount	% of Total Accounts Receivable
Customer K	$284,099	30%	$206,905	63%
Customer WP	$247,520	26%	$115,471	35%
Customer J	$151,925	16%	$21,302	6%

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

The impact of ASU No. 2016-02 (“Leases (Topic 842)” on our consolidated balance sheet beginning October 1, 2020, through the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases are as follows:

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

As of March 31, 2021, our operating leases had a weighted average remaining lease term of 2.1 years and a weighted-average discount rate of 5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2020	$652,197
Amortization during the period	(130,214)
ROU Asset –March 31, 2021	$521,983

Lease Liability – October 1, 2020	$659,391
Amortization during the period	(127,811)
Lease Liability – March 31, 2021	$531,580

Lease Liability – Short-Term	$227,979
Lease Liability – Long-Term	303,601
Lease Liability – Total	$531,580

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of March 31, 2021:

Amounts due within 12 months of March 31,

2022	$255,678
2023	151,812
2024	128,928
2025	32,468
2026	-
Total Minimum Lease Payments	568,886
Less Effect of Discounting	(37,306)
Present Value of Future Minimum Lease Payments	531,580
Less Current Portion of Operating Lease Obligations	(227,979)
Long-Term Operating Lease Obligations	$303,601

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month for the next 60 months. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,540 for the purchase of this equipment. This transaction was accounted for as a financing lease. As of March 31, 2021, our financing lease had a remaining lease term of 3.25 years and a discount rate of 12.75%. The interest expense on finance lease liabilities for the six months ended March 31, 2021 was $6,100.

The following summarizes ROU assets under finance leases at March 31, 2021:

ROU asset-finance lease at September 30, 2020	$105,825
Impairment	(105,825)
ROU asset-finance lease at March 31, 2021	$-

The table below summarizes future minimum finance lease payments at March 31, 2021 for the 12 months ended March 31:

2022	$33,113
2023	33,113
2024	33,113
2025	11,038
2026	-
Total Minimum Lease Payments	110,377
Amount representing interest	(20,836)
Present Value of Minimum Lease Payments	89,541
Current Portion of Finance Lease Obligations	(26,123)
Finance Lease Obligations, Less Current Portion	$63,418

The Company leases office space with terms ranging from month to month to 61 months. Rent expense included in general and administrative expense for the six months ended March 31, 2021 and 2020 was $168,050 and $168,620, respectively.

Cash and non cash activities associated with the leases for the six months ended March 31, 2021 are as follows:

Operating cash outflows from operating leases:	$143,234
Operating cash outflows from finance lease:	$6,100
Financing cash outflows from finance lease:	$10,457

In September 2020, we subleased the space at 1700 Capital Avenue in Plano, Texas, effective October 1, 2020 under favorable terms that are co-terminus with the original lease ending June 30, 2024. In the six months ended March 31, 2021, we received revenue of $53,647 pursuant to the sublease, which is included in Other income on our consolidated statement of operations. Future minimum lease payments to be received under that sublease as of March 31, 2021, for the 12 months ended March 31:

2022	$121,492
2023	125,104
2024	128,881
2025	32,459
2026	—
Total	407,936

Loans

On April 1, 2019, NuZee purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at March 31, 2021 and September 30, 2020, amounted to $24,192 and $27,916, respectively.

On February 15, 2019 NuZee KR entered into equipment financing for production equipment with ShinHan Bank for $60,563. On June 28, 2019 NuZee KR purchased additional equipment and increased the loan with ShinHan Bank by $86,518. The loan is secured by our production equipment at NuZee KR. The financing bears a term of 36 months at a rate of 4.33% per annum. Principal payments began in July of 2019. The outstanding balance on this loan at March 31, 2021 and September 30, 2020, amounted to $62,754 and $85,001, respectively.

The loan payments required for the next five remaining fiscal years are as follows:

	Ford Motor Credit	ShinHan Bank	Total
2021 (April – September 2021)	$3,777	$39,746
2022 (October 2021 – March 2022)	3,832	10,460
Total Current Portion	$7,609	$50,206	$57,815

2022 (April – September 2022)	$3,888	$12,548
2023	7,947	-
2024	4,748	-
2025	-	-
Total LT Portion	$16,583	$12,548	$29,131
Grand Total	$24,192	$62,754	$86,946

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

Revenue is recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The adoption of Topic 606 did not have a material impact on our consolidated financial statements.

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustments comprising accumulated other comprehensive income (loss) amounted to $5,480 and $(69,719) for the six months ended March 31, 2021 and 2020, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At March 31, 2021 and September 30, 2020, the carrying value of inventory of $241,291 and $245,370 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	March 31, 2021	September 30, 2020
Raw materials	$189,514	$176,231
Finished goods	51,777	69,139
Less – Inventory reserve	-	-
Total	$241,291	$245,370

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

The Company accounts for NLA using the equity method of accounting since the management of day to day operations at NLA ultimately lies with the Company’s joint venture partner as the operations of NLA are based in its partners facilities and our partner appoints the Chairman of the joint Board. As of March 31, 2021, the only activity in NLA was the contribution of two machines as described above and other start up related activities. $3,975 of a loss was recognized under the equity method of accounting during the six months ended March 31, 2021.

2.	GEOGRAPHIC CONCENTRATION

The Company is organized in three geographical segments. The Company co-packs product for customers and produces and sells its products directly in North America and Korea. The Company has investor relations operations in Japan as a majority of our shareholders are based in Japan. In March of 2021, the Company wrote off $840,391 of assets in North America as these assets were deemed to be no longer useful for the current business operations. $105,825 of the impairment was related to the ROU asset and $734,566 was to property and equipment. This write off is included in operating expenses on our consolidated statement of operations for the three months and six months ended March 31, 2021. These assets are co-packing equipment that have limited capabilities compared with other equipment the Company is currently utilizing. Since we have yet to utilize this equipment since it was delivered, we have determined their usefulness to our future operations is limited. Information about the Company’s geographic operations are as follows:

Geographic Concentrations

	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020
Net Revenue:
North America	$658,338	$636,687
Japan	-	234,014
South Korea	273,713	68,899
	$932,051	$939,600

Property and equipment, net:	As of March 31, 2021	As of September 30, 2020
North America	$616,868	$1,422,575
Japan	2,577	2,813
South Korea	262,530	242,960
	$881,975	$1,668,348

3. RELATED PARTY TRANSACTIONS

For the six months ended March 31, 2021, we sold $15,998 of materials to NLA.

4. ISSUANCE OF EQUITY SECURITIES

During the six months ended March 31, 2021, the Company sold (i) 72,955 shares of common stock to Triton Funds LP in a registered public offering for aggregate net proceeds of $534,494 pursuant to a Common Stock Purchase Agreement dated as of October 26, 2020 and a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248531), and (ii) 256,338 shares of common stock at $9.14 per share for aggregate net proceeds of $2,149,486 pursuant to Securities Act registration exemptions under Regulation S and/or Section 4(a)(2) of the Securities Act. In addition, as further described below, during the six months ended March 31, 2021, the Company sold pursuant to an Underwriting Agreement dated as of March 19, 2021 and a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248531) (i) 2,777,777 units (“Units”) in an underwritten registered public offering for aggregate net proceeds of $11,017,304 which includes the proceeds from the underwriter’s full exercise of their overallotment option with respect to the warrant component of the Units, as further described below, with each Unit consisting of (a) one share of our common stock, (b) one Series A warrant (each, a “Series A Warrant” and collectively, the “Series A Warrants”) to purchase one share of our common stock with an initial exercise price of $4.50 per whole share, and (c) one Series B warrant (each, a “Series B Warrant” and collectively, the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase one-half share of our common stock with an initial exercise price of $5.85 per whole share, and (ii) 416,666 Series A Warrants and 416,666 Series B Warrants, each pursuant to the underwriter’s full exercise of their overallotment option with respect to such warrants. During the six months ended March 31, 2021, 6,000 shares were issued upon the exercise of stock options. As part of this exercise, the Company received $9,180 in proceeds.

On January 11, 2021, the Compensation Committee (the “Committee”) of the Company’s Board of Directors granted to Shanoop Kothari, the Company’s Chief Financial Officer, in connection with the Committee’s determination of Mr. Kothari’s annual compensation, an award of 152,215 restricted shares (the “Restricted Shares”) of the Company’s common stock under the NuZee, Inc. 2019 Stock Incentive Plan. The Restricted Shares vest as follows: (i) 50,739 Restricted Shares vested immediately (35,739 net shares were issued to Mr. Kothari following the forfeiture of 15,000 vested shares to cover taxes); (ii) 50,739 Restricted Shares will vest on March 31, 2021; and (iii) 50,737 Restricted Shares vest on March 31, 2022.

On March 11, 2021, we terminated our At Market Issuance Sales Agreement, dated September 1, 2020 (the “ATM Agreement”), with B. Riley Securities, Inc. (f/k/a/ B. Riley FBR, Inc.) and The Benchmark Company, LLC (collectively, the “Agents”), pursuant to which we could from time to time offer and sell up to an aggregate of $50.0 million of shares of our common stock through the Agents in “at-the-market-offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). We did not sell any shares of common stock under the ATM Agreement. The Company’s consolidated statement of cash flows for the six months ended March 31, 2021 includes stock issuance expenses of $477,605 in connection with the terminated ATM Agreement.

5. STOCK OPTIONS AND WARRANTS

Options

During the six months ended March 31, 2021, the Company issued 15,000 options to independent contractors and 1,141,615 options to independent Board members. The right to exercise these options shall vest and become exercisable over a period of 3 years for independent contractors and for independent board members, 1/3 of options vested immediately with the balance over a period of 2 years. The exercise price ranged from $5.10 - $16.79 per share. The options will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

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

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the six months ended March 31, 2021:

For non-employees and independent Board members	March 31, 2021
Risk-free interest rate	0.81 – 1.56%
Expected option life	10 years
Expected volatility	303 - 311%
Expected dividend yield	0.00%
Exercise price	$5.10 - $16.79

For the six months ended March 31, 2021, 167,495 options were forfeited because of the termination of employment and conclusion of Board appointment. For the six months ended March 31, 2021, 6,000 shares were issued upon the exercise of stock options.

The following table summarizes stock option activity for six months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2020	1,620,667	$5.74	7.3	$19,112,118
Granted	1,156,615	8.24
Exercised	(6,000)	1.53
Expired	-	-
Forfeited	(167,495)	13.49
Outstanding at March 31, 2021	2,603,787	$6.06	8.0	$1,606,693

Exercisable at March 31, 2021	1,386,726	$6.50	8.0	$953,361

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expenses of $6,496,304 for the six months ended March 31, 2021. Unamortized option expense as of March 31, 2021, for all options outstanding amounted to $5,257,928. These costs are expected to be recognized over a weighted- average period of 1.4 years. The Company recognized stock option expenses of $3,183,351 for the six months ended March 31, 2020.

A summary of the status of the Company’s nonvested options as of March 31, 2021, is presented below:

Nonvested options

	Number of nonvested shares	Weighted average grant date fair value
Nonvested shares at September 30, 2020	762,917	$10.60
Granted	1,156,615	8.24
Forfeited	(131,662)	11.85
Vested	(570,809)	8.13
Nonvested shares at March 31, 2021	1,217,061	9.38

Warrants

On June 23, 2020, as part of our agreement with Benchmark Company, LLC the underwriter of the Company’s June 2020 registered public offering of common stock, we issued 40,250 warrants to purchase our common stock at an exercise price of $9.00 a share. These warrants are exercisable on December 23, 2020 and expire on June 18, 2025.

On March 19, 2021, we entered into an underwriting agreement in connection with our registered public offering (the “Offering”) of (i) 2,777,777 units (the “Units”), at a price to the public of $4.50 per Unit, with each Unit consisting of (a) one share of our common stock, (b) one Series A Warrant, and (c) one Series B Warrant, and (ii) 416,666 Series A Warrants and 416,666 Series B Warrants, each pursuant to the underwriter’s full exercise of their overallotment option with respect to such warrants.

Each Series A Warrant entitles the registered holder to purchase one share of our common stock at an exercise price of $4.50 per share. Each Series B Warrant entitles the registered holder thereof to purchase one-half of a share of our common stock at an exercise price of $5.85 per whole share. These warrants have a term of 5 years.

The following table summarizes warrant activity for the six months ended March 31, 2021:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2020	40,250	$9.00	4.7	$321,598
Issued	4,791,665	4.95	5.0	-
Exercised	-	-
Expired	-	-

Outstanding March 31, 2021	4,831,915	$4.98	5.0	-

Exercisable at March 31, 2021	4,831,915	$4.98	5.0	$-

6. SUBSEQUENT EVENT

On April 22, 2021, the Compensation Committee (the “Committee”) of the Company’s Board of Directors granted to Tracy Ging, in connection with the appointment of Ms. Ging to the Board, an award of options to purchase 228,323 shares of our common stock at an exercise price of $3.03. Fifty percent of the options (114,162) vested on April 22, 2021. The remainder of the options vest in installments of 57,081 on April 22, 2022 and 57,080 on April 22, 2023.

On May 3, 2021, the Committee granted to Tomoko Toyota, in connection with the appointment of Ms. Toyota as the Company’s new Chief Marketing Officer, awards of (i) options to purchase 30,000 shares of our common stock at an exercise price of $3.13, which vest as to one third on each anniversary of the grant date, and (ii) options to purchase 120,000 shares of our common stock at an exercise price of $3.13, which vest over a three year period commencing October 1, 2021 based on the Company’s achievement of various performance targets tied to adjusted gross sales in each of fiscal year 2022, fiscal year 2023 and fiscal year 2024.

On May 10, 2021, the Committee granted to Jose Ramirez, in connection with the appointment of Mr. Ramirez as the Company’s new Chief Sales Officer and Chief Supply Chain Officer, awards of (i) options to purchase 30,000 shares of our common stock at an exercise price of $2.91, which vest as to one third on each anniversary of the grant date, and (ii) options to purchase 150,000 shares of our common stock at an exercise price of $2.91, which vest over a three year period commencing on May 10, 2021 based on the Company’s achievement of various performance targets tied to adjusted gross sales in the period from May 10, 2021 through September 30, 2021 and each of fiscal year 2022, fiscal year 2023 and fiscal year 2024.

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

Since 2016, we have been primarily focused on single serve pour over coffee production. Over this time we have developed expertise in the operation of our sophisticated packing equipment and the related production of the single serve pour over product at both our Vista, California facility and at our production operations in Korea. We plan to carry over this expertise to our Plano, Texas manufacturing facility, which serves as our new single serve pour over co-packing hub and corporate headquarters to capture the location’s logistical advantages and lower cost structure. We have co-packing and commercial arrangements pursuant to which we plan to manufacture coffee blended with water-soluble THC-free cannabidiol (“CBD”) isolate powder. We intend to offer both THC-free CBD isolate powder and THC-free broad-spectrum options pursuant to the agreements and to other CBD brands and co-packing customers. We intend to segregate the products containing CBD from conventional coffee for production and packing on separate product machines.

In November 2020, we announced a strategic partnership with Farmer Brothers Co. (“FBC”) pursuant to which we may (but are not required to) place up to 50 co-packing machines in Farmer Brothers SQF-certified facility in Northlake, Texas. FBC intends to use the co-packing machines for the exclusive purpose of manufacturing certain of our products for us, our customers and certain of FBC’s customers. By pairing Farmer Brothers manufacturing and distribution capability with NuZee’s technical expertise and products with historic demand in Asia, the partnership is expected to accelerate the scale-up in the U.S. and efficient delivery of our products to coffee companies and branded businesses.

Impact of the COVID-19 Pandemic

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In the six months ended March 31, 2021, as a result of the COVID-19 pandemic and responses to the outbreak, certain of our customers slowed or delayed purchases of our co-packing services or pour over coffee products, and we also believe that potential sales of our pour over coffee products to new or potential customers in the hospitality industry were adversely impacted. In addition, we have experienced delays in the submission and approval of custom artwork and packaging as well as the shipment to us of coffee for co-packing. We do not believe, however, that these delays had a significant effect on our business or results of operations to date. The COVID-19 crisis may have an adverse impact on our business and financial results going forward that we are not currently able to fully determine or quantify. The COVID-19 crisis may adversely affect the ability of our customers to pay for goods delivered on a timely basis, or at all. Any increase in the amount or deterioration in the collectability of accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital.

Geographic Concentration

Our operations are primarily split between two geographic areas: North America and Asia.

For the three months ended March 31, 2021, net revenues attributable to our operations in North America totaled $251,850 compared to $256,101 of net revenues attributable to our operations in North America for the three months ended March 31, 2020. For the six months ended March 31, 2021, net revenues attributable to our operations in North America totaled $658,338 compared to $636,687 of net revenues attributable to our operations in North America for the six months ended March 31, 2020. Additionally, as of March 31, 2021, $616,868 of our Property and equipment, net was attributable to our North American operations, compared to $1,422,575 attributable to our North American operations as of September 30, 2020. In March 2021, the Company wrote off $840,391 of assets in North America as these assets were deemed to be no longer useful for the current business operations. $105,825 of the impairment was related to the ROU asset and $734,566 was to property and equipment. This write off is included in operating expenses on our consolidated statement of operations for the three months ended March 31, 2021. These assets are co-packing equipment that have limited capabilities compared with other equipment the Company is currently utilizing. Since we have yet to utilize this equipment since it was delivered, we have determined their usefulness to our future operations is limited.

For the three months ended March 31, 2021, net revenues attributable to our operations in Asia totaled $162,214 compared to $137,291 of net revenues attributable to our operations in Asia during the three months ended March 31, 2020. For the six months ended March 31, 2021, net revenues attributable to our operations in Asia totaled $273,714 compared to $302,913 of net revenues attributable to our operations in Asia during the three months ended March 31, 2020. Additionally, as of March 31, 2021, $265,107 of our Property and equipment, net was attributable to our Asian operations, compared to $245,773 attributable to our Asian operations as of September 30, 2020.

Results of Operations

Comparison of three months ended March 31, 2021 and 2020:

Revenue

	Three months ended
	March 31,		Change
	2021	2020	Dollars	%
Revenue	$414,064	$393,392	$20,672	5%

For the three months ended March 31, 2021, our revenue increased by $20,672, or approximately 5%, compared with the three months ended March 31, 2020. This increase was primarily related to increased co-packing revenue partially offset by the impact from the sale of NuZee JP to Eguchi Holdings Co., Ltd. (“EHCL”) on September 28, 2020 as the results for the three months ended March 31, 2020 include revenues from NuZee JP while the results for the three months ended March 31, 2021 do not.

Cost of sales and gross margin

	Three months ended
	March 31,		Change
	2021	2020	Dollars	%
Cost of sales	$423,113	$496,692	$(73,579)	(15)%
Gross profit	$(9,049)	$(103,300)	$94,251	(91)%
Gross profit %	(2)%	(26)%

For the three months ended March 31, 2021, we incurred a total gross loss of ($9,049), from sales of our products and co-packing services, compared to a total gross loss of ($103,300) for the three months ended March 31, 2020. The gross margin rate was (2)% for the three months ended March 31, 2021, and (26%) for the three months ended March 31, 2020. This increase in margin was driven primarily by increased efficiencies resulting from additional experience in co-packing during the current year period compared to the prior year period. In the three months ended March 31, 2020, the Company incurred increased costs as it continued to scale up its co-packing operations as well as a loss incurred on the close-out of certain inventory items for a particular customer.

Operating Expenses

	Three months ended
	March 31,		Change
	2021	2020	Dollars	%
Revenue	$6,111,759	$2,413,632	$3,698,127	153%

For the three months ended March 31, 2021, the Company’s operating expenses totaled $6,111,759 compared to $2,413,632 for the three months ended March 31, 2020, representing a 153% increase. This increase is primarily attributable to an increase in stock-based compensation expense, the impairment of certain property and equipment as well as increased operating expenses associated with greater staffing levels.

Net Loss

	Three months ended
	March 31,		Change
	2021	2020	Dollars	%
Net Loss attributable to NuZee, Inc.	$6,085,608	$2,490,251	$3,595,357	144%

For the three months ended March 31, 2021, we generated net losses attributable to NuZee, Inc. of $6,085,608 versus $2,490,251 for the three months ended March 31, 2020. This increase in net losses is primarily attributable to higher stock compensation expense and operating expenses.

Comparison of six months ended March 31, 2021 and 2020:

Revenue

	Six months ended
	March 31,		Change
	2021	2020	Dollars	%
Revenue.	$932,051	$939,600	$(7,549)	(1)%

For the six months ended March 31, 2021, our revenue decreased by $7,549, or approximately 1%, compared with the six months ended March 31, 2020. This decrease was primarily related to the impact from the sale of NuZee JP to EHCL on September 28, 2020, as the results for the six months ended March 31, 2020 include revenues from NuZee JP while the results for the six months ended March 31, 2021 do not. Such decrease was partially offset by increased co-packing revenues.

Cost of sales and gross margin

	Six months ended
	March 31,		Change
	2021	2020	Dollars	%
Cost of sales	$939,397	$919,865	$19,532	2%
Gross profit	$(7,346)	$19,735	$(27,081)	(137)%
Gross profit %	(1)%	2%

For the six months ended March 31, 2021, we incurred a total gross loss of ($7,346), from sales of our products and co-packing services, compared to a total gross profit of $19,735 for the six months ended March 31, 2020. The gross margin rate was (1)% for the six months ended March 31, 2021, and 2% for the six months ended March 31, 2020. This decrease in margin was driven by the customer mix in the current period versus the prior period last year.

Operating Expenses

	Six months ended
	March 31,		Change
	2021	2020	Dollars	%
Operating Expenses.	$12,015,585	$5,963,465	$6,052,120	101%

For the six months ended March 31, 2021, the Company’s operating expenses totaled $12,015,585 compared to $5,963,465 for the six months ended March 31, 2020, representing a 101% increase. This increase is primarily attributable to an increase in stock-based compensation expense as well as increased operating expenses associated with greater staffing levels.

Net Loss

	Six months ended
	March 31,		Change
	2021	2020	Dollars	%
Net Loss attributable to NuZee, Inc.	$11,981,680	$5,911,483	$6,070,197	103%

For the six months ended March 31, 2021, we generated net losses attributable to NuZee, Inc. of $11,981,680 versus $5,911,483 for the six months ended March 31, 2020. This increase in net losses is primarily attributable to higher stock compensation expense and operating expenses.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of March 31, 2021, we had an accumulated deficit of approximately $46 million. We have not yet achieved profitability, and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. We expect to incur additional losses as a result of the costs associated with operating as an exchange-listed public company in the future. To date, we have funded our operations primarily with proceeds from equity offerings.

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

As of March 31, 2021, we had a cash balance of $15,035,026.

Summary of Cash Flows

	Six months ended
	March 31,
	2021	2020
Cash used in operating activities	$(2,920,481)	$(2,235,752)
Cash used in investing activities	$(122,554)	$(419,860)
Cash provided by financing activities	$13,674,036	$1,942,070
Effect of foreign exchange on cash	$5,480	$11,119
Net increase (decrease) in cash	$10,636,481	$(702,423)

Operating Activities

We used $2,920,481 and $2,235,752 of cash in operating activities during the six months ended March 31, 2021 and 2020, respectively, principally to fund our operating loss. Excluding the impact of stock compensation expense, the cash used in operating activities was $4,614,376 during the current fiscal year period versus $2,770,122 in the six months in the prior fiscal year. This increase was primarily attributable to the increase in operating expenses associated with greater staffing levels and professional services expenses over the current fiscal year period.

Investing Activities

We used $122,554 of cash versus used $419,860 of cash in investing activities during the six months ended March 31, 2021 and 2020, respectively, principally to fund the purchase of equipment.

Financing Activities

Historically, we have funded our operations primarily through the issuance of our common stock.

Cash provided by financing activities increased to $13,674,036 for the six months ended March 31, 2021 from $1,942,070 for the six months ended March 31, 2020. The increase in cash provided by financing activities is primarily related to the increase in proceeds from the issuance of equity securities.

Termination of ATM Agreement

On March 11, 2021, we terminated our At Market Issuance Sales Agreement, dated September 1, 2020 (the “ATM Agreement”), with B. Riley Securities, Inc. (f/k/a/ B. Riley FBR, Inc.) and The Benchmark Company, LLC (collectively, the “Agents”), pursuant to which we could from time to time offer and sell up to an aggregate of $50.0 million of shares of our common stock through the Agents in “at-the-market-offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). We did not sell any shares of common stock under the ATM Agreement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our CBD strategy may not develop as planned due to business and regulatory factors.

We have co-packing and commercial arrangements pursuant to which we plan to manufacture coffee blended with water-soluble THC-free CBD isolate powder. We intend to offer both THC-free CBD isolate powder and THC-free broad-spectrum options pursuant to the agreement and to other CBD brands and co-packing customers. Our business strategy pertaining to our CBD-blended coffee products may not develop as planned due to many business and regulatory factors. For example, many companies are entering the CBD space and we expect that the competition for market share and acceptance of new products will be significant.

Our planned CBD coffee product line is subject to varying, rapidly changing federal, state, and local laws, regulations, and rules, which could adversely affect our results of operations and financial condition. In addition, the FDA currently asserts that CBD is not a lawful ingredient in foods and dietary supplements, which could subject certain of our operations to regulatory enforcement.

As discussed above, we plan to manufacture coffee blended with water-soluble THC-free CBD isolate powder. Products that contain CBD are subject to various state and federal laws regarding the production and sale of hemp-based products. Historically, the U.S. Drug Enforcement Administration (“DEA”) considered CBD to be a Schedule I controlled substance subject to the Controlled Substances Act (“CSA”) under the definition for “marijuana.” However, the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”) removed “hemp” from the definition of “marijuana” in the CSA. “Hemp” is defined as the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol (“THC”) concentration of not more than 0.3 percent on a dry weight basis. As a result of the enactment of the 2018 Farm Bill, the CBD used in our coffee products will not be a Schedule 1 controlled substance if the Farm Bill conditions are satisfied (THC limit, for example). However, there is a risk that we could be subject to DEA enforcement action, including prosecution, if any of our coffee products are found to contain non FARM Bill compliant CBD.

In addition, although hemp and hemp-derived CBD are no longer controlled substances subject to regulation under the CSA, the FDA has stated that it is nonetheless unlawful under the Federal Food, Drug, and Cosmetic Act (“FDCA”) to market foods or dietary supplements containing CBD. Specifically, the FDCA prohibits the introduction or delivery for introduction into interstate commerce of any food or dietary supplement that contains an approved drug or a drug for which substantial clinical investigations have been instituted and made public, unless a statutory exemption applies. The FDA has stated its conclusion that this statutory prohibition applies and none of the exceptions has been met for CBD. Nevertheless, there are hundreds of CBD-containing foods and dietary supplements on the market. FDA has limited its enforcement actions to those products that bear disease/therapeutic claims.

The FDA has held public meetings and formed an internal working group to evaluate the potential pathways to market for CBD products, which could include seeking statutory changes from Congress or promulgating new regulations. If legislative action is necessary, such legislative changes could take years to finalize and may not include provisions that would enable us to produce, market and/or sell our CBD-blended coffee products, and FDA could similarly take years to promulgate new regulations. Additionally, while the agency’s enforcement focus to date has primarily been on CBD products that are associated with therapeutic claims, the agency has recently issued warning letters to companies marketing CBD products without such claims, and there is a risk that FDA could take enforcement action against our coffee products, our third-party supplier of THC-free CBD isolate powder, or those marketing similar products, which could limit or prevent us from marketing CBD-blended coffee products. While the FDA announced on March 5, 2020, that it is currently evaluating a risk-based enforcement policy for CBD to provide more clarity to industry and the public while the agency takes potential steps to establish a clear regulatory pathway, it remains unclear whether or when FDA will ultimately issue such an enforcement policy.

Moreover, local, state, federal, and international CBD, hemp and cannabis laws and regulations are rapidly changing and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance requirements or alteration of certain aspects of our CBD coffee business plan or activities in the event that our CBD-blended coffee products become subject to new restrictions, including limitation of marketing and promotion, or potential removal from the market altogether. In addition, if a regulatory authority determines, or if litigators such as class action lawyers allege, that we have not complied with the applicable regulatory requirements, our business, financial condition and results of operations may be materially adversely impacted, and we or our customers could be subject to enforcement actions or loss of business.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our activities in the hemp and CBD industry. The constant evolution of laws and regulations may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our current business plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, the Company withheld shares of Company common stock to satisfy employee minimum statutory tax withholding obligations payable upon the vesting of restricted stock pursuant to the terms of the applicable restricted stock award agreements, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	15,000	$9.12	—	—
February 1 – February 28	—	—	—	—
March 1 – March 31	—	—	—	—
Total	15,000

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Form of Restricted Stock Award Agreement under the NuZee, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2021, SEC File Number 001-39338)

10.2*	Form of Indemnification Agreement

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:	May 17, 2021		NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer and President (Principal Executive Officer), Secretary, Treasurer, and Director

		By:	/s/ Shanoop Kothari
Shanoop Kothari, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)