Form 10-Q
period 2021-06-30
NuZee, Inc.
filed 2021-08-16
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

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

As of August 16, 2021, the registrant had 17,820,390 shares of common stock outstanding.

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

Forward-looking statements in this report may include, without limitation, statements regarding:

●	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our products;

●	the impact to our business from the COVID-19 global crisis;

●	the evolving coffee preferences of North American coffee consumers;

●	the size and growth of the markets for our products and services;

●	our ability to compete with companies producing similar beverage products;

●	our expectation that our existing capital resources will be sufficient to fund our operations for at least the next 12 months;

●	regulatory developments in the U.S. and in non-U.S. countries;

●	our ability to retain key management personnel;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to develop and maintain our corporate infrastructure, including our internal control over financial reporting;

●	our ability to develop innovative new products; and

●	our financial performance.

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

Item 1. Financial Statements.

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	September 30, 2020
ASSETS
Current assets:
Cash	$12,704,257	$4,398,545
Accounts receivable, net	320,030	195,610
Inventories, net	428,856	245,370
Prepaid expenses and other current assets	321,651	645,375
Total current assets	13,774,794	5,484,900

Property and equipment, net	807,848	1,668,348

Other assets:
Right-of-use asset - operating lease	449,250	652,197
Right-of-use asset - finance lease	-	105,825
Investments	179,238	183,314
Other assets	81,921	80,559
Total other assets	710,409	1,021,895

Total assets	$15,293,051	$8,175,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,318	$49,778
Current portion of long-term loan payable	57,920	56,072
Current portion of lease liability - operating lease	162,674	263,678
Current portion of lease liability - finance lease	26,964	21,598
Accrued expenses	202,147	703,069
Deferred income	95,032	34,000
Other current liabilities	255,198	104,525
Total current liabilities	881,253	1,232,720

Non-current liabilities:
Lease liability - operating lease, net of current portion	303,599	395,713
Lease liability - finance lease, net of current portion	57,095	78,400
Loan payable - long term, net of current portion	14,590	56,845
Other noncurrent liabilities	22,435	21,707
	397,719	552,665

Total liabilities	1,278,972	1,785,385

Stockholders’ equity:
Common stock; 100,000,000 shares authorized, $0.00001 par value; 17,820,390 and 14,570,105 shares issued	178	146
Additional paid in capital	63,147,614	40,472,229
Accumulated deficit	(49,321,500)	(34,272,778)
Accumulated other comprehensive income	187,787	190,161
Total stockholders’ equity	14,014,079	6,389,758

Total liabilities and stockholders’ equity	$15,293,051	$8,175,143

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	$510,032	$191,962	$1,442,083	$1,131,562
Cost of sales	413,446	331,039	1,352,843	1,250,904
Gross Profit (Loss)	96,586	(139,077)	89,240	(119,342)

Operating expenses	3,206,552	2,378,947	15,222,137	8,342,412
Loss from operations	(3,109,966)	(2,518,024)	(15,132,897)	(8,461,754)

Loss from investment in uncosolidated affiliate	(102)	-	(4,077)	-
Other income	47,909	25,523	101,623	28,504
Other expense	(1,280)	(42,113)	(2,093)	(44,712)
Interest expense	(3,603)	(6,448)	(11,278)	(16,573)
Net loss	(3,067,042)	(2,541,062)	(15,048,722)	(8,494,535)
Net income (loss) attributable to noncontrolling interest	-	1,356	-	(40,634)
Net loss attributable to NuZee, Inc.	$(3,067,042)	$(2,542,418)	$(15,048,722)	$(8,453,901)

Basic and diluted loss per common share	$(0.17)	$(0.18)	$(0.94)	$(0.62)

Basic and diluted weighted average number of common stock outstanding	17,820,390	13,782,950	15,938,931	13,724,590

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For the three months eneded June 30	2021	2020	2021	2020	2021	2020
Net income (loss)	$(3,067,042)	$(2,542,418)	$-	$1,356	$(3,067,042)	$(2,541,062)

Foreign currency translation	(7,854)	10,209	-	530	(7,854)	10,739
Total other comprehensive income (loss), net of tax	(7,854)	10,209	-	530	(7,854)	10,739
Comprehensive income (loss)	$(3,074,896)	$(2,532,209)	$-	$1,886	$(3,074,896)	$(2,530,323)

			Noncontrolling
	NuZee, Inc.		Interests		Total
For the nine months eneded June 30	2021	2020	2021	2020	2021	2020
Net loss	$(15,048,722)	$(8,453,901)	$-	$(40,634)	$(15,048,722)	$(8,494,535)

Foreign currency translation	(2,374)	(59,510)	-	81,368	(2,374)	21,858
Total other comprehensive income (loss), net of tax	(2,374)	(59,510)	-	81,368	(2,374)	21,858
Comprehensive income (loss)	$(15,051,096)	$(8,513,411)	$-	$40,734	$(15,051,096)	$(8,472,677)

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee , Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2020	14,570,105	$146	$40,472,229	$(34,272,778)	$190,161	$6,389,758

Equity securities issued for cash	324,959	3	2,683,977	-	-	2,683,980
Stock option expense	-	-	4,507,298	-	-	4,507,298
Exercise of stock options	6,000	-	9,180	-	-	9,180
Other comprehensive gain	-	-	-	-	1,656	1,656
Net loss	-	-	-	(5,896,072)	-	(5,896,072)

Balance December 31, 2020	14,901,064	$149	$47,672,684	$(40,168,850)	$191,817	$7,695,800

Equity securities issued for cash	2,782,111	28	11,017,276	-	-	11,017,304
Common stock issued for compensation	137,215	1	870,999	-	-	871,000
Stock option expense	-	-	1,989,006	-	-	1,989,006
Other comprehensive gain	-	-	-	-	3,824	3,824
Net loss	-	-	-	(6,085,608)	-	(6,085,608)

Balance March 31, 2021	17,820,390	$178	$61,549,965	$(46,254,458)	$195,641	$15,491,326

Amortization of common stock issued for compensation	-	-	91,036	-	-	91,036
Stock option expense	-	-	1,506,613	-	-	1,506,613
Other comprehensive loss	-	-	-	-	(7,854)	(7,854)
Net loss	-	-	-	(3,067,042)	-	(3,067,042)

Balance June 30, 2021	17,820,390	$178	$63,147,614	$(49,321,500)	$187,787	$14,014,079

NuZee , Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

						Accumulated
			Additional			other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	capital	deficit	interest	loss	Total

Balance September 30, 2019	13,617,366	$137	$28,898,344	$(24,795,687)	$102,903	$(90,635)	$4,115,062

Equity securities issued for cash	111,738	1	1,994,522	-	-	-	1,994,523
Stock option expense	-	-	2,220,861	-	-	-	2,220,861
Other comprehensive gain	-	-	-	-	5,642	27,230	32,872
Net loss	-	-	-	(3,421,232)	(11,021)	-	(3,432,253)

Balance December 31, 2019	13,729,104	$138	$33,113,727	$(28,216,919)	$97,524	$(63,405)	$4,931,065

Stock option expense	-	-	962,490	-	-	-	962,490
Other comprehensive gain / (loss)	-	-	-	-	75,196	(96,949)	(21,753)
Net loss	-	-	-	(2,490,251)	(30,969)	-	(2,521,220)

Balance March 31, 2020	13,729,104	$138	$34,076,217	$(30,707,170)	$141,751	$(160,354)	$3,350,582

Equity securities issued for cash	700,000	7	4,648,167	-	-	-	4,648,174
Stock option expense	-	-	1,322,147	-	-	-	1,322,147
Other comprehensive gain	-	-	-	-	530	10,209	10,739
Net income (loss)	-	-	-	(2,542,418)	1,356	-	(2,541,062)

Balance June 30, 2020	14,429,104	$145	$40,046,531	$(33,249,588)	$143,637	$(150,145)	$6,790,580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020

Operating activities:
Net loss	$(15,048,722)	$(8,494,535)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	254,929	310,393
Noncash lease expense	215,397	101,505
Stock option expense	8,002,917	4,505,498
Property and equipment impairment	840,391	-
Inventory impairment	-	74,944
Common stock issued for compensation	962,036	-
Sales allowance	(11,562)	3,835
Write-off of deferred offering costs	477,605	-
Loss on sale of assets	-	43,012
Loss from investment in uncosolidated afffiliate	4,076	-
Change in operating assets and liabilities:
Accounts receivable	(112,858)	469,020
Accounts receivable - Related party	-	(118)
Inventories	(183,486)	151,067
Prepaid expense and other current assets	(141,018)	(122,426)
Other current assets - Related party	-	460
Other assets	(1,362)	(41,767)
Accounts payable	31,540	(199,763)
Other non-current liabilities	728	7,144
Deferred revenue	61,032	-
Operating lease liabilities	(193,118)	(83,063)
Other current liabilities	150,673	-
Other current liabilities - related party	-	(704)
Accrued expense and other current liabilities	(513,785)	271,784
Net cash used in operating activities	(5,204,587)	(3,003,714)

Investing activities:
Cash paid for purchase of fixed assets, net	(141,445)	(16,306)
Proceeds from sales of equipment	-	110,000
Net cash provided by (used in) investing activities	(141,445)	93,694

Financing activities:
Proceeds from exercise of options	9,180	-
Repayment of loans	(40,407)	(75,816)
Repayment of finance lease	(15,939)	(14,039)
Proceeds from issuance of equity securities, net of issuance costs	13,701,284	6,867,786
Net cash provided by financing activities	13,654,118	6,777,931

Effect of foreign exchange on cash and cash equivalents	(2,374)	21,858

Net change in cash	8,305,712	3,889,769

Cash, beginning of period	4,398,545	1,326,040
Cash, end of period	$12,704,257	$5,215,809

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,278	$16,573
Cash paid for taxes	$7,044	$800

Non-cash transactions
Recognition of right-of-use asset and lease liability upon adoption of ASU 2016-02	$-	$517,263
Recognition of right-of-use asset and lease liability during the period	$-	$217,674
Reclassification of common stock offering costs to additional paid in capital	$-	$1,150,989
Finance lease of equipment to pay off accounts payable	$-	$124,500
Contribution of machines to NuZee Latin America	$-	$160,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

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

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of June 30, 2021 and June 30, 2020, the total number of common stock equivalents was 8,289,864 and 1,725,000, respectively, comprised of stock options and warrants as of June 30, 2021 and entirely of stock options as of June 30, 2020. The Company incurred a net loss for the three and nine months ended June 30, 2021 and 2020, respectively, and therefore basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.

As of June 30, 2021, the Company had cash of $12,704,257. However, the Company has not attained profitable operations since inception.

Major Customers

In the nine months ended June 30, 2021 and 2020, revenue was primarily derived from major customers disclosed below.

Nine months ended June 30, 2021:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$456,247	32%	$124,814	39%

Nine months ended June 30, 2020:

C ustomer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer K	$284,099	25%	$-	0%
Customer WP	$259,925	23%	$7,767	11%
Customer J	$188,574	17%	$175	0%

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

As of June 30, 2021, our operating leases had a weighted average remaining lease term of 1.9 years and a weighted-average discount rate of 5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2020	$652,197
Amortization during the period	(202,947)
ROU Asset –June 30, 2021	$449,250
Lease Liability – October 1, 2020	$659,391
Amortization during the period	(193,118)
Lease Liability – June 30, 2021	$466,273

Lease Liability – Short-Term	$162,674
Lease Liability – Long-Term	303,599
Lease Liability – Total	$466,273

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of June 30, 2021:

Amounts due within 12 months of June 30,

2022	$238,519
2023	126,091
2024	129,873
2025	-
2026	-
Total Minimum Lease Payments	494,483
Less Effect of Discounting	(28,210)
Present Value of Future Minimum Lease Payments	466,273
Less Current Portion of Operating Lease Obligations	(162,674)
Long-Term Operating Lease Obligations	$303,599

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month for the next 60 months. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,540 for the purchase of this equipment. This transaction was accounted for as a financing lease. As of June 30, 2021, our financing lease had a remaining lease term of 3 years and a discount rate of 12.75%. The interest expense on finance lease liabilities for the nine months ended June 30, 2021 was $8,896.

The following summarizes ROU assets under finance leases at June 30, 2021:

ROU asset-finance lease at September 30, 2020	$105,825
Impairment	(105,825)
ROU asset-finance lease at June 30, 2021	$-

The table below summarizes future minimum finance lease payments at June 30, 2021 for the 12 months ended June 30:

2022	$33,113
2023	33,113
2024	33,113
2025	2,759
2026	-
Total Minimum Lease Payments	102,098
Amount representing interest	(18,039)
Present Value of Minimum Lease Payments	84,059
Current Portion of Finance Lease Obligations	(26,965)
Finance Lease Obligations, Less Current Portion	$57,094

The Company leases office space with terms ranging from month to month to 61 months. Rent expense included in general and administrative expense for the nine months ended June 30, 2021 and 2020 was $251,164 and $251,207, respectively.

Cash and non cash activities associated with the leases for the nine months ended June 30, 2021 are as follows:

Operating cash outflows from operating leases:	$215,046
Operating cash outflows from finance lease:	$8,896
Financing cash outflows from finance lease:	$15,939

In September 2020, we subleased the space at 1700 Capital Avenue in Plano, Texas, effective October 1, 2020 under favorable terms that are co-terminus with the original lease ending June 30, 2024. In the nine months ended June 30, 2021, we recognized sublease income of $59,439 pursuant to the sublease included in Other income on our financial statements. Future minimum lease payments to be received under that sublease as of June 30, 2021, for the 12 months ended June 30:

2022	$122,364
2023	126,017
2024	129,835
2025	—
2026	—
Total	$378,216

Loans

On April 1, 2019, NuZee purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at June 30, 2021 and September 30, 2020, amounted to $22,304 and $27,916, respectively.

On February 15, 2019 NuZee KR entered into equipment financing for production equipment with ShinHan Bank for $60,563. On June 28, 2019 NuZee KR purchased additional equipment and increased the loan with ShinHan Bank by $86,518. The loan is secured by our production equipment at NuZee KR. The financing bears a term of 36 months at a rate of 4.33% per annum. Principal payments began in July of 2019. The outstanding balance on this loan at June 30, 2021 and September 30, 2020, amounted to $50,206 and $85,001, respectively.

The loan payments required for the next five remaining fiscal years are as follows:

	Ford Motor Credit	ShinHan Bank	Total
2021 (July – September 2021)	$1,895	$12,551
2022 (October 2021 – June 2022)	5,819	37,655
Total Current Portion	$7,714	$50,206	$57,920

2022 (July – September 2022)	$1,895	$-
2023	7,947	-
2024	4,748	-
2025	-	-
Total LT Portion	$14,590	$-	$14,590
Grand Total	$22,304	$50,206	$72,510

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

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustments comprising accumulated other comprehensive income (loss) amounted to $(2,374) and $(59,510) for the nine months ended June 30, 2021 and 2020, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At June 30, 2021 and September 30, 2020, the carrying value of inventory of $428,856 and $245,370 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	June 30, 2021	September 30, 2020
Raw materials	$327,411	$176,231
Finished goods	101,445	69,139
Less – Inventory reserve	-	-
Total	$428,856	$245,370

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

The Company accounts for NLA using the equity method of accounting since the management of day to day operations at NLA ultimately lies with the Company’s joint venture partner as the operations of NLA are based in its partners facilities and our partner appoints the Chairman of the joint Board. As of June 30, 2021, the only activity in NLA was the contribution of two machines as described above and other start up related activities. $4,077 of a loss was recognized under the equity method of accounting during the nine months ended June 30, 2021.

2. GEOGRAPHIC CONCENTRATION

The Company is organized in three geographical segments. The Company co-packs product for customers and produces and sells its products directly in North America and Korea. The Company has investor relations operations in Japan as a majority of our shareholders are based in Japan. In March of 2021, the Company wrote off $840,391 of assets in North America as these assets were deemed to be no longer useful for the current business operations. $105,825 of the impairment was related to the ROU asset and $734,566 was related to property and equipment. This write off is included in operating expenses on our consolidated statement of operations for the nine months June 30, 2021. These assets are co-packing equipment that have limited capabilities compared with other equipment the Company is currently utilizing. Since we have yet to utilize this equipment since it was delivered, we have determined their usefulness to our future operations is limited. Information about the Company’s geographic operations are as follows:

Geographic Concentrations

	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020
Net Revenue:
North America	$1,077,986	$756,000
Japan	-	258,526
South Korea	364,097	117,036
	$1,442,083	$1,131,562

Property and equipment, net:	As of June 30, 2021	As of September 30, 2020
North America	$573,631	$1,422,575
Japan	1,808	2,813
South Korea	232,409	242,960
	$807,848	$1,668,348

3. RELATED PARTY TRANSACTIONS

For the nine months ended June 30, 2021, we sold $28,299 of materials to NLA.

4.	ISSUANCE OF EQUITY SECURITIES

During the nine months ended June 30, 2021, the Company sold (i) 72,955 shares of common stock to Triton Funds LP in a registered public offering for aggregate net proceeds of $534,494 pursuant to a Common Stock Purchase Agreement dated as of October 26, 2020 and a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248531), and (ii) 256,338 shares of common stock at $9.14 per share for aggregate net proceeds of $2,149,486 pursuant to Securities Act registration exemptions under Regulation S and/or Section 4(a)(2) of the Securities Act. In addition, as further described below, during the nine months ended June 30, 2021, the Company sold pursuant to an Underwriting Agreement dated as of March 19, 2021 and a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248531) (i) 2,777,777 units (“Units”) in an underwritten registered public offering for aggregate net proceeds of $11,017,304 which includes the proceeds from the underwriter’s full exercise of their overallotment option with respect to the warrant component of the Units, as further described below, with each Unit consisting of (a) one share of our common stock, (b) one Series A warrant (each, a “Series A Warrant” and collectively, the “Series A Warrants”) to purchase one share of our common stock with an initial exercise price of $4.50 per whole share, and (c) one Series B warrant (each, a “Series B Warrant” and collectively, the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase one-half share of our common stock with an initial exercise price of $5.85 per whole share, and (ii) 416,666 Series A Warrants and 416,666 Series B Warrants, each pursuant to the underwriter’s full exercise of their overallotment option with respect to such warrants. During the nine months ended June 30, 2021, 6,000 shares were issued upon the exercise of stock options. As part of this exercise, the Company received $9,180 in proceeds.

On January 11, 2021, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors granted to Shanoop Kothari, who was serving at the time as both the Company’s Chief Financial Officer and Chief Operating Officer, in connection with the Committee’s determination of Mr. Kothari’s annual compensation, an award of 152,215 restricted shares (the “Restricted Shares”) of the Company’s common stock under the NuZee, Inc. 2019 Stock Incentive Plan. The Restricted Shares vest as follows: (i) 50,739 Restricted Shares vested immediately (35,739 net shares were issued to Mr. Kothari following the forfeiture of 15,000 vested shares to cover taxes); (ii) 50,739 Restricted Shares vested on March 31, 2021; and (iii) 50,737 Restricted Shares were originally scheduled to vest on March 31, 2022 but are now scheduled to be accelerated to vest on Mr. Kothari’s Separation Date (as defined below) as further described in Note 6-Subsequent Events.

On March 11, 2021, we terminated our At Market Issuance Sales Agreement, dated September 1, 2020 (the “ATM Agreement”), with B. Riley Securities, Inc. (f/k/a/ B. Riley FBR, Inc.) and The Benchmark Company, LLC (collectively, the “Agents”), pursuant to which we could from time to time offer and sell up to an aggregate of $50.0 million of shares of our common stock through the Agents in “at-the-market-offerings”, as defined in Rule 415 under the Securities Act. We did not sell any shares of common stock under the ATM Agreement. The Company’s consolidated statement of cash flows for the nine months ended June 30, 2021 includes stock issuance expenses of $477,605 in connection with the terminated ATM Agreement.

5.	STOCK OPTIONS AND WARRANTS

Options

During the nine months ended June 30, 2021, the Company issued 15,000 options to independent contractors, 1,369,938 options to independent Board members and 770,000 options to employees. For independent board members, these options shall vest and become exercisable over a period of 3 years, with 50% of the options vesting immediately and the remaining 50% vesting 25% on each of the first two anniversaries of the grant date. For independent contractors, these options shall vest and become exercisable over a period of 3 years, with 33% of the options vesting on each anniversary of the grant date. For employees, these options shall vest and become exercisable either (i) in the case of time-based options, as to 1/3 on each anniversary of the grant date, or (ii) in the case of performance-based options (the “Performance-Based Options”), based on the Company’s achievement of certain performance milestones established by the Compensation Committee for each fiscal year in the fiscal years ending September 30, 2021, 2022, 2023 and 2024. During the nine months ended June 30, 2021, the Company issued a total of 622,000 Performance-Based Options, which represents the maximum number of Performance-Based Options that may be earned if all performance milestones are achieved for the applicable performance periods.

The exercise price for the options ranged from $2.91 - $16.79 per share. The options will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

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

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the nine months ended June 30, 2021:

For non-employees, employees and independent Board members	June 30, 2021
Risk-free interest rate	0.78 – 1.71%
Expected option life	10 years
Expected volatility	300 - 311%
Expected dividend yield	0.00%
Exercise price	$2.91 - $16.79

For the nine months ended June 30, 2021, 311,656 options were forfeited because of the termination of employment and conclusion of Board appointment. For the nine months ended June 30, 2021, 6,000 shares were issued upon the exercise of stock options.

The following table summarizes stock option activity for nine months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2020	1,620,667	$5.74	7.3	$19,112,118
Granted	2,154,938	5.87
Exercised	(6,000)	1.53
Expired	-	-
Forfeited	(311,656)	12.39
Outstanding at June 30, 2021	3,457,949	$5.23	8.3	$1,363,638
Exercisable at June 30, 2021	1,397,975	$6.01	7.7	$790,939

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expenses of $8,002,917 for the nine months ended June 30, 2021. Unamortized option expense as of June 30, 2021, for all options outstanding amounted to $6,520,427. These costs are expected to be recognized over a weighted- average period of 1.5 years. The Company recognized stock option expenses of $4,505,498 for the nine months ended June 30, 2020.

A summary of the status of the Company’s nonvested options as of June 30, 2021, is presented below:

Nonvested options

	Number of nonvested shares	Weighted average grant date fair value
Nonvested shares at September 30, 2020	762,917	$10.60
Granted	2,154,938	5.87
Forfeited	(158,328)	12.11
Vested	(699,554)	7.59
Nonvested shares at June 30, 2021	2,059,973	6.56

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

The following table summarizes warrant activity for the nine months ended June 30, 2021:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2020	40,250	$9.00	4.7	$321,598
Issued	4,791,665	4.95
Exercised	-	-
Expired	-	-
Outstanding June 30, 2021	4,831,915	$4.98	4.7	-
Exercisable at June 30, 2021	4,831,915	$4.98	4.7	$-

6. SUBSEQUENT EVENTS

Shanoop Kothari’s Resignation and Severance Agreement

On June 22, 2021, Shanoop Kothari notified the Company of his resignation as Chief Financial Officer. Mr. Kothari’s resignation will be effective as of August 16, 2021 (the “Separation Date”).

In connection with Mr. Kothari’s resignation, the Company entered into a Severance Agreement and General Release with Mr. Kothari on July 2, 2021 (the “Severance Agreement”). Pursuant to the Severance Agreement, Mr. Kothari’s 50,737 outstanding restricted shares of common stock were accelerated to vest on the Separation Date.

Appointment of Patrick Shearer as Chief Financial Officer and Issuance of Options

On July 2, 2021 (the “Commencement Date”), the Company appointed Patrick Shearer to be its new Chief Financial Officer, effective immediately.

In addition, pursuant to Mr. Shearer’s employment agreement, the Company granted to Mr. Shearer on the Commencement Date an award of options to purchase 200,000 shares of our common stock. Subject to Mr. Shearer’s continued employment, the options vest as follows: (i) 80,000 options shall vest upon the first anniversary of the Commencement Date; (ii) 60,000 options shall vest upon the second anniversary of the Commencement Date; and (iii) 60,000 options shall vest upon the third anniversary of the Commencement Date. The options have an exercise price of $3.12 per share and will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

CEO Compensation

On July 2, 2021, the Compensation Committee approved a grant of nonqualified performance-based options (the “Options”) to Masateru Higashida, the Company’s President and Chief Executive Officer, to purchase 896,743 shares of the Company’s common stock, which represents the maximum number of Options that may be earned if all performance milestones are achieved, as further described below. The Options will vest, if at all, based on the extent to which the Company achieves certain performance objectives relating to our earnings before income taxes in each of the fiscal years ending September 30, 2022 (“fiscal year 2022”), September 30, 2023 (“fiscal year 2023”) and September 30, 2024 (“fiscal year 2024”). Pursuant to the award agreement, (i) 179,349 Options shall vest, if at all, in fiscal year 2022, (ii) 269,023 Options shall vest, if at all, in fiscal year 2023, and (iii) 448,371 Options shall vest, if at all, in fiscal year 2024, in each case based upon our achievement of a specified amount of earnings before income taxes in the respective fiscal year. The Options have an exercise price of $3.12 per share and will expire ten years from the grant date, unless terminated earlier as provided by the option agreements. Also on July 2, 2021, the Compensation Committee awarded a deferred bonus of $75,000 payable to Mr. Higashida for his service to the Company in the prior fiscal year ended September 30, 2020.

Also on July 2, 2021, the Compensation Committee approved the parameters of the cash bonus for Mr. Higashida (the “Fiscal Year 2022 Cash Bonus”) for fiscal year 2022. Pursuant to Mr. Higashida’s Executive Employment Agreement dated as of August 15, 2017, the Compensation Committee established the relevant performance metrics and goals for determining the amount of the Fiscal Year 2022 Cash Bonus that Mr. Higashida would be entitled to receive, assuming achievement by the Company of the respective target and maximum performance levels under each metric established for fiscal year 2022. The Fiscal Year 2022 Cash Bonus, if any, payable to Mr. Higashida will be determined by the extent to which the Company achieves certain performance objectives relating to the Company’s net revenues and net cash provided by operating activities in fiscal year 2022, with a target Fiscal Year 2022 Cash Bonus opportunity of $105,000 and a maximum Fiscal Year 2022 Cash Bonus opportunity of $210,000. In addition, on July 2, 2021, the Compensation Committee approved an increase in the annual base salary payable to Mr. Higashida from $180,000 to $300,000, effective as of May 23, 2021.

Issuance of Options to New Employees

On July 29, 2021, the Company issued a total of 115,000 options to new employees, including 92,000 Performance-Based Options, which represents the maximum number of Performance-Based Options that may be earned if all performance milestones are achieved for the applicable performance periods, and 23,000 time-based options. These options shall vest and become exercisable either (i) in the case of time-based options, as to 1/3 on each anniversary of each employee’s employment start date, or (ii) in the case of the Performance-Based Options, based on either (a) the Company’s achievement of certain performance milestones established by the Compensation Committee for each fiscal year in the fiscal years ending September 30, 2021, 2022, 2023 and 2024, or (b) the employee’s achievement of certain performance milestones tied to adjusted gross sales established by the Compensation Committee for each fiscal year in the fiscal years ending September 30, 2022, 2023 and 2024.

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

Impact of the COVID-19 Pandemic

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In the nine months ended June 30, 2021, as a result of the COVID-19 pandemic and responses to the outbreak, certain of our customers slowed or delayed purchases of our co-packing services or pour over coffee products, and we also believe that potential sales of our pour over coffee products to new or potential customers in the hospitality industry were adversely impacted. In addition, we have experienced delays in the submission and approval of custom artwork and packaging as well as the shipment to us of coffee for co-packing. We do not believe, however, that these delays had a significant effect on our business or results of operations to date. The COVID-19 crisis may have an adverse impact on our business and financial results going forward that we are not currently able to fully determine or quantify. The COVID-19 crisis may adversely affect the ability of our customers to pay for goods delivered on a timely basis, or at all. Any increase in the amount or deterioration in the collectability of accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital.

Geographic Concentration

Our operations are primarily split between two geographic areas: North America and Asia.

For the three months ended June 30, 2021, net revenues attributable to our operations in North America totaled $419,648 compared to $119,313 of net revenues attributable to our operations in North America for the three months ended June 30, 2020. For the nine months ended June 30, 2021, net revenues attributable to our operations in North America totaled $1,077,986 compared to $756,000 of net revenues attributable to our operations in North America for the nine months ended June 30, 2020. Additionally, as of June 30, 2021, $573,631 of our Property and equipment, net was attributable to our North American operations, compared to $1,422,575 attributable to our North American operations as of September 30, 2020. In March 2021, the Company wrote off $840,391 of assets in North America as these assets were deemed to be no longer useful for the current business operations. $105,825 of the impairment was related to the ROU asset and $734,566 was to property and equipment. This write off is included in operating expenses on our consolidated statement of operations for the nine months ended June 30, 2021. These assets are co-packing equipment that have limited capabilities compared with other equipment the Company is currently utilizing. Since we have yet to utilize this equipment since it was delivered, we have determined their usefulness to our future operations is limited.

For the three months ended June 30, 2021, net revenues attributable to our operations in Asia totaled $90,383 compared to $72,649 of net revenues attributable to our operations in Asia during the three months ended June 30, 2020. For the nine months ended June 30, 2021, net revenues attributable to our operations in Asia totaled $364,097 compared to $375,562 of net revenues attributable to our operations in Asia during the nine months ended June 30, 2020. Additionally, as of June 30, 2021, $234,217 of our Property and equipment, net was attributable to our Asian operations, compared to $245,773 attributable to our Asian operations as of September 30, 2020.

Results of Operations

Comparison of three months ended June 30, 2021 and 2020:

Revenue

	Three months ended June 30,		Change
	2021	2020	Dollars	%
Revenue	$510,032	$191,962	$318,070	166%

For the three months ended June 30, 2021, our revenue increased by $318,070, or approximately 166%, compared with the three months ended June 30, 2020. This increase was primarily related to increased co-packing revenue partially offset by the impact from the sale of NuZee JP to Eguchi Holdings Co., Ltd. (“EHCL”) on September 28, 2020, as the results for the three months ended June 30, 2020 include revenues from NuZee JP while the results for the three months ended June 30, 2021 do not.

Cost of sales and gross margin

	Three months ended
	June 30,		Change
	2021	2020	Dollars	%
Cost of sales	$413,446	$331,039	$82,407	25%
Gross profit	96,586	($139,077)	$235,663	169%
Gross profit %	19%	(72)%

For the three months ended June 30, 2021, we incurred a total gross profit of $96,586, from sales of our products and co-packing services, compared to a total gross loss of ($139,077) for the three months ended June 30, 2020. The gross margin rate was 19% for the three months ended June 30, 2021, and (72%) for the three months ended June 30, 2020. This increase in margin was driven primarily by increased efficiencies resulting from additional experience in co-packing during the current year period compared to the prior year period. In the three months ended June 30, 2020, the Company incurred increased costs as it continued to scale up its co-packing operations.

Operating Expenses

	Three months ended
	June 30,		Change
	2021	2020	Dollars	%
Operating Expenses	$3,206,552	$2,378,947	$827,605	35%

For the three months ended June 30, 2021, the Company’s operating expenses totaled $3,206,552 compared to $2,378,947 for the three months ended June 30, 2020, representing a 35% increase. This increase is primarily attributable to an increase in stock-based compensation expense as well as increased operating expenses associated with greater staffing levels.

Net Loss

	Three months ended
	June 30,		Change
	2021	2020	Dollars	%
Net Loss attributable to NuZee, Inc.	$3,067,042	$2,542,418	$524,624	21%

For the three months ended June 30, 2021, we generated net loss attributable to NuZee, Inc. of $3,067,042 versus $2,542,418 for the three months ended June 30, 2020. This increase in net losses is primarily attributable to higher stock compensation expense and operating expenses.

Comparison of nine months ended June 30, 2021 and 2020:

Revenue

	Nine months ended
	June 30,		Change
	2021	2020	Dollars	%
Revenue	$1,442,083	$1,131,562	$310,521	27%

For the nine months ended June 30, 2021, our revenue increased by $310,521, or approximately 27%, compared with the nine months ended June 30, 2020. This increase was primarily related to increased co-packing revenues partially offset by the impact from the sale of NuZee JP to EHCL on September 28, 2020, as the results for the nine months ended June 30, 2020 include revenues from NuZee JP while the results for the nine months ended June 30, 2021 do not.

Cost of sales and gross margin

	Nine months ended
	June 30,		Change
	2021	2020	Dollars	%
Cost of sales	$1,352,843	$1,250,904	$101,939	8%
Gross profit	$89,240	$(119,342)	$208,582	175%
Gross profit %	6%	(11)%

For the nine months ended June 30, 2021, we incurred a total gross profit of $89,240, from sales of our products and co-packing services, compared to a total gross loss of ($119,342) for the nine months ended June 30, 2020. The gross margin rate was 6% for the nine months ended June 30, 2021, and (11%) for the nine months ended June 30, 2020. This increase in margin was driven primarily by increased efficiencies resulting from additional experience in co-packing during the current year period compared to the prior year period. In the nine months ended June 30, 2020, the Company incurred increased costs as it continued to scale up its co-packing operations as well as a loss incurred on the close-out of certain inventory items for a particular customer.

Operating Expenses

	Nine months ended
	June 30,		Change
	2021	2020	Dollars	%
Operating Expenses	$15,222,137	$8,342,412	$6,879,725	82%

For the nine months ended June 30, 2021, the Company’s operating expenses totaled $15,222,137 compared to $8,342,412 for the nine months ended June 30, 2020, representing a 82% increase. This increase is primarily attributable to an increase in stock-based compensation expense as well as increased operating expenses associated with greater staffing levels.

Net Loss

	Nine months ended
	June 30,		Change
	2021	2020	Dollars	%.
Net Loss attributable to NuZee, Inc.	$15,048,722	$8,453,901	$6,594,821	78%

For the nine months ended June 30, 2021, we generated net loss attributable to NuZee, Inc. of $15,048,722 versus $8,453,901 for the nine months ended June 30, 2020. This increase in net losses is primarily attributable to higher stock compensation expense and operating expenses.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of June 30, 2021, we had an accumulated deficit of approximately $49 million. We have not yet achieved profitability, and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. We expect to incur additional losses as a result of the costs associated with operating as an exchange-listed public company in the future. To date, we have funded our operations primarily with proceeds from equity offerings.

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

As of June 30, 2021, we had a cash balance of $12,704,257.

Summary of Cash Flows

	Nine Months Ended
	June 30,
	2021	2020
Cash used in operating activities	$(5,204,587)	$(3,003,714)
Cash provided by (used in) investing activities	$(141,445)	$93,694
Cash provided by financing activities	$13,654,118	$6,777,931
Effect of foreign exchange on cash	$(2,374)	$21,858
Net increase in cash	$8,305,712	$3,889,769

Operating Activities

We used $5,204,587 and $3,003,714 of cash in operating activities during the nine months ended June 30, 2021 and 2020, respectively, principally to fund our operating loss. This increase was primarily attributable to the increase in operating expenses associated with greater staffing levels and professional services expenses over the current fiscal year period.

Investing Activities

We used $141,445 of cash versus provided $93,694 of cash in investing activities during the nine months ended June 30, 2021 and 2020, respectively. Cash used in the current period was to fund the purchase of equipment versus in the prior period the cash provided was principally from the sales of equipment.

Financing Activities

Historically, we have funded our operations primarily through the issuance of our common stock.

Cash provided by financing activities increased to $13,654,118 for the nine months ended June 30, 2021 from $6,777,931 for the nine months ended June 30, 2020. The increase in cash provided by financing activities is primarily related to the increase in proceeds from the issuance of equity securities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on December 28, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Employment Agreement, dated July 2, 2021, by and between NuZee, Inc. and Patrick Shearer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2021, SEC File Number 001-39338) (1)
10.2	Severance Agreement and General Release, dated July 2, 2021, by and between NuZee, Inc. and Shanoop Kothari (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2021, SEC File Number 001-39338) (1)
10.3	Form of Stock Option Agreement under the NuZee, Inc. 2019 Stock Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2021, SEC File Number 001-39338) (1)
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document***
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1) A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601(b)(10)(iii) of Regulation S-K

* Filed herewith.

** Furnished herewith.

*** The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 16, 2021	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer and President (Principal Executive Officer), Secretary, Treasurer, and Director

		By:	/s/ Patrick Shearer
Patrick Shearer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

