Form 10-K
period 2021-09-30
NuZee, Inc.
filed 2021-12-22
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

or

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (based on the price at which the registrant’s Common Stock was last sold as of March 31, 2021, the last business day of the most recently completed second fiscal quarter), was approximately $43,338,119.

As of December 8, 2021, there were outstanding 18,203,587 shares of the registrant’s Common Stock, $0.00001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The information in Part III hereof for the fiscal year ended September 30, 2021, will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “target,” “seek,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding:

●	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our products and provide our co-packing services;

●	the impact to our business from the COVID-19 global crisis, including any supply chain interruptions;

●	the evolving coffee preferences of coffee consumers in North America and Korea;

●	the size and growth of the markets for our products and co-packing services;

●	our ability to compete with companies producing similar products or providing similar co-packing services;

●	our expectation that our existing capital resources will be sufficient to fund our operations for at least the next 12 months;

●	our expectation regarding our future co-packing revenues, including in fiscal year 2022;

●	our ability to develop innovative new products and expand our co-packing services to other products that are complementary to our current single serve coffee product offerings;

●	our reliance on third-party roasters to roast coffee beans necessary to manufacture our products and allow us to fulfill every aspect of our co-packing services;

●	regulatory developments in the U.S. and in non-U.S. countries;

●	our ability to retain key management, sales and marketing personnel;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to develop and maintain our corporate infrastructure, including our internal control over financial reporting; and

●	the outcome of pending, threatened or future litigation;

●	our financial performance.

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

PART I

ITEM 1. BUSINESS.

Overview

We are a specialty coffee company and, we believe, a leading co-packer of single serve pour over coffee in the United States, as well as a preeminent co-packer of tea-bag style coffee. Our mission is to leverage our position as a co-packer at the forefront of the North American single serve coffee market to revolutionize the way single serve coffee is enjoyed in the United States. While the United States is our core market, we also have manufacturing and sales operations in Korea and a joint venture in Latin America.

We believe we are the only commercial-scale producer that has the dual capacity to pack both single serve pour over coffee and tea-bag style coffee within the North American market. We intend to leverage our position to be the commercial manufacturer of choice for major companies seeking to enter the single serve pour over and tea-bag style coffee markets in North America. We target existing high-margin companies and are paid per-package based on the number of single serve coffee products produced by us. Accordingly, we consider our business model to be a form of tolling arrangement, as we receive a fee for almost every single serve coffee product our co-packing customers sell in the North American and Korean markets. While we financially benefit from the success of our co-packing customers through the sales of their respective single serve pour over and tea-bag style coffee products, we are also able to avoid the risks associated with owning and managing the product and its related inventory. We have also developed and sell NuZee branded single serve coffee products, including our flagship Coffee Blenders line of both single serve pour over coffee and tea-bag style coffee, which we believe offers consumers some of the best coffee available in a single serve application in the world.

We may also consider co-packaging other products that are complementary to our current product offerings and provide us with a deeper access to our customers. In addition, we are continually exploring potential strategic partnerships, co-ventures, and mergers, acquisitions, or other transactions with existing and future business partners to generate additional business, reduce manufacturing costs, expand into new markets, and further penetrate the markets in which we currently operate.

Single serve coffee products

Single serve pour over coffee

Single serve pour over coffee, or hand drip coffee, is a traditional and time-honored technique that pours hot water onto ground coffee with a prepacked coffee filter. Proponents of pour over coffee believe this method makes better coffee. Single serve pour over coffee uses the same brewing technique without a machine, with the coffee flowing straight into a cup using only hot water and the prepacked coffee filter.

Tea-bag style coffee

We introduced our tea-bag style coffee, or coffee tea bags, in 2019. The brewing method is similar to brewing tea; put the coffee tea bag in a cup, add hot water and let it sit for approximately 5 minutes. This coffee brewing method is relatively new to North America and we believe has gained attention from roasters and end consumers who want eco-friendlier alternatives to coffee pods and other types of single serve coffee. Our coffee tea bags are industrially compostable, allowing consumers to deposit the used coffee tea bag in the food scrap and yard waste bin after brewing.

Revolutionizing the single serve coffee market in North America

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

The saturation of coffee pods in the North American market, coupled with changing tastes, provides our single serve coffee products with a substantial market opportunity in North America. Our single serve coffee products also have a number of advantages over other single serve coffee alternatives:

●	Our single serve coffee solutions are portable and do not require a machine for brewing. Therefore, the consumer investment required to enjoy our product is very minimal (as opposed to machine based solutions). Single serve coffee products can easily travel and have a number of consume-later applications not available to machine based solutions (camping, travel, office, etc.).

●	We believe our product offerings are more hygienic than other, machine-based single serve alternatives. For example, the use of a machine requires cleaning and maintenance. If not periodically cleaned or if spent pods are not removed timely, this can lead to poor taste and bacterial growth.

●	Our single serve coffee products allow consumers to brew only what they need, therefore allowing mindful, responsible consumption that can reduce food waste and leads to better coffee sustainability.

●	Our single serve coffee products are brandable to the cup level, and, unlike machine-based drip systems, the branding remains visible throughout the process of preparing and consuming a cup.

We seek to establish ourselves as the leading co-packer of single serve coffee products for the North American market, and to further expand our own brands of single serve coffee products for sale directly to end consumers in order to generate increased revenues and to help accelerate consumer adoption of these brewing formats. We believe that top tier brands that want to compete in the North American single serve coffee market will demand the highest levels of quality from their manufacturing partners. We further believe that we remain a commercial-scale leader in the single serve coffee market in North America as a result of our history of working with sophisticated packing equipment manufacturers, SQF Certification from the Safe Quality Food Institute, organic certification, operational knowledge and the co-packing arrangements we are continuing to develop with companies. As a result of our ongoing efforts, we feel we are well positioned to be a co-packer of choice for companies offering single serve coffee products in the North American market.

We own sophisticated packing equipment developed by East Asian companies for pour over and tea-bag style coffee production. We believe these manufacturers are the world leaders for supplying such machines. We obtained these machines from a premier supplier of the type of high-quality packing equipment we use for our products, FUSO Industries Co. Ltd. (“FUSO”).

We understand that as single serve pour over and tea-bag style coffee products gain momentum in the North American market we will face increasing competition. However, (i) we have, and continue to develop, manufacturing expertise on increasingly complex and larger orders, (ii) we have experience dealing with companies of all sizes and their specific requirements (from small roasters to international companies) and (iii) we have SQF and organic certification.

We received SQF Certification from the Safe Quality Food Institute, which is a customary requirement to produce for large multi-national and international companies. Furthermore, we are now in the preliminary stage of obtaining Quality Management SQF Certification, which involves a comprehensive implementation of even more advanced safety and quality management systems. We are also certified as fair trade, organic, and Kosher.

Our primary focus is the development of single serve coffee products in the North American market targeting the individual consumer for use at home and office or other settings that would benefit from single serve product offerings and positioning ourselves as the leading commercial-scale co-packer of single serve pour over and tea-bag style coffee products. We may also consider co-packaging other products that are complementary to our current single serve coffee product offerings and provide us with a deeper access to our customers.

Since 2016, we have been primarily focused on single serve pour over coffee production. Over this time, we have developed expertise in the operation of our sophisticated packing equipment and the related production of our single serve pour over coffee products at both our Vista, California facility and at our production operations in Seoul, Korea. In addition, our manufacturing facility and corporate headquarters in Plano, Texas is now operational. We have also expanded our co-packing expertise to tea bag style coffee products, which we believe are gaining traction in the United States.

Our sources of revenue

Co-packing

We operate as a third-party contract packager for the finished goods of other major companies operating in the coffee beverage industry. Under these arrangements, our co-packing customers typically supply us with roasted, whole bean coffee that we produce and package into single serve pour over and tea-bag style coffee products according to their formulations and specifications. In addition, under our private label coffee development program, our team works directly with our co-packing customers in developing private labels of signature coffees. Under this program, our team of coffee experts works extensively with our co-packing customers to develop a coffee taste profile to their unique needs and then we source, roast (utilizing our third party roasting partners), blend, pack (in either our single serve pour over or tea-bag style coffee products), and package single serve coffee products to their exact specifications.

We currently focus on fostering co-packing arrangements with larger companies developing pour over and tea-bag style coffee products. We believe that as our potential co-packing customers continue to realize that we have the experience co-packing for a variety of customer sizes, we will become the co-packer of choice. The standards required to co-pack for large international companies almost always meet or exceed the standards required to co-pack for any other customer. We also believe that as our co-packing customers’ competitors realize they have single serve pour over and tea-bag style coffee solutions, they will be more motivated to develop their own such solutions and that will lead to increased co-packing opportunities for us.

In addition to larger companies, we package for smaller companies that have significant growth potential. For example, we started packaging for a particular smaller company in July 2017 and continue to do so today. This company started with smaller batch, single product SKUs but over the years has meaningfully increased order sizes as well as the number of SKUs. We are continually looking for new and innovative companies with whom we may work and grow.

As previously announced, we expect to manufacture certain Cuvée Coffee (“Cuvée”) single serve filter bag products that Cuvée plans to sell in a nationally recognized retail chain. Pursuant to our co-packing arrangement with Cuvée, we currently, and plan to continue to, manufacture single serve filter bag products according to their formulations and specifications on a purchase order basis. For a discussion of certain risks related to our co-packing arrangements, including our co-packing arrangement with Cuvée, see “Item 1A. Risk Factors” herein.

NuZee branded products

Although our primary focus is on the manufacture of single serve pour over coffee products pursuant to co-packing arrangements, we have also developed high-quality NuZee branded single serve coffee products that are sold directly to consumers. In addition to being available for direct sale to consumers, our NuZee branded products serve as samples that are provided to potential new co-packing customers to showcase our co-packing capabilities and production expertise. In this regard, our NuZee branded products are a ‘stepping-stone’ product for our co-packing customers that market high quality packaging and coffee. Sales of our NuZee branded products, including through Amazon, also help promote consumer adoption into the format and to educate coffee drinkers in the United States about this coffee format that is new to North America but widely known in East Asia.

●	Coffee Blenders. Our Coffee Blenders line of products, including both single serve pour over coffee products and tea-bag style coffee, is our flagship, high-end product line that, in addition to showcasing our production expertise, also includes what we believe to be some of the best coffee available in a single serve application in the world. We sell Coffee Blenders products mainly online and to some specialty retailers. We also have a number of potential co-packing opportunities in which our customers would contract for us to replicate one or more of our Coffee Blenders products with their foil and packing, providing further evidence of the high-quality nature of this line and coffee.

●	Twin Peaks. We currently sell our Twin Peaks single serve pour over coffee exclusively via Amazon. This program commenced in 2019 and we expect that as Amazon and its customers become more familiar with single serve pour over coffee, we will increase our revenue for this product.

●	Pine Ranch. Pine Ranch is another line of our tea bag-style coffee that is available in two distinct roasts: a medium roast called “Smooth Blend” and a dark roast called “Bold Blend”. We introduced this product line in 2019. We offer it direct to consumers through Amazon. Pine Ranch is available in dispense boxes that are suitable for offices and retail stores. Pine Ranch is a product that we can showcase to potential co-packing customers as an alternative to the pour over format.

Our business strategy

We intend to achieve our mission and further grow our business by pursuing the following strategies:

●	Continually grow our base of large national or international co-packing customers. We focus on entering into co-packing agreements with large international companies, including co-packing arrangements pursuant to our private label coffee development program. We believe that, as the U.S. market continues to gain awareness of single serve pour over and tea-bag style coffee products, we will continue to grow our base of large domestic or international co-packing customers.

●	Co-pack for smaller scale, rapidly growing, innovative coffee customers and capture their growth over time. In addition to co-packing for large domestic or international customers, we believe that select smaller scale, rapidly growing, innovative co-packing customers provide us with different opportunities versus larger customers. Large national roasters often look to these smaller scale customers for inspiration. We believe capturing these influential roasters would help us provide format visibility to the bigger roasters as well as influential consumers.

●	Increase our production capacity in response to growing demand for co-packing. In 2019, we announced a new manufacturing facility and corporate headquarters in Plano, Texas. Our manufacturing facility in Plano, Texas is now operational, and we expect this facility to provide additional production capacity in anticipation of growing demand for our co-packing services.

●	Strategically grow and expand our international operations that align with our vision. We plan to strategically grow our current international operations as well as potentially expand internationally if this growth or expansion is strategic to our vision. We believe the Korean market, albeit competitive, still has significant growth potential as well as strong market acceptance for coffee and single serve pour overs. We have also formed a joint venture for manufacturing and sales in Latin America. As we look at other potential international manufacturing locations, we look for characteristics similar to the Korean, Latin American and U.S. markets. We plan to further leverage our international operations to support our customers’ expansion into the markets in which we operate. This includes assisting our U.S. customers launching their products in Japan, Korea and Mexico.

Industry

According to the United States Department of Agriculture (“USDA”), global coffee consumption is forecast to reach 165.0 million bags in 2021/22 (a bag is equivalent to 60 kilograms), which was an increase of 1.8 million bags from the prior year. The United States is the single country with the highest projected consumption as part of this forecast.

While consumers have been purchasing single-serve coffee machines to recreate the café style experience at home, there has been an increased focus on environmental sustainability and demand for eco-friendly products. The 2019 Retail and Sustainability Survey by CGS showed that more than two-thirds of respondents consider sustainability when making a purchase and are willing to pay more for sustainable products. Greenpeace USA considered coffee pods as “one of the best examples of unnecessary single-use plastics that are polluting our planet” and the big producers of pods have been seeking eco-friendly alternatives. Sustainability is expected to continue to be a big trend in the coffee pod market, especially as some cities and local governments consider bans on the use of single-use plastic pods (akin to bans on plastic straws and plastic bags) and as consumers become increasingly concerned about throwing used plastic pods in landfills, according to Food Dive.

We believe that many of the prevalent industry trends – the continued consumption and market growth, the prevalence of “at home” consumption, the popularity of single-serve coffee brewing, the increased focus on unique coffee experiences, and consumers’ shift to eco-friendly and sustainable alternatives – will be favorable to our business.

Customers and Sales

Our co-packing customers primarily include large and small size coffee roasters and suppliers. We intend to continue to pursue such co-packing arrangements in the future. We believe this interest is due to (i) the saturation of machine based single serve coffee alternatives, (ii) increase in consumer requirements for eco-friendly packaging and (iii) our superior quality compared to other single serve coffee alternatives.

Sales to relatively few co-packing customers account for a significant percentage of our net sales, and our success depends in part on our ability to maintain good relationships with these key co-packing customers and other key retail and grocery customers.

Generally, under our co-packing arrangements, co-packing customers must issue purchase orders for our products and co-packing services. Although these purchase orders stipulate key terms including order quantity, product specifications, price, payment terms, packaging method and delivery instructions, our co-packing arrangements, including our co-packing arrangement with Cuvée, are typically not governed by any written agreement and have no minimum purchase requirements.

We also sell our NuZee branded products directly to consumers. Currently, Amazon and our www.coffeeblenders.com website are our only established domestic retail channels for direct sales to consumers of NuZee branded products. For additional information regarding our current customer base, see “Note 2. Basis of Presentation And Summary of Significant Accounting Policies—Major Customers” to our Consolidated Financial Statements.

Manufacturing

We lease manufacturing facilities in Vista, California, Plano, Texas, and Seoul, Korea, all of which are used to produce our single serve pour over or tea-bag style coffee products. These manufacturing facilities currently have the annual capacity to produce up to 300 million single serve coffee products (pour over or tea bag style). We have analyzed our current facilities considering our anticipated requirements, and we believe there is a need to optimize our manufacturing facilities to meet our future needs. We have entered into a new lease in Korea for a larger facility we are taking possession in January 2022 and are searching for a more optimal facility in the US.

Machinery for production at our manufacturing facilities comes from some of the most respected vendors in the industry. Our single serve coffee products are produced on packaging machines produced by the leading Japanese manufacturer of packaging machines, FUSO. Nitrogen and air compression machinery is capable of handling expansion, which helps to minimize any ongoing related capital expenditures for such machinery as we expand.

Raw Materials

Our primary raw material is green whole bean coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Under our co-packing arrangements, our co-packing customers typically supply us with roasted, whole bean coffee that we then produce and package into single serve pour over and tea-bag style coffee products according to their formulations and specifications. In addition, in connection with the production of our NuZee branded products and specialty coffees that we have developed for co-packing customers under our private label coffee development program, we source and purchase green whole bean coffee from multiple green coffee suppliers, and from multiple regions around the world. After being sourced by us, the green whole bean coffee is then shipped to our roasting partners where the coffee is roasted and then shipped to us for grinding, blending, packing and packaging. Maintaining a steady supply of roasted coffee beans from our co-packing customers is essential to our co-packing arrangements, and securing an adequate supply of green whole bean coffee is essential to our ability to manufacture NuZee branded products and to support the development of private labels for our co-packing customers under our private label development program. We have arrangements based on purchase orders in place with suppliers and partners for all components required to provide our co-packing services and deliver our NuZee branded products.

Our principal packaging materials include filters, foils, cartons, and craft master cases. We conduct business with multiple vendors of packaging materials on a purchase order basis.

Distribution

For distribution of our single serve coffee products to our co-packing customers, we typically rely on the distribution networks of our co-packing customers, including freight companies and common carriers arranged by them. At the request of our co-packing customers, we may also utilize a freight broker for the distribution and delivery of our products according to our co-packing customers’ instructions. We also sell NuZee branded products directly to consumers through our website and on Amazon, which are typically delivered by common carriers directly to each customer.

Intellectual Property

We currently own the following United States trademarks: “NuZee”, “NuZee Coffee (Stylized)”, “NuZee Coffee and Design”, “Coffee Blenders” and “Twin Peaks.” We are also in the process of obtaining rights to the “It’s Coffee Reimagined” trademark. We intend to continue growing our trademark portfolio in the United States with other related slogans and brands as new products are launched.

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

International operations

Korea

We established our Korean subsidiary in 2018. We are one of many producers of single serve pour over coffee products in Korea and do not have any exclusive rights for this region. Our strategy is to leverage our local relationships to secure large co-packing agreements for the markets in Korea, China and other Asian countries. Our Korean subsidiary increased its customer base in our 2021 fiscal year, and we believe that it will be able to continue to secure meaningful co-packing customers in our 2022 fiscal year.

Latin America

On January 9, 2020, we entered into a Joint Venture Agreement (the “JV Agreement”) with Industrias Marino, S.A. de C.V., a company incorporated under the laws of Mexico (“El Marino”), to form a joint venture in Mexico between us and El Marino in Mexico (“NuZee Latin America”). NuZee Latin America is organized under the laws of Mexico and is in the early stages of business development. Its primary business operations are intended to consist of the manufacture of single serve pour over coffee products for sale in Mexico, Central and South America.

Japan

We maintain a presence in Japan with an administrative office that is minimally staffed that primarily assists with import and export of sales and materials between the US and Japan.

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

The beverage industry in general, and the coffee sector, is extremely competitive. The principal areas of competition include product, quality, convenience, price, packaging, development of new products and flavors, and marketing campaigns. Our Coffee Blenders and other NuZee branded products are competing directly with Green Mountain brands and other licensed brands, as well as third-parties in the single serve coffee category who have similar formats to our products. Green Mountain brands have enjoyed broad, well-established national distribution through well-funded advertising, and product awareness. Our Coffee Blenders and other NuZee branded products also compete generally with all hot liquid refreshments, including specialty coffees and teas. Companies and brands manufacturing these products generally have far greater financial, marketing, and distribution resources than we do.

Important factors that will affect our ability to compete successfully include functional delivery of our products and co-packing services, trade and consumer promotions, the development of new, unique functions in new and various packaging formats, attractive and unique promotions, branded product advertising, pricing, and the success of the distribution networks on which we rely.

We also compete to secure distributors who will agree to market our product over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets and search placement in online stores.

Employees

As of September 30, 2021, we had a total of 20 employees in the United States, nine employees in Korea and one employee in Japan, all of whom are full-time. None of our employees are represented by a labor organization or under any collective bargaining arrangements. We believe our relationships with our employees are good.

Our operations are overseen directly by management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, product development, marketing, and research. We may expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skill sets of our core management team will be a primary asset in the development of our brands and trademarks.

Information about our Executive Officers

The following sets forth the names, ages and current positions of our executive officers as of December 22, 2021.

Masateru Higashida, age 50, has served as our Chief Executive Officer, Secretary, and Treasurer since October 2014, and as Chair of the Board since April 2013. In July 2020, Mr. Higashida was also re-appointed President of the Company. He previously also held the position of President from October 2014 until August 2017, and Chief Financial Officer from August 2014 until February 2019. Mr. Higashida previously founded multiple companies, including a Korea-based investment company and a Singapore-based investment company, and began his career in the financial industry in Nagoya, Japan.

Patrick Shearer, age 53, has served as our Chief Financial Officer since July 2021. He brings over 25 years of experience in accounting, finance, transactions, and management in a variety of industries including food and beverage. Mr. Shearer was employed by Deloitte from 1993 to 2020. Most recently at Deloitte, Mr. Shearer served as Partner, Risk and Financial Advisory Services from 2004 to 2020. During this time, he was responsible for advising corporate and private equity clients on matters including accounting, finance, mergers, acquisitions, divestitures, and capital markets in a variety of industries, including consumer, industrials, services, and technology. During his time at Deloitte, Mr. Shearer was based in the firm’s Los Angeles and San Francisco, California and Nagoya and Tokyo, Japan offices. Mr. Shearer has significant international experience having lived and worked in Japan and having completed numerous cross-border projects. Mr. Shearer earned a Bachelor of Arts degree in economics from the University of California, Los Angeles. He is a licensed certified public accountant in the State of California.

Tomoko Toyota, age 50, has served as our Chief Marketing Officer since May 2021. Ms. Toyota brings over two decades of marketing leadership experience developing global brand and business strategies, with more than 10 years in the coffee industry leading market expansion of specialty coffee products, including single serve pour over coffee. From 2018 to 2021, Ms. Toyota was in charge of brand strategy and integrated marketing as Integrated Marketing, Head of Spring at the Brooks Running Company. In this role, Ms. Toyota’s responsibilities included leading global brand strategy development for key initiatives and leading teams to develop integrated marketing campaigns. During her 13-year tenure at the Starbucks Coffee Company between 2005 and 2018, Ms. Toyota held several senior level positions including Director of Global Strategic Marketing and Innovation and Director of Starbucks Integrated Marketing and SBC. Ms. Toyota earned a Bachelor of Arts degree in Political Science from Keio Gijuku University.

Jose Ramirez, age 46, has served as our Chief Sales Officer and Chief Supply Chain Officer since May 2021. Prior to joining the Company, Mr. Ramirez worked for 12 years at Farmer Bros. Co. (“FBC”). Most recently, as the Vice President of Coffee Strategy and Sustainability for FBC, he was responsible for green coffee management, customer and vendor partnerships, and company sustainability initiatives. Mr. Ramirez has been very active in the coffee community for over 20 years, serving on several boards including the board of World Coffee Research.

Travis Gorney, age 41, has served as our Chief Innovation Officer and Vice President, Sales since May 2021. He previously served as our Chief Marketing Officer and Vice President from July 2020 to May 2021, President and Chief Operating Officer from September 2017 to July 2020, Senior VP of Sales and Marketing from January 2017 to August 2017 and VP of Sales and Supply Chain Management from February 2016 to January 2017. Mr. Gorney became a full-time employee of the Company in April 2013, following two years of consulting for Mr. Higashida on a project concerning bottled spring water from New Zealand as well as a line of certified organic beauty products. From 2008 through 2018, Mr. Gorney acted as President and CEO of Left Coast Threads, Inc., a company that operates retail clothing stores. Previously, in 2003, Mr. Gorney formed Point Blank Beverage, Inc. where, as President and CEO, he developed a premium energy drink by the name of Torque. Mr. Gorney began his career in the beverage industry as national sales manager for a start-up independent energy beverage company named Rollin X, LLC, where he worked from 2002 until 2004.

Governmental Regulation

Our Coffee Blenders and other NuZee branded products are marketed and sold as conventional food or beverages for regulatory purposes. Such products are regulated by the FDA. Ingredients in such products must be approved food additives or “Generally Regarded as Safe”. We intend to work with ingredient suppliers, manufacturers, and other trade partners that are compliant with the laws and regulation enforced by the FDA. We have not received, nor are we aware of, any inquiries or other regulatory action from the FDA or any other governmental agency regarding our products and we believe we are in full compliance with all FDA regulations.

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

ITEM 1A. RISK FACTORS

Risk Factor Summary

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully in the section titled “Risk Factors.” Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

1.	We have a history of net losses. We expect to continue to incur net losses in the future and we may never generate sufficient revenue from the commercialization of our single serve coffee products or co-packing services to achieve or sustain profitability.
2.	We may not be able to raise additional capital to fund our existing operations, market our products and co-packing services and expand our operations.
3.	We have limited operating history, which may make it difficult to evaluate our current business and to forecast our future performance.
4.	Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
5.	The COVID-19 pandemic and the appearance of new variants continues to affect our business operations and financial condition, and our liquidity could also be negatively impacted.
6.	Sales to a limited number of customers represent a significant portion of our net sales. The loss of a key customer and efforts by our customers to improve their profitability could reduce sales of NuZee branded products and revenues generated from our co-packing services and adversely affect our financial performance.
7.	Continued innovation and the successful development and timely launch of new products and co-packing services are critical to our financial results and achievement of our growth strategy.
8.	Our future financial results are difficult to predict, and failure to meet market expectations for our financial performance or any publicly announced guidance may cause the price of our stock to decline.
9.	Increased competition, including as a result of industry consolidation, could hurt our businesses, and changes in the coffee, tea and beverage environment and retail landscape could impact our financial results.
10.	Our business, growth and profitability depend on the performance of third-parties and our relationship with them, including third-party coffee roasters.
11.	Interruption or increased costs of our supply chain and sales network, including a disruption in operations at any of our facilities, could affect our ability to manufacture or distribute products and could adversely affect our business and sales.
12.	The loss of any member of our senior management team or our inability to attract and retain highly skilled personnel could have a material adverse effect on our business.
13.	A substantial portion of our sales are completed on a purchase order basis. Customers may issue fewer or smaller purchase orders than we expect under our co-packing arrangements or decide to delay or cancel orders, which could negatively impact our revenues.
14.	Because our management structure is not centralized, the management of our business operations may be more expensive and more difficult.
15.	Increases in the cost or decreases in the availability of high-quality coffee beans or other commodities could have an adverse impact on our business and financial results. Additionally, price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines.
16.	We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
17.	Any failure by us to accurately forecast customer demand for our products and co-packing services, or to quickly adjust to forecast changes, could adversely affect our business and financial results.
18.	We may not be able to adequately protect our intellectual property rights, and our competitors may be able to offer similar products and co-packing services, which would harm our competitive position. Additionally, we may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

19.	Failure to comply with applicable transfer pricing and similar regulations could harm our business and financial results.
20.	Our business operations could be disrupted due to miscommunications or translation errors. Additionally, our international sales and operations subject us to additional legal, regulatory, financial and other risks.
21.	Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.
22.	The market price of our stock may be volatile, and you could lose all or part of your investment.
23.	Despite our listing on the Nasdaq Capital Market, there can be no assurance that an active trading market for our common stock will be sustained. The NASDAQ Capital Market may subsequently delist our common stock if we fail to comply with ongoing listing standards.
24.	Our stockholders will experience dilution if we issue additional equity securities in future financing transactions.
25.	A significant portion of our total outstanding shares of common stock are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly.
26.	Our principal stockholder and management, including our Chief Executive Officer in particular, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
27.	We incur significant costs as a result of operating as a public company, and our management must devote substantial time to compliance initiatives as a result of the listing of our common stock on the Nasdaq Capital Market.
28.	We expect to incur significant costs and devote substantial management time to maintaining our disclosure controls and procedures and internal control over financial reporting, and regardless we may be unable to prevent or detect all errors or acts of fraud or to accurately and timely report our financial results or file our periodic reports in a timely manner. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.
29.	Anti-takeover provisions in our articles of incorporation and second amended and restated bylaws might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our securities.
30.	We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any profits from an investment in our common stock will depend on whether the price of our common stock increases.
31.	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
32.	Product safety and quality concerns could negatively affect our business.
33.	If we are unable to protect our information systems against service interruption or failure, misappropriation of data or breaches of security, our operations could be disrupted, we could be subject to costly government enforcement actions and private litigation and our reputation may be damaged.
34.	Currently pending, threatened or future litigation or governmental proceedings or inquiries could result in material adverse consequences, including judgments or settlements.
35.	Future acquisitions of and investments in new businesses could impact our business and financial condition.

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

Risks Related to Our Financial Condition and Capital Requirements

We have a history of net losses. We expect to continue to incur net losses in the future and we may never generate sufficient revenue from the commercialization of our single serve coffee products or co-packing services to achieve or sustain profitability.

We have incurred net losses since our inception in 2013, including net losses of $18.6 million and $9.5 million for the years ended September 30, 2021, and 2020, respectively. As of September 30, 2021, our accumulated deficit was approximately $52.8 million. We expect to incur significant sales and marketing expenses, as well as costs associated with operating as an exchange-listed public company, prior to recording sufficient revenue from our operations to offset these expenses.

These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Our ability to become and remain profitable will depend on our ability to generate significantly higher revenues from the sales of our single serve coffee products and co-packing services, which depends upon a number of factors, including but not limited to successful sales, manufacturing, marketing and distribution of our products and services.

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

While we believe that our cash and cash equivalents will be sufficient to fund our planned operations and capital expenditure requirements for at least 12 months, this evaluation is based on relevant conditions and events that are currently known or reasonably foreseeable. As a result, we could deplete our available capital resources sooner than we currently expect, and a reduction in consumer demand for, or revenues from the sale of, our single serve coffee products and co-packing services could further constrain our cash resources.

If our available cash balances and anticipated cash flow from operations are lower than we anticipate, including due to changes in our business plan, a lower demand for our products and co-packing services or other risks described in this Report, we may seek to raise additional capital sooner than currently expected. However, we may not be able raise such additional capital on favorable terms or at all.

We may also consider raising additional capital in the future to expand our business, to pursue strategic investments or acquisitions, to take advantage of financing opportunities or for other reasons, including to:

●	fund development of our products and co-packing services;
●	acquire, license or invest in technologies or intellectual property relating to our existing products;
●	acquire or invest in complementary businesses or assets; and
●	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	success of our current marketing efforts;
●	our revenue growth rate and ability to generate cash flows from sales of our products and co-packing services;
●	effects of competing technological and market developments; and
●	changes in regulatory oversight applicable to our products.

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

The credit markets and the financial services industry have in the past experienced turmoil and upheaval characterized by the bankruptcy, failure, collapse, or sale of various financial institutions and intervention from the U.S. federal government. Furthermore, the capital markets and the financial services industry are currently and expected to continue to be unpredictable and volatile due to the global impact of COVID-19. These events typically make equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing might not be available on reasonable terms, if at all. If we cannot secure additional funding when needed, including due to changes in our business plan, a lower demand for our products or co-packing services or other risks described in this Report, we may have to delay, reduce the scope of or eliminate one or more sales and marketing initiatives and development programs, which would have a materially adverse effect on our business.

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

We have little operating history and are addressing an emerging market. As a result, our current and future business prospects are difficult to evaluate. All potential investors must consider our business prospects in light of the risks and difficulties we have encountered and will continue to encounter as a company operating in a rapidly evolving market. Some of these risks relate to our potential inability to:

●	effectively manage our business and proprietary information;
●	recruit and retain sales and marketing, technical and managerial personnel;
●	recruit and retain appropriate distributor relationships;
●	successfully develop and protect our intellectual property portfolio;
●	successfully provide high quality products and co-packing services as our business expands; and
●	successfully address other risks, as described in this Report or otherwise.

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

Risks Related to Our Business

The COVID-19 pandemic continues to affect our business operations and financial condition, and our liquidity could also be negatively impacted, particularly if the United States and East Asian economies remain unstable for a significant amount of time.

In December 2019, the novel coronavirus (“COVID-19”) originated in Wuhan, China. Since its discovery, COVID-19 has spread worldwide and caused significant disruption in the international and United States economies and financial markets. Federal, state and local government responses to COVID-19 and our responses to the outbreak have all disrupted and will continue to disrupt our business. In the United States, individuals are being required to practice social distancing, in many places have been or currently still are restricted from gathering in large groups, and in some cases have been placed on complete restriction from non-essential movements outside of their homes. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of the virus have arisen globally. The impact of the Delta and Omicron variants, or other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates and the availability of vaccines in different parts of the world, the effectiveness of COVID-19 vaccines against variants, and the response by governmental bodies to reinstate restrictive measures.

The spread of COVID-19 and its variants and resulting business closings, layoffs, travel bans and restrictions and shelter-in-place or similar orders have resulted, and may result in the future, in substantial and widespread reduction in business activity and financial transactions, an increase in unemployment, reduced consumer spending, supply chain interruptions and overall economic and financial market instability, which may affect our ability to produce our products and provide our co-packing services, demand for our products and co-packing services, our revenues and our ability to collect outstanding receivables, as well as the ability of our customers to pay for goods delivered. Such federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the COVID-19 pandemic could ultimately have an adverse effect on our business, financial condition, results of operations and cash flows.

In the fiscal years ended September 30, 2020 and September 30, 2021, as a result of the COVID-19 pandemic and responses to the outbreak, certain of our customers slowed or delayed purchases of our co-packing services or single serve coffee products, and we also believe that potential sales of our single serve coffee products to new or potential customers in the hospitality industry were adversely impacted. In addition, we have experienced delays in the submission and approval of custom artwork and packaging as well as the shipment to us of coffee for co-packing from Asia. We do not believe, however, that these delays had a significant effect on our business or results of operations to date, and in some cases we have been able to mitigate these adverse effects in part by sourcing coffee and other supplies from alternative suppliers in the United States. As the COVID-19 pandemic is complex and rapidly changing, the full extent and duration of the impact of COVID-19 on our business and financial results is currently unknown and depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic and its impact on consumer spending, supply chains and overall economic and financial markets. If general economic conditions deteriorate or remain uncertain for an extended period of time, our liquidity may be harmed and the trading price of our common stock could decline significantly.

We have a corporate office in Japan and a manufacturing and sales office in Korea, and we source our manufacturing equipment and filters from East Asian companies. The continued spread of COVID-19 and the appearance of new variants and implementation of restrictive measures may adversely affect our operations in North America and Asia and our business generally, depending on the extent of its spread of the virus, the effect on international trade and commerce and on foreign and domestic travel generally of any measures taken to combat the virus, any action taken (such as the lowering of interest rates) by government entities to combat the negative macroeconomic effects of these measures, and other factors. If such circumstances continue to deteriorate, our production capabilities and demand for our products and co-packing services may decline, which would have an adverse effect on our results of operations and financial condition.

Sales to a limited number of customers represent a significant portion of our net sales. The loss of a key customer, including by consolidation in the retail channel, and efforts by our customers to improve their profitability could reduce sales of NuZee branded products and adversely affect our financial performance.

Sales to relatively few co-packing customers account for a significant percentage of our net sales, and our success depends in part on our ability to maintain good relationships with these and other key retail and grocery customers. Currently, Amazon and our www.coffeeblenders.com website are our only established domestic retail channels for direct sales to consumers of NuZee branded products. However, we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products or our co-packing services at current levels, or at all. We have arrangements with our co-packing customers primarily based on purchase orders which stipulate key terms including order quantity, product specifications, price, payment terms, packaging method and delivery instructions.

As a result, many of our key customers may cease purchasing our products or utilizing our co-packing services at any time without penalty and are free to purchase products from our competitors. There can be no assurance that our customers will continue to purchase our products or utilize our co-packing services in the same mix or quantities or on the same terms as they have in the past. The loss of one or more of our key customers, or cancellation of or reduction in the amount of purchase by our key customers, could have an adverse effect on our results of operations and financial condition.

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

Continued innovation and the successful development and timely launch of new products and co-packing services are critical to our financial results and achievement of our growth strategy.

Our primary focus is the development of single serve coffee products in the North American market targeting the individual consumer for use at home and office or other settings. In addition to single serve pour over coffee products, we have also recently expanded our co-packing expertise to tea bag style coffee products. Under our private label coffee development program, we intend to continue working with current and new customers in developing private labels of signature coffees and, in this regard, use our expertise to source, roast (utilizing our third-party roasting partners), blend, and package coffee to their exact specifications. We have also developed and sell NuZee branded products. Our growth strategy includes, among other things, further developing our NuZee branded product lines and growing our private label coffee development program to reach new co-packing customers, as well as increasing sales of our recently introduced tea bag style coffee. In the future, as part of our growth strategy, we may also consider co-packaging other products that are complementary to our current single serve coffee product offerings and provide us with a deeper access to our customers.

Our future success depends, largely, on our ability to implement these and our other growth strategies effectively. However, achievement of our growth strategy is dependent, among other things, on our ability to extend the product offerings of our existing brands and introduce innovative new products and co-packing services. Although we devote significant focus to the development of new products, including NuZee branded products, we may not be successful in developing innovative new products or our new products may not be commercially successful. We also may be unsuccessful in expanding our co-packaging services to other products that are complementary to our current single serve coffee product offerings. Additionally, our new product introductions are often time sensitive, and thus failure to deliver innovations on schedule could be detrimental to our ability to successfully launch such new products and retain partners, in addition to potentially harming our reputation and customer loyalty. If we fail to implement our growth strategies or if we invest resources in growth strategies that ultimately prove unsuccessful, our sales and profitability may be negatively affected, which would materially and adversely affect our business, financial condition and results of operations. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, manufacture, market and sell new or improved products and co-packing services in these changing marketplaces.

Our future financial results are difficult to predict, and failure to meet market expectations for our financial performance or any publicly announced guidance may cause the price of our stock to decline.

As we and our industry evolve, we expect to face new challenges with respect to our introduction of innovative products and the changing competitive landscape within the single serve category and the beverage industry. These challenges can occur at various stages, including design, supply chain and sales cycle. Any public forecasts regarding the expected performance of our business and future operating results are forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in our filings with the SEC and in our other public statements, and necessarily reflect current assumptions and judgments that may prove incorrect. As a result, there can be no assurance that our performance will be consistent with any public forecasts or that any variation from such forecasts will not be material and adverse. Failure to meet expectations, particularly with respect to operating margins, earnings per share, operating cash flows and net revenues may result in a decline and/or increased volatility in the price of our stock. In addition, price and volume fluctuations in the stock market as a whole may affect the price of our stock in ways that may be unrelated to our financial performance.

Our international sales and operations subject us to various additional legal, regulatory, financial and other risks.

We have a manufacturing and sales office in Seoul, Korea. We operate globally and are attempting to develop products and provide co-packing services in multiple countries. Consequently, we face complex legal and regulatory requirements in multiple jurisdictions, which may expose us to certain financial and other risks. International operations are subject to a variety of risks, including:

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

The beverage industry is intensely competitive and we compete with respect to product, quality, convenience, technology, innovation, and price. We face significant competition in each of our channels and marketplaces. We compete with major international beverage companies that operate in multiple geographic areas, many of which have greater financial and other resources than we do, as well as numerous companies that are primarily local in operation. Our NuZee branded products also compete against local or regional brands as well as against private label brands developed by retailers. Our ability to gain or maintain share of sales in the global marketplace or in various local marketplaces or maintain or enhance our relationships with our partners and customers may be limited as a result of actions by competitors, including as a result of increased consolidation in the food and beverage industry.

Changes in the coffee, tea and beverage environment and retail landscape could impact our financial results.

The coffee, tea and beverage environment is rapidly evolving as a result of, among other things, changes in consumer preferences; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the beverage retail landscape is dynamic and constantly evolving, not only in emerging and developing marketplaces, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed marketplaces, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Our business, growth and profitability depend on the performance of third-parties and our relationship with them.

In connection with the manufacture of NuZee branded products and private labels for our co-packing customers under our private label development program, we rely on third-party roasters to roast green whole bean coffee according to our specifications before shipping to us for grinding, blending, packing and packaging. Our reliance on third-party roasters to roast coffee beans necessary to manufacture our products and allow us to fulfill every aspect of our co-packing services subjects us to additional risks, including the possible termination of the arrangement by a third-party roaster at a time that is costly or inconvenient for us. Our third-party roasters are independent entities subject to their own unique operational and financial risks that are out of our control. If any of these third-party roasters fail to perform as required, this could cause delays in our receipt of roasted whole-bean coffee that is necessary to manufacture our products and provide our co-packing services.

In addition, a significant portion of our distribution network, and correspondingly our success in distributing our single serve coffee products, depends on the performance of third-parties. Any non-performance or deficient performance by such parties may undermine our operations and profitability. For distribution of our single serve coffee products to our co-packing customers, we typically rely on the distribution networks of our co-packing customers, including freight companies and common carriers arranged by them. At the request of our co-packing customers, we may also utilize a freight broker for the distribution and delivery of our products according to our co-packing customers’ instructions. We also sell NuZee branded products directly to consumers through our website and on Amazon, which are typically delivered by common carriers directly to each customer. The success of these distribution networks depends on the performance of brokers, distributors, common carriers and retailers. There is a risk that a broker, distributor, common carrier or retailer may refuse to or cease to market or carry our product, or that any such entity may not adequately perform its functions within the network by, without limitation, failing to distribute our products.

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

Interruption or increased costs of our supply chain and sales network, including a disruption in operations at any of our facilities, could affect our ability to manufacture or distribute products and could adversely affect our business and sales.

A disruption in operations at any of our facilities or any other disruption in our supply chain or increase in prices relating to service by our retailers, distributors, common carriers that ship goods within our distribution channels, or otherwise, whether as a result of shipping costs and delays, trade restrictions, casualty, natural disaster, weather, power loss, telecommunications failure, terrorism, labor shortages, contractual disputes, interruptions in port operations or highway arteries, pandemic, strikes, work stoppages, the financial or operational instability of key suppliers, distributors and transportation providers, or other causes, could significantly impair our ability to operate our business, adversely affect our relationship with our customers, and impact our financial condition or results of operations. In the fiscal years ended September 30, 2020 and September 30, 2021, as a result of responses to the COVID-19 pandemic, we have experienced delays in the shipment to us of coffee and packaging materials for co-packing. To date, in some cases we have been able to mitigate these adverse effects in part by sourcing coffee and other supplies from alternative suppliers in the United States, but any such mitigation efforts may not be successful in the future.

The loss of any member of our senior management team or our inability to attract and retain highly skilled personnel could have a material adverse effect on our business.

Our success depends on the skills, experience and performance of key members of our senior management team, including Masateru Higashida, our Chief Executive Officer and President, Secretary and Treasurer, Patrick Shearer, our Chief Financial Officer, Jose Ramirez, our Chief Sales Officer & Chief Supply Chain Officer, and Tomoko Toyota, our Chief Marketing Officer. The individual and collective efforts of our senior management team will be important as we continue to expand our commercial activities and develop additional products. The loss or incapacity of existing members of our senior management team could have a material adverse effect on our business and financial condition if we experience difficulties in hiring qualified successors. Our employment agreements with our executive officers are “at will”, and the retention of our executive officers for any period of time cannot be guaranteed. We do not maintain “key person” insurance on any of our employees.

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

The competition for talent is currently extremely high. In this competitive environment, our business could be adversely impacted by increases in labor costs, including wages and benefits, including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets, and increased wages, and benefits and costs related to the COVID-19 pandemic and its resurgence. In addition, our wages and benefits programs, combined with the challenging conditions due to the COVID-19 pandemic, may be insufficient to attract and retain talent.

A substantial portion of our sales are completed on a purchase order basis without any written agreements, including sales under our co-packing arrangements with Cuvée and other co-packing customers. Such co-packing customers may issue fewer or smaller purchase orders than we expect under our co-packing arrangements, which could negatively impact our revenues. In addition, although these purchase orders are generally not cancelable, such customers may decide to delay or cancel orders, which could also negatively impact our revenues.

Generally, under our co-packing arrangements, customers must issue purchase orders for our products and co-packing services. Although these purchase orders stipulate key terms including order quantity, product specifications, price, payment terms, packaging method and delivery instructions, our co-packing arrangements are typically not governed by any written agreement and have no minimum purchase requirements. In addition, although orders covered by firm purchase orders are generally not cancelable, customers may decide to delay or cancel orders, and we may have difficulty enforcing the provisions of the purchase order. In the event that customers with whom we have co-packing arrangements, including Cuvée, issue fewer or smaller purchase orders than we expect, or we experience any delays or cancellations in orders (due to current distress in the global economy caused by COVID-19, or otherwise), our revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

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

Under our co-packing arrangements, our co-packing customers typically supply us with roasted, whole bean coffee that we then produce and package into single serve pour over and tea-bag style coffee products according to their formulations and specifications. We also purchase green whole bean coffee from multiple green coffee suppliers to support the manufacture of our NuZee branded coffee products and the development of private labels under our private label development program, in which we work with co-packing customers in developing private labels of signature coffees by sourcing, blending, and packaging coffee to their exact specifications. After being sourced by us, the green whole bean coffee is then shipped to our roasting partners where the coffee is roasted and then shipped to us for grinding, blending and packaging.

The price of coffee is subject to significant volatility, and may increase due to the factors described below. The high-quality coffee beans we and our co-packing customers seek tend to trade on a negotiated basis at a premium above the commodity trading price of coffee as quoted on the Intercontinental Exchange, also known as the “C” price of coffee. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price do increase the price of high-quality coffee and also impact our ability to enter into fixed-price purchase commitments. The supply and price of coffee we and our co-packing customers purchase can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease (such as coffee rust) and pests, general increase in farm inputs and costs of production, armed conflict, labor actions, government actions and trade barriers or tariffs, inventory levels and political and economic conditions, as well as real or perceived supply shortages, an increase in green coffee purchased and sold on a negotiated basis rather than directly on commodity markets in response to higher production costs relative to “C” market prices, pandemics or other disease outbreaks (including the COVID-19 pandemic), and the actions of certain organizations and associations that have historically attempted to influence prices of coffee through agreements establishing export quotas or by restricting coffee supplies. Recently, there has been increased volatility in the “C” market price, with prices at times increasing to five-year highs. The uncertainty over several factors, including the impact of weather patterns in coffee producing regions, and global supply chain constraints and shipping shortages, caused greater uncertainty in the markets. Specifically, severe frosts and drought in Brazil currently threaten to negatively impact crop yields for multiple harvests, which could reduce supply and increase cost. In addition, the political situation in many of the Arabica coffee growing regions, including Africa, Indonesia, and Central and South America, can be unstable, and such instability could also reduce supply and increase cost. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality coffee beans could have an adverse impact on our profitability, financial condition or results of operations.

Maintaining a steady supply of roasted coffee beans from our co-packing customers is essential to our co-packing arrangements, and securing an adequate supply of green whole bean coffee is essential to our ability to manufacture NuZee branded products and to support the development of private labels for our co-packing customers. We and certain of our co-packing customers rely upon relationships with key suppliers to source coffee. If any of these supply relationships deteriorate or we or our co-packing customers are unable to renegotiate contracts with suppliers (with similar or more favorable terms) or find alternative sources for supply, we or our co-packing customers may be unable to procure a sufficient quantity of high-quality coffee beans at acceptable prices or at all. If we or our co-packing customers are not able to purchase sufficient quantities of coffee due to any of the above factors or a worldwide or regional shortage, we may not be able to fulfill the demand for our products or may suffer reduced demand for our co-packing services, which could have an adverse impact on our business and financial results.

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

While we are currently a small company and, therefore, limited in our product development, marketing and sales activities, we anticipate continued growth in our business operations commensurate with the expansion of our sales and support operations and distribution network and the commercialization of our single serve coffee products. In fiscal year 2021, we expanded our sales and support operations by adding, among others, a new Chief Sales Officer & Chief Supply Chain Officer, a new Chief Marketing Officer, a new Vice President of Business Development, and a new Vice President of Sales, North and West Coast. As of September 30, 2021, we have 30 employees and we expect to continue hiring new employees and independent contractors to support our anticipated growth. Any future growth could impose significant added responsibilities on members of our existing management and create strain on our organizational, administrative, and operational infrastructure, including sales and marketing, quality control, and customer service. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures, which in the past have been determined to be inadequate. Our status as an exchange-listed public company will require us to increase our investment in financial accounting and reporting. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure, to identify and recruit new staff and to implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our future financial performance and our ability to expand and market our single serve coffee products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

Any failure by us to accurately forecast customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results.

There is inherent risk in forecasting demand due to the uncertainties involved in assessing the current level of maturity of the single serve component of our business. We set target levels for the manufacture of our single serve coffee products and for the purchase of coffee in advance of customer orders based upon our forecasts of customer demand and those of our business partners. If our forecasts exceed demand, we could experience excess inventory in the short-term, excess manufacturing capacity in the short and long-term, and/or price decreases, all of which could impact our financial performance. Alternatively, if demand exceeds our forecasts significantly beyond our current manufacturing capacity, we may not be able to satisfy customer demand, which could result in a loss of share if our competitors are able to meet customer demands. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income.

We may not be able to adequately protect our intellectual property rights, and our competitors may be able to offer similar products and services, which would harm our competitive position.

Our success depends in part upon our intellectual property rights. We rely primarily on trademark, trade secret laws, confidentiality procedures, license agreements and contractual provisions to establish and protect our proprietary rights over our products, procedures and services. Other persons could copy or otherwise obtain and use our intellectual properties without authorization or create intellectual properties similar to ours independently. We may also pursue the registration of our domain names, trademarks and service marks in other jurisdictions, including the United States. However, we cannot assure you that we will be able to protect our proprietary rights. Further, our competitors may be able to independently develop similar intellectual property, duplicate our products and services or design around any intellectual property rights we hold. Further, our intellectual property rights may be subject to termination or expirations. The loss of intellectual property protections or the inability to timely regain intellectual property protections could harm our business and ability to compete.

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

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Report, these factors include but are not limited to:

●	the success of, or developments in, competitive products, services or technologies;
●	regulatory actions with respect to our products and our competitors;
●	the level of success of our marketing strategy;
●	our ability to obtain top-grade packing equipment for single serve coffee production, including from FUSO or any suitable alternative manufacturers;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
●	regulatory or legal developments in the United States and other countries;
●	recruitment or departure of key personnel;
●	expenses related to any of our development programs and our business in general;
●	actual or anticipated changes in financial estimates, development timelines or recommendations by securities analysts;
●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	our ability or failure to raise additional capital in equity or debt transactions;
●	costs associated with our sales and marketing initiatives;
●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;
●	sales of our common stock by us, our insiders or our other stockholders; and
●	general economic, industry and market conditions.

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

As of December 8, 2021, our executive officers and directors beneficially owned approximately 34% of our voting stock. Our Chief Executive Officer, President and Chairman of the Board of Directors individually beneficially owns approximately 28% of our voting stock. This concentration of control creates a number of risks. Our executive officers and directors, along with other holders of 5% or more of our capital stock and their respective affiliates, have the ability to exert significant influence over us through this ownership position. These stockholders may be able to exert significant influence over all matters requiring stockholder approval, including with respect to elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction, and our stockholders may find it difficult to replace members of management should our stockholders disagree with the manner in which the Company is operated. Furthermore, this concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

If material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, then there exists a risk that our consolidated financial statements may contain material misstatements that are unknown to us at that time, and such misstatements could require us to restate our financial results. The existence of a material weakness in our internal control over financial reporting may result in current and potential stockholders losing confidence in our financial reporting, which could negatively impact the market price of our common stock.

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

Currently pending, threatened or future litigation or governmental or regulatory proceedings or inquiries could result in material adverse consequences, including judgments or settlements.

We are, or may from time to time become, involved in lawsuits and other legal, governmental or regulatory proceedings or inquiries. See “Item 3. Legal Proceedings” included in this Annual Report for information regarding currently pending litigation that could have a material impact on the Company. Many of these matters raise complicated factual and legal issues and are subject to uncertainties and complexities, all of which make the matters costly to address. The timing of the final resolutions to any such lawsuits, inquiries, and other legal proceedings is uncertain.

Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our consolidated financial condition, results of operations and cash flows. Any judgment against us, the entry into any settlement agreement, or the imposition of any fine could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Future acquisitions of and investments in new businesses could impact our business and financial condition.

From time to time, we may acquire or invest in businesses or partnerships that we believe could complement our business. The pursuit of such acquisitions or investments may divert the attention of management and cause us to incur various expenses, regardless of whether the acquisition or investment is ultimately completed. In addition, acquisitions and investments may not perform as expected and we may be unable to realize the expected benefits, synergies, or developments that we may initially anticipate. Further, if we are able to successfully identify and acquire additional businesses, we may not be able to successfully integrate the acquired personnel or operations, or effectively manage the combined business following the acquisition, any of which could harm our business and financial condition.

In addition, to the extent we finance any acquisition or investment in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with shares of our common or preferred stock, it could be dilutive to our current stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office is located at 1401 Capital Avenue, Suite B, Plano, Texas 75074. The Plano location also serves as a manufacturing facility. We lease the Plano facility on an annual basis, at a cost of $3,500 per month. We lease another manufacturing facility at 2865 Scott Street, Suites 105-107 Vista, California 92081. We lease the Vista manufacturing facility on an annual basis at a cost of $8,173 per month through January 31, 2022. Subsequent to September 30, 2021, the Company entered into a one-year extension of its leased facility in Vista, California. The lease has a monthly lease expense of $8,451, plus common area expenses, and expires on January 31, 2023. We have a manufacturing and sales office in Seoul, Korea, which is leased through June 2022 at a cost of $2,490 per month. The Company also entered into a lease agreement for a new manufacturing facility in Korea with a lease term of two years from the date of taking physical possession, which is anticipated in January of 2022. The Company is required to make a lease deposit of approximately $68,000 and the monthly lease expense is approximately $6,800. Our manufacturing facilities currently have the annual capacity to produce up to 300 million single serve coffee products (pour over or tea bag style). We have analyzed our current facilities considering our anticipated requirements, and we believe there is a need to optimize our manufacturing facilities to meet our future needs. We have entered into a new lease in Korea for a larger facility, as further discussed above, and are searching for a more optimal facility in the United States.

ITEM 3. LEGAL PROCEEDINGS

On November 23, 2021, Next Vision, Inc. (the “Consultant”) filed a complaint against the Company in the Superior Court of California, County of San Diego Central Division (Case No. 37-2021-00049557-CU-BC-CTL). The Complaint alleges that the Company’s delay in issuing shares of the Company’s common stock (the “Shares”) to the Consultant after receiving due notice from the Consultant of its intent to exercise vested stock options to acquire 70,000 shares of the Company’s common stock, as initially granted in 2018 (or, as adjusted to account for the Company’s reverse stock split effected on November 12, 2019, vested stock options to acquire 23,334 shares of the Company’s common stock) (the “Options”), which had previously been issued to the Consultant as compensation for consulting services provided in 2018, breached express and implied contractual obligations to the Consultant and resulted in the Company reporting an overstated amount of income on the IRS Form 1099-B that was issued to the Consultant for U.S. federal tax purposes. In addition, the Complaint alleges that the 23,334 Shares issued to the Consultant upon exercise of the Options improperly contained a six-month restriction on resale and that such restriction prevented the Consultant from selling the Shares at the desired time. The Complaint seeks equitable relief requiring the Company to issue an IRS Form 1099-NEC to reflect the correct amount of compensation. The Complaint also seeks compensatory damages, including to recover for alleged lost profits due to the alleged improper six-month restriction on resale for the Shares, as well as punitive damages, costs of suit, attorney’s fees and interest.

We believe the allegations set forth in the Complaint are without merit and intend to defend vigorously against the allegations. However, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in its defense.

As previously disclosed, on June 27, 2019, Steeped, Inc. d/b/a Steeped Coffee (the “Plaintiff”) filed a complaint (the “Steeped Complaint”) against the Company in the United States District Court for the Northern District of California (the “District Court”), alleging that the Company’s promotion of certain coffee products and services during a trade show in 2019 constituted an infringement upon the Plaintiff’s registered trademark. The Steeped Complaint sought an injunction against the continued use of the Plaintiff’s trademarks, as well as actual and punitive damages. In May 2021, the Company entered into a settlement agreement with the Plaintiff, pursuant to which the Company denied the allegations in the Steeped Complaint, denied any liability arising therefrom, and agreed to pay $35,000 to resolve all claims asserted by the Plaintiff. As a result, a Joint Stipulation and Order for Dismissal was filed with the District Court on May 21, 2021, and the Order of the Court dismissing the case was entered on the same day.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “NUZE.” As of December 8, 2021, there were approximately 278 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Corporate Overview

Our Company

We are a specialty coffee company and, we believe, a leading co-packer of single serve pour over coffee in the United States, as well as a preeminent co-packer of tea-bag style coffee. Our mission is to leverage our position as a co-packer at the forefront of the North American single serve coffee market to revolutionize the way single serve coffee is enjoyed in the United States. While the United States is our core market, we also have manufacturing and sales operations in Korea and a joint venture in Latin America.

We believe we are the only commercial-scale producer that has the dual capacity to pack both single serve pour over coffee and tea-bag style coffee within the North American market. We intend to leverage our position to be the commercial manufacturer of choice for major companies seeking to enter the single serve pour over and tea-bag style coffee markets in North America. We target existing high-margin companies and are paid per-package based on the number of single serve coffee products produced by us. Accordingly, we consider our business model to be a form of tolling arrangement, as we receive a fee for almost every single serve coffee product our co-packing customers sell in the North American and Korean markets. While we financially benefit from the success of our co-packing customers through the sales of their respective single serve pour over and tea-bag style coffee products, we are also able to avoid the risks associated with owning and managing the product and its related inventory. We have also developed and sell NuZee branded single serve coffee products, including our flagship Coffee Blenders line of both single serve pour over coffee and tea-bag style coffee, which we believe offers consumers some of the best coffee available in a single serve application in the world.

We may also consider co-packaging other products that are complementary to our current product offerings and provide us with a deeper access to our customers. In addition, we are continually exploring potential strategic partnerships, co-ventures, and mergers, acquisitions, or other transactions with existing and future business partners to generate additional business, reduce manufacturing costs, expand into new markets, and further penetrate the markets in which we currently operate.

For additional details regarding our business, see the discussion under Business in Item 1 of Part I of this Report, which is incorporated by reference into this Part II, Item 7 of this Report.

Our sources of revenue

Co-packing

We operate as a third-party contract packager for the finished goods of other major companies operating in the coffee beverage industry. Under these arrangements, our co-packing customers typically supply us with roasted, whole bean coffee that we produce and package into single serve pour over and tea-bag style coffee products according to their formulations and specifications. In addition, under our private label coffee development program, our team works directly with our co-packing customers in developing private labels of signature coffees. Under this program, our team of coffee experts works extensively with our co-packing customers to develop a coffee taste profile to their unique needs and then we source, roast (utilizing our third-party roasting partners), blend, pack (in either our single serve pour over or tea-bag style coffee products), and package single serve coffee products to their exact specifications.

We currently focus on fostering co-packing arrangements with larger companies developing pour over and tea-bag style coffee products. We believe that as our potential co-packing customers continue to realize that we have the experience co-packing for a variety of customer sizes, we will become the co-packer of choice. The standards required to co-pack for large international companies almost always meet or exceed the standards required to co-pack for any other customer. We also believe that as our co-packing customers’ competitors realize they have a single serve pour over and tea-bag style coffee solutions, they will be more motivated to develop their own such solutions and that will lead to increased co-packing opportunities for us.

In addition to larger companies, we package for smaller companies that have significant growth potential. For example, we started packaging for a particular smaller company in July 2017 and continue to do so today. This company started with smaller batch, single product SKUs but over the years has meaningfully increased order sizes as well as the number of SKUs. We are continually looking for new and innovative companies with whom we may work and grow.

As previously announced, we expect to manufacture certain Cuvée Coffee (“Cuvée”) single serve filter bag products that Cuvée plans to sell in a nationally recognized retail chain. Pursuant to our co-packing arrangement with Cuvée, we currently, and plan to continue to, manufacture single serve filter bag products according to their formulations and specifications on a purchase order basis. For a discussion of certain risks related to our co-packing arrangements, including our co-packing arrangement with Cuvée, see “Item 1A. Risk Factors” herein.

NuZee branded products

Although our primary focus is on the manufacture of single serve pour over coffee products pursuant to co-packing arrangements, we have also developed high-quality NuZee branded single serve coffee products that are sold directly to consumers. In addition to being available for direct sale to consumers, our NuZee branded products serve as samples that are provided to potential new co-packing customers to showcase our co-packing capabilities and production expertise. In this regard, our NuZee branded products are a ‘stepping-stone’ product for our co-packing customers that market high quality packaging and coffee. Sales of our NuZee branded products, including through Amazon, also help promote consumer adoption into the format and to educate coffee drinkers in the United States about this coffee format that is new to North America but widely known in East Asia.

Impact of the COVID-19 Pandemic

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In the fiscal years ended September 30, 2021, and September 30, 2020, as a result of the COVID-19 pandemic and responses to the outbreak, certain of our customers slowed or delayed purchases of our co-packing services or pour over coffee products, and we also believe that potential sales of our pour over coffee products to new or potential customers in the hospitality industry were adversely impacted. In addition, we have experienced delays in the submission and approval of custom artwork and packaging as well as the shipment to us of coffee for co-packing. We do not believe, however, that these delays had a significant effect on our business or results of operations to date, and in some cases we have been able to mitigate these adverse effects in part by sourcing coffee and other supplies from alternative suppliers in the United States. The COVID-19 crisis may have an adverse impact on our business and financial results going forward that we are not currently able to fully determine or quantify. The COVID-19 crisis may adversely affect the ability of our customers to pay for goods delivered on a timely basis, or at all. Any increase in the amount or deterioration in the collectability of accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. See Item 1A of Part I of this Report for further discussion of risk factors related to COVID-19.

Geographic Concentration

Our operations are primarily split between two geographic areas: North America and Asia.

For the fiscal year ended September 30, 2021, net revenues attributable to our operations in North America totaled $1,441,274, compared to $1,025,151 of net revenues attributable to our operations in North America during the fiscal year ended September 30, 2020. Additionally, as of September 30, 2021, $535,966 of our Property and equipment, net was attributable to our North American operations, compared to $1,422,575 attributable to our North American operations as of September 30, 2020. In March 2021, the Company wrote off $840,391 of assets in North America as these assets were deemed to be no longer useful for the Company’s current business operations at that time. $93,375 of the impairment was related to the ROU asset and $747,016 was to property and equipment. This write off is included in operating expenses on our consolidated statement of operations for the year ended September 30, 2021. These assets are co-packing equipment that have limited capabilities compared with other equipment the Company is currently utilizing. Since we have yet to utilize this equipment since it was delivered, we have determined their usefulness to our future operations is limited.

For the fiscal year ended September 30, 2021, net revenues attributable to our operations in Asia totaled $485,386 compared to $377,980 of net revenues attributable to our operations in Asia during the fiscal year ended September 30, 2020. Additionally, as of September 30, 2021, $156,058 of our Property and equipment, net was attributable to our Asian operations, compared to $245,773 attributable to our Asian operations as of September 30, 2020.

Results of Operations

Comparison of Years ended September 30, 2021 and 2020

Revenue

	Year ended September 30,		Change
	2021	2020	Dollars	%
Revenue	$1,926,660	$1,403,131	$523,529	37%

For the year ended September 30, 2021, revenues increased by $523,529, or approximately 37%, compared with the year ended September 30, 2020. This increase was primarily related to increased co-packing revenues in North America and Korea partially offset by the impact from the sale of NuZee JP to EHCL on September 28, 2020, as the results for the year ended September 30, 2020 include revenues from NuZee JP while the results for the year ended September 30, 2021 do not.

The year-over-year growth in revenues described above was driven primarily by increased co-packing revenues. In the third and fourth quarters of fiscal year 2021, we expanded our U.S. sales and support operations by adding, among others, a new Chief Sales Officer & Chief Supply Chain Officer, a new Chief Marketing Officer, a new Vice President of Business Development, and a new Vice President of Sales, North and West Coast, which has resulted in increased orders and increased co-packing opportunities for current and potential new co-packing customers. We expect this co-packing revenue growth trend to continue throughout fiscal year 2022 as a result of our expanded sales and marketing team, as well as from additional co-packing revenues that we expect to be generated from new or potential co-packing arrangements. We expect the revenue growth trend in fiscal year 2022 to be materially similar to our revenue growth in fiscal year 2021.

Cost of sales and gross margin

	Year ended September 30,		Change
	2021	2020	Dollars	%
Cost of sales	$2,006,753	$1,642,084	$364,669	22%
Gross loss	$(80,093)	$(238,953)	$158,860	(66)%
Gross margin %	(4)%	(17)%

For the year ended September 30, 2021, we had a total gross loss of $80,093 from sales of our products, compared to a total gross loss of $238,953 for the year ended September 30, 2020. The gross margin rate was (4%) for the year ended September 30, 2021, and (17%) for the year ended September 30, 2020. This increase in margin was driven by greater scale in our manufacturing operations due to increased production during 2021 versus 2020. In the year ended September 30, 2020, the Company incurred increased costs as it continued to scale up its co-packing operations as well as a loss incurred on the close-out of certain inventory items for a particular customer.

Operating Expenses

	Year ended September 30,		Change
	2021	2020	Dollars	%
Operating Expenses	$18,559,277	$9,094,132	$9,465,145	104%

For the year ended September 30, 2021, our Company’s operating expenses totaled $18,559,277, compared to $9,094,132 for the year ended September 30, 2020, representing a $9,465,145 increase. This increase is primarily attributable to an increase in stock compensation expense and employee compensation costs associated with greater staffing levels, professional services related to fund raising and website development costs which were expensed. In addition, as further described above (see “—Geographic Concentration”), in the year ended September 30, 2021, the Company wrote off $840,391 of assets in North America as these assets were deemed to be no longer useful for the current business operations.

Net Loss

	Year ended September 30,		Change
	2021	2020	Dollars	%
Net Loss attributable to NuZee, Inc.	$18,552,030	$9,477,091	$9,074,939	96%

For the year ended September 30, 2021, we generated net losses attributable to NuZee, Inc. of $18,552,030 versus $9,477,091 for the year ended September 30, 2020. This change is primarily attributable to an increase in stock compensation expense, employee costs, professional services and website development costs offset by an increase in our gross margin due to increased production.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of September 30, 2021, we had an accumulated deficit of approximately $52.8 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses as a result of the costs associated with operating as an exchange-listed public company in the future. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

To date, we have funded our operations primarily with proceeds from the registered public offerings and private placements of shares of our common stock. Our principal use of cash is to fund our operations, which includes the commercialization of our single serve coffee products, the continuation of efforts to improve our products, administrative support of our operations and other working capital requirements.

As of September 30, 2021, we had a cash balance of $10,815,954. We believe that our cash and cash equivalents will be sufficient to fund our planned operations and capital expenditure requirements for at least 12 months from December 22, 2021. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. As a result, we could deplete our available capital resources sooner than we currently expect, and a reduction in consumer demand for, or revenues from the sale of, our single serve coffee products could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected revenues from sales of our single serve coffee products, may change as a result of many factors currently unknown to us.

In the future, we expect to receive additional funds upon the exercise for cash of outstanding warrants, if and when exercised at the election of the warrant holders, including the Warrants (as defined below) that were sold by us in March 2021 in an underwritten registered public offering. Subsequent to September 30, 2021, we issued 379,197 shares of common stock upon exercise of 379,197 Series A Warrants (as defined below) and issued 4,000 shares of common stock upon exercise of 8,000 Series B Warrants (as defined below). In connection with such exercises, in the first quarter of fiscal year 2022, we received aggregate gross proceeds of $1,729,787. For additional information regarding the Series A Warrants and Series B Warrants, see “—Summary of Cash Flows—Financing Activities” and Notes 6 and 7 to the Consolidated Financial Statements.

In the long-term, we expect we will need to raise additional funds to support our operating activities, and such funding may not be available to us on acceptable terms, or at all. Our need to raise funds will depend on a number of factors, including our ability to generate a sufficient amount of revenues from the sale of our single serve coffee products to fund our business operations and the timing and amount of funds received upon the exercise for cash of outstanding warrants by the warrant holders. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. Until we can generate a sufficient amount of revenue, we may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

Our significant contractual cash requirements as of September 30, 2021 primarily include payments for operating and finance lease liabilities and principal and interest on loans. Our current and long-term obligations related to these items are outlined in the leases portion of Note 2, Basis of Presentation and Summary of Significant Accounting Policies, and Note 3, Loans, of the Notes to Consolidated Financial Statements within this Form 10-K. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of September 30, 2021, we had payments for lease and loan obligations of approximately $533,301, of which $222,382 are payable within 12 months as of September 30, 2021. We had no purchase obligations as of September 30, 2021.

Summary of Cash Flows

	Year Ended September 30,
	2021	2020
Cash used in operating activities	$(7,107,155)	$(4,236,256)
Cash used in investing activities	$(115,361)	$(6,696)
Cash provided by financing activities	$13,632,263	$7,250,477
Effect of foreign exchange on cash	$7,662	$64,980
Net increase in cash	$6,417,409	$3,072,505

Operating Activities

We used $7,107,155 and $4,236,256 cash in operating activities during the years ended September 30, 2021 and 2020, respectively, principally to fund our operating loss. The increase in cash used in operating activities of $2,870,899 was primarily attributable to an overall increase in operating expenses for the year ended September 30, 2021, as compared to the year ended September 30, 2020.

Investing Activities

We used $115,361, versus used $6,696 of cash in investing activities during the years ended September 30, 2021 and 2020, respectively. The change in investing cash flow over this period was primarily due to no sales of equipment in 2021 as compared to 2020 in which we had proceeds from sales of equipment.

Financing Activities

Historically, we have funded our operations through the issuance of our common stock.

Cash provided from financing activities increased from $7,250,477 for the year ended September 30, 2020, to $13,632,263 for the year ended September 30, 2021.

During the fiscal year ended September 30, 2021, we sold (i) 72,955 shares of common stock to one investor in a registered public offering for aggregate net proceeds of $534,494 pursuant to a Common Stock Purchase Agreement dated as of October 26, 2020 and a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248531) (the “Registration Statement”), and (ii) 256,338 shares of common stock at $9.14 per share for aggregate net proceeds of $2,149,486 pursuant to Securities Act registration exemptions under Regulation S and/or Section 4(a)(2) of the Securities Act. In addition, during the fiscal year ended September 30, 2021, we sold pursuant to an Underwriting Agreement dated as of March 19, 2021 and a prospectus supplement to the Registration Statement (i) 2,777,777 units (“Units”) in an underwritten registered public offering for aggregate net proceeds of $11,017,304 which includes the proceeds from the underwriter’s full exercise of their overallotment option with respect to the warrant component of the Units, with each Unit consisting of (a) one share of our common stock, (b) one Series A warrant (each, a “Series A Warrant” and collectively, the “Series A Warrants”) to purchase one share of our common stock with an initial exercise price of $4.50 per whole share, and (c) one Series B warrant (each, a “Series B Warrant” and collectively, the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase one-half share of our common stock with an initial exercise price of $5.85 per whole share, and (ii) 416,666 Series A Warrants and 416,666 Series B Warrants, each pursuant to the underwriter’s full exercise of their overallotment option with respect to such warrants. The Warrant holders are obligated to pay the exercise price in cash upon exercise of the Warrants unless we fail to maintain a current prospectus relating to the common stock issuable upon the exercise of the Warrants (in which case, the Warrants may only be exercised via a “cashless” exercise provision).

During the year ended September 30, 2020, we sold (i) 111,738 shares of common stock at a weighted average net price of $17.25 per share, for an aggregate net proceeds of $1,927,338 pursuant to private offerings of common stock, (ii) 805,000 shares of common stock at a price of $9.00 per share for aggregate net proceeds of $5,427,640, after deducting underwriting discounts and commissions and offering expenses payable by us (including $225,089 of offering expenses paid in the year ended September 30, 2019), pursuant to our underwritten public offering of common stock and the related underwriting agreement dated June 18, 2020.

Termination of ATM Agreement

On March 11, 2021, we terminated our At Market Issuance Sales Agreement, dated September 1, 2020 (the “ATM Agreement”), with B. Riley Securities, Inc. (f/k/a/ B. Riley FBR, Inc.) and The Benchmark Company, LLC (collectively, the “Agents”), pursuant to which we could from time to time offer and sell up to an aggregate of $50.0 million of shares of our common stock through the Agents in “at-the-market-offerings”, as defined in Rule 415 under the Securities Act. We did not sell any shares of common stock under the ATM Agreement. The Company’s consolidated statement of cash flows for the year ended September 30, 2021 includes stock issuance expenses of $477,605 in connection with the terminated ATM Agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies footnote of the Notes to the Consolidated Financial Statements, the preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. See the Note 2, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for a summary of our accounting policies. While there are a number of significant accounting policies affecting our financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and The Report of Independent Registered Public Accounting Firm required by this item are included in this Report on pages F-1 through F-24 and are incorporated herein by reference.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders. Within 120 days after the close of our fiscal year, we intend to file with the SEC the information required by this Item.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders. Within 120 days after the close of our fiscal year, we intend to file with the SEC the information required by this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders. Within 120 days after the close of our fiscal year, we intend to file with the SEC the information required by this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders. Within 120 days after the close of our fiscal year, we intend to file with the SEC the information required by this Item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders. Within 120 days after the close of our fiscal year, we intend to file with the SEC the information required by this Item.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

	(1)	The following consolidated financial statements of the Company are incorporated by reference in Part II, Item 8—See Index to Consolidated Financial Statements

	(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

	(3)	See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on September 6, 2011, SEC File Number 333-176684)
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684)
3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157)
3.4	Second Amended and Restated Bylaws of the Company, dated April 22, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 28, 2016, SEC File Number 000-55157)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 28, 2020, SEC File Number 001-39338).
4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on May 14, 2020, SEC File Number 333-234643)
4.3	Series A Warrant Agent Agreement (including the terms of the Series A Warrant) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).
4.4	Series B Warrant Agent Agreement (including the terms of the Series B Warrant) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).
10.1†	Executive Employment Agreement dated August 17, 2019, by and between NuZee, Inc. and Masateru Higashida (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on November 12, 2019, SEC File Number 333-234643)
10.2†	Employment Agreement dated February 1, 2016, by and between NuZee, Inc. and Travis Gorney (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on November 12, 2019, SEC File Number 333-234643)
10.3†	Employment Agreement dated March 31, 2019, by and between NuZee, Inc. and Shanoop Kothari (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on November 12, 2019, SEC File Number 333-234643)
10.4†	NuZee, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on November 12, 2019, SEC File Number 333-234643)
10.5†	NuZee, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on November 12, 2019, SEC File Number 333-234643)

10.6	Multi-Tenant Industrial Triple Net Lease, dated May 9, 2019 by and between Nuzee, Inc. and Icon Owner Pool I Texas LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on March 10, 2020, SEC File Number 333-234643)
10.7	Joint Venture Agreement with respect to NuZee Latin America, S.A. de C.V., dated January 9, 2020, by and between Industrias Marino, S.A. de C.V., and NuZee, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on March 10, 2020, SEC File Number 333-234643)
10.8†	Form of Stock Option Agreement (2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on December 28, 2020, SEC File Number 001-39338).
10.9†	Form of Stock Option Agreement (2019 Stock Incentive Plan) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on December 28, 2020, SEC File Number 001-39338).
10.10†	Form of Restricted Stock Award Agreement under the NuZee, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2021, SEC File Number 001-39338).
10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2021, SEC File Number 001-39338).
10.12†	Employment Agreement, dated July 2, 2021, by and between NuZee, Inc. and Patrick Shearer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2021, SEC File Number 001-39338).
10.13†	Severance Agreement and General Release, dated July 2, 2021, by and between NuZee, Inc. and Shanoop Kothari (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2021, SEC File Number 001-39338).
10.14†	Form of Stock Option Agreement under the NuZee, Inc. 2019 Stock Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2021, SEC File Number 001-39338).
10.15†*	Employment Agreement, dated May 7, 2021 by and between NuZee, Inc. and Jose Ramirez.
21.1*	Subsidiaries of NuZee, Inc.
23.1*	Consent of MaloneBailey, LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

† Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 22, 2021.

NuZee, Inc.

By:	/s/ Masateru Higashida
Name:	Masateru Higashida
Title:	Chief Executive Officer and President
(Principal Executive Officer), Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Masateru Higashida		December 22, 2021
Masateru Higashida	Chief Executive Officer and President (Principal Executive Officer), Secretary, Treasurer, and Director

/s/ Patrick Shearer		December 22, 2021
Patrick Shearer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin J. Conner		December 22, 2021
Kevin J. Conner	Director

/s/ Tracy Ging		December 22, 2021
Tracy Ging	Director

/s/ J. Chris Jones		December 22, 2021
J. Chris Jones	Director

/s/ Nobuki Kurita		December 22, 2021
Nobuki Kurita	Director

/s/ David G. Robson		December 22, 2021
David G. Robson	Director

NUZEE, INC.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NuZee, Inc.

Plano, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NuZee, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2013.

Houston, Texas

December 21, 2021

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	September 30, 2020
ASSETS
Current assets:
Cash	$10,815,954	$4,398,545
Accounts receivable, net	555,238	195,610
Inventories, net	573,464	245,370
Prepaid expenses and other current assets	464,288	645,375
Total current assets	12,408,944	5,484,900

Property and equipment, net	692,024	1,668,348

Other assets:
Right-of-use asset - operating lease	386,587	652,197
Right-of-use asset - finance lease	-	105,825
Investment	175,425	183,314
Other assets	79,822	80,559
Total other assets	641,834	1,021,895

Total assets	$13,742,802	$8,175,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$342,790	$49,778
Current portion of long-term loan payable	43,618	56,072
Current portion of lease liability - operating lease	150,931	263,678
Current portion of lease liability - finance lease	27,833	21,598
Accrued expenses	274,009	703,069
Deferred income	175,822	34,000
Other current liabilities	138,631	104,525
Total current liabilities	1,153,634	1,232,720

Non-current liabilities:
Lease liability - operating lease, net of current portion	247,656	395,713
Lease liability - finance lease, net of current portion	50,567	78,400
Loan payable - long term, net of current portion	12,696	56,845
Other noncurrent liabilities	65,802	21,707
	376,721	552,665

Total liabilities	$1,530,355	$1,785,385

Stockholders’ equity:
Common stock; 100,000,000 shares authorized, $0.00001 par value; 17,820,390 and 14,570,105 shares issued and outstanding as of September 30, 2021 and 2020, respectively	$178	$146
Additional paid in capital	64,839,254	40,472,229
Accumulated deficit	(52,824,808)	(34,272,778)
Accumulated other comprehensive income	197,823	190,161
Total stockholders’ equity	12,212,447	6,389,758

Total liabilities and stockholders’ equity	$13,742,802	$8,175,143

The accompanying notes are an integral part of these consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2021	Year Ended September 30, 2020
Revenues, net	$1,926,660	$1,403,131
Cost of sales	2,006,753	1,642,084
Gross loss	(80,093)	(238,953)

Operating expenses	18,559,277	9,094,132
Loss from operations	(18,639,370)	(9,333,085)

Other income	144,452	30,388
Income (loss) from equity method investment	(7,889)	23,314
Other expense	(34,835)	(223,558)
Interest expense	(14,388)	(21,243)
Net loss	(18,552,030)	(9,524,184)
Net loss attributable to noncontrolling interest	-	(47,093)
Net loss attributable to NuZee, Inc.	$(18,552,030)	$(9,477,091)

Basic and diluted loss per common share	$(1.13)	$(0.68)

Basic and diluted weighted average number of common stock outstanding	16,413,162	13,867,643

The accompanying notes are an integral part of these consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

			Noncontrolling
	NuZee, Inc.		Interest		Total
For the years ended September 30, 2021 and 2020	2021	2020	2021	2020	2021	2020
Net loss	$(18,552,030)	$(9,477,091)	-	$(47,093)	$(18,552,030)	(9,524,184)

Foreign currency translation	7,662	280,796	-	(55,810)	7,662	224,986
Total other comprehensive income (loss), net of tax	7,662	280,796	-	(55,810)	7,662	224,986
Comprehensive loss	$(18,544,368)	$(9,196,295)	-	$(102,903)	$(18,544,368)	$(9,299,198)

The accompanying notes are an integral part of these consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common stock		paid-in	Accumulated	Comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total

Balance September 30, 2020	14,570,105	$146	$40,472,229	$(34,272,778)	$190,161	$6,389,758

Equity securities issued for cash	3,107,070	31	13,701,253	-	-	13,701,284
Common stock issued for compensation	137,215	1	1,251,401	-	-	1,251,402
Stock option expense	-	-	9,405,191	-	-	9,405,191
Exercise of stock options	6,000	-	9,180	-	-	9,180
Other comprehensive gain / (loss)	-	-	-	-	7,662	7,662
Net loss	-	-	-	(18,552,030)	-	(18,552,030)

Balance September 30, 2021	17,820,390	$178	$64,839,254	$(52,824,808)	$197,823	$12,212,447

						Accumulated
			Additional			Other
	Common stock		paid-in	Accumulated	Noncontrolling	comprehensive
	Shares	Amount	Capital	deficit	interest	income (loss)	Total

Balance September 30, 2019	13,617,366	$137	$28,898,344	$(24,795,687)	$102,903	$(90,635)	$4,115,062

Common stock issued for cash	916,738	9	7,354,969	-	-	-	7,354,978
Stock option expense	-	-	4,167,616	-	-	-	4,167,616
Exercise of stock options	36,001	-	51,300	-	-	-	51,300
Other comprehensive gain / (loss)	-	-	-	-	(55,810)	280,796	224,986
Net loss	-	-	-	(9,477,091)	(47,093)	-	(9,524,184)

Balance September 30, 2020	14,570,105	$146	$40,472,229	$(34,272,778)	$-	$190,161	$6,389,758

The accompanying notes are an integral part of these consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2021	For the Year Ended September 30, 2020

Operating activities:
Net loss	$(18,552,030)	$(9,524,184)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	344,669	408,489
Noncash lease expense	278,060	161,989
Loss on sale of assets	-	43,163
Stock option expense	9,405,191	4,167,616
Common stock issued for compensation	1,251,402	-
Allowance for doubtful accounts	-	4,285
Property and equipment impairment	840,391	-
Inventory impairment	-	86,287
Gain on disposal of a subsidiary	-	(95,555)
Loss on realization of AOCI upon disposal of a subsidiary	-	245,607
(Income) loss from equity method investment	7,889	(23,314)
Write off of deferred financing costs	477,605	-
Change in operating assets and liabilities:
Accounts receivable	(359,628)	333,933
Inventories	(328,094)	157,845
Prepaid expenses and other current assets	(283,655)	(66,794)
Other assets	737	(79,123)
Accounts payable	293,012	(155,174)
Deferred income	141,822	34,000
Lease liability - operating lease	(260,804)	(136,120)
Accrued expense and other current liabilities	(407,817)	180,837
Other noncurrent liabilities	44,095	19,957
Net cash used by operating activities	(7,107,155)	(4,236,256)

Investing activities:
Purchase of equipment	(115,361)	(119,838)
Proceeds from sales of equipment	-	110,000
Proceeds from sale of a subsidiary	-	3,142
Net cash used by investing activities	(115,361)	(6,696)

Financing activities:
Proceeds from issuance of equity securities, net of issuance costs	13,701,284	7,580,067
Payments of stock issuance costs	-	(264,018)
Repayment of loans	(56,603)	(97,847)
Repayment under finance lease	(21,598)	(19,025)
Proceeds from the exercise of stock options	9,180	51,300
Net cash provided by financing activities	13,632,263	7,250,477

Effect of foreign exchange on cash	7,662	64,980

Net change in cash	6,417,409	3,072,505

Cash, beginning of period	4,398,545	1,326,040
Cash, end of period	$10,815,954	$4,398,545

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,871	$21,243
Cash paid for taxes	$800	$800

Noncash investing and financing activities:
Recognition of ROU asset and lease liability upon adoption of ASU 2016-02	$-	$517,263
Recognition of ROU asset and lease liability during the period	$-	$278,248
Reclassification of common stock offering costs to additional paid-in capital	$-	$1,225,495
Finance lease of equipment to pay off accounts payable	$-	$124,500
Contribution of machines to NuZee Latin America	$-	$160,000
Stock issuance cost accrued	$-	$200,724

The accompanying notes are an integral part of these consolidated financial statements

NuZee, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

1. ORGANIZATION

NuZee, Inc. (the “Company”, “we”, “our”, “us’) was incorporated on November 9, 2011, in Nevada. The Company is a specialty coffee company and is a leading co-packer of single serve pour over coffee in the United States, as well as a preeminent co-packer of tea-bag style coffee. The Company is a commercial-scale producer that has the dual capability to pack both single serve pour over coffee and tea-bag style coffee within the North American market. The Company looks to leverage its position as a co-packer at the forefront of the North American single serve pour over coffee and tea-bag style coffee markets to revolutionize the way single serve coffee is enjoyed in the United States. While the United States is the Company’s core market, it also has single serve pour over coffee manufacturing and sales operations in Korea and a joint venture in Latin America. The Company has also developed and sells NuZee branded single serve coffee products, including its flagship Coffee Blenders line of both single serve pour over coffee and tea-bag style coffee.

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

The Company has two wholly owned international subsidiaries in NuZee KOREA Ltd. (“NuZee KR”) and NuZee Investment Co., Ltd. (“NuZee INV”).

On October 28, 2019, the Company completed a l-for-3 reverse stock split, which became effective on November 12, 2019. All share and per share information included in these financial statements and notes thereto give effect to the reverse stock split.

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

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2021 and September 30, 2020, the total number of common stock equivalents was 9,343,606 and 1,660,917, respectively, and comprised of stock options and warrants. The Company incurred a net loss for the years ended September 30, 2021 and 2020, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital and the commercialization and manufacture of its single serve coffee products. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.

As of September 30, 2021, the Company had cash of $10,815,954 and working capital of $11,255,310. However, the Company has not attained profitable operations since inception.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may or may not maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company had no allowance for doubtful accounts as of September 30, 2021 and September 30, 2020.

Major Customers

For the years ended September 30, 2021 and 2020, revenue was primarily from major customers disclosed below.

For the year ended September 30, 2021:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$611,412	32%	$172,390	31%

For the year ended September 30, 2020:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer K	$284,099	20%	$3,291	2%
Customer JP	$158,208	11%	—	0%
Customer WP	$394,674	28%	$133,601	68%

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

During our analysis of leases in the year ended September 30, 2020, we determined to renew the office and manufacturing space in Vista, California through January 31, 2022, which was previously scheduled to be vacated at June 30, 2020. Additionally, the Seoul, Korea office and manufacturing space lease was extended through June 2022 and an apartment lease was signed through June 2022. Accordingly, we have added ROU assets and lease liabilities related to those leases at June 30, 2020.

The direct-leased property in Vista, California has a remaining lease term through January 2022. The leased property in Seoul, Korea has an option to extend beyond the stated termination date, but exercise of this option is not probable. The sub-leased property in Vista, California, is leased month-to-month and has been calculated as a ROU Asset co-terminus with the direct-leased property.

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

As of September 30, 2021, our operating leases had a weighted average remaining lease term of 2.3 years and a weighted-average discount rate of 5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2020	$652,197
Amortization during the period	(265,610)
ROU Asset – September 30, 2021	$386,587

Lease Liability – October 1, 2020	$659,391
Amortization during the period	(260,804)
Lease Liability – September 30, 2021	$398,587

Lease Liability – Short-Term	$150,931
Lease Liability – Long-Term	247,656
Lease Liability – Total	$398,587

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of September 30, 2021.

Amounts due within 12 months of September 30,

2022	$191,632
2023	135,165
2024	97,405
2025	-
2026	-
Total Minimum Lease Payments	424,202
Less Effect of Discounting	(25,615)
Present Value of Future Minimum Lease Payments	398,587
Less Current Portion of Operating Lease Obligations	150,931
Long-Term Operating Lease Obligations	$247,656

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month for the next 60 months. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,500 for the purchase of this equipment. This transaction was accounted for as a financing lease. As of September 30, 2021, our financing lease had a remaining lease term of 2.75 years and a discount rate of 12.75%. The interest expense on finance lease liabilities for the year ended September 30, 2021 was $8,896.

The following summarizes ROU assets under finance leases at September 30, 2021:

ROU asset-finance lease at October 1, 2020	$105,825
Amortization	(12,450)
Impairment	(93,375)
ROU asset-finance lease at September 30, 2021	$-

During the year ended September 30, 2021, we recorded an impairment to fully write off the equipment as it was deemed no longer useful for our operations.

The table below summarizes future minimum finance lease payments at September 30, 2021 for the 12 months ended September 30:

2022	$33,113
2023	33,113
2024	27,594
2025	-
2026	-
Total Minimum Lease Payments	93,820
Amount representing interest	(15,420)
Present Value of Minimum Lease Payments	78,400
Current Portion of Finance Lease Obligations	27,833
Finance Lease Obligations, Less Current Portion	$50,567

The Company leases office space with terms ranging from month to month to 61 months. Rent expense included in general and administrative expense for the nine months ended September 30, 2021 and 2020 was $322,585 and $317,725, respectively.

During the year ended September 30, 2021, we had the following cash and non-cash activities associated with our leases:

Operating cash outflows from operating leases:	$260,804
Operating cash outflows from finance leases:	$8,896
Financing cash outflows from finance lease:	$21,598

In September 2020, we subleased the space at 1700 Capital Avenue in Plano, Texas, effective October 1, 2020 under favorable terms that are co-terminus with the original lease ending June 30, 2024. During the year ended September 30, 2021, we recognized sublease income of $90,030 pursuant to the sublease included in Other income on our financial statements. Future minimum lease payments to be received under that sublease as of September 30, 2021, for each of the fiscal years are as follows:

2022	$123,277
2023	$126,971
2024	$97,377
Total Minimum Lease Payments to be Received	$347,625

Principles of Consolidation

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its former majority owned subsidiary (before it was sold as of September 28, 2020), which has a fiscal year end of September 30. All significant intercompany accounts, balances and transactions have been eliminated upon consolidation.

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

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustment attributable to Nuzee, Inc. recorded to other comprehensive loss (gain) amounted to ($7,662) and ($280,796) as of September 30, 2021 and 2020, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction (gains) losses included in the consolidated statements of operations totaled ($1,198) and ($1,024) for the years ended September 30, 2021 and 2020, respectively.

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

On January 9, 2020, a joint venture agreement was signed between Industrial Marino, S.A. de C.V. (50%) and the Company (50%) forming NuZee LATIN AMERICA, S.A. de C.V. (“NLA”). NLA was formed pursuant to the laws of Mexico, with corporate domicile in Mazatlán, Mexico. As part of the capitalization of NLA, the Company contributed two co-packing machines to the joint venture. These machines had an aggregate carrying cost of $313,012. The Company received $110,000 in cash for this contribution and recorded an investment in NLA of $160,000 and a loss of $43,012 on the contribution of the machines to NLA.

The Company accounts for NLA using the equity method of accounting since the management of day to day operations at NLA ultimately lies with the Company’s joint venture partner as the operations of NLA are based in its partners facilities as well as our partner appoints the Chairman of the joint Board. As of September 30, 2021, the only activity in NLA was the contribution of two machines as described above and other start up related activities. $7,889 of a loss and $23,314 of income was recognized under the equity method of accounting during the years ended September 30, 2021 and September 30, 2020 respectively.

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

As of September 30, 2021 and September 30, 2020, the Company had no sales allowances for estimated chargebacks and returns, respectively. Revenue recognized is net of sales allowances.

Cost Recognition

Cost of products sold is primarily comprised of direct materials consumed in the manufacturing of co-packing arrangements or the production of our own products for resale. Cost of products sold also includes directly related labors’ salaries and other overhead cost.

Selling, General and Administrative Expense

Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, research and development costs, administrative and other indirect overhead costs, depreciation expense and other miscellaneous operating items. Personnel expenses, occupying a majority portion of SG&A, were $1,877,141 and $1,433,330 for the years ended September 30, 2021 and 2020, respectively. In some situations, the Company covers shipping fees and the shipping and handling expenses are recorded under operating expenses in the consolidated statements of operations.

Advertising Expenses

The Company expenses advertising costs when incurred. Advertising expense for the years ended September 30, 2021 and 2020 is as follows:

	September 30, 2021	September 30, 2020
Advertising	$227,845	$98,176

Research and Development

Research and development expenses are expensed in the consolidated statements of operations as incurred in accordance with FASB ASC 730, Research and Development. For the years ended September 30, 2021 and 2020, respectively, research and development expenses amounted to $1,840 and $11,399.

Prepaid expenses and other current assets

The Company prepaid expenses and other current assets for the years ended September 30, 2021 and 2020 is as follows:

	September 30, 2021	September 30, 2020
Prepaid expenses and other current assets	$464,288	$645,375

The Prepaid expenses and other current assets balance of $464,288 as of September 30, 2021 primarily consists of prepaid insurance and a customer deposit and the balance of $645,375 as of September 30, 2020, primarily consists of deferred financing costs.

Inventory

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At September 30, 2021 and 2020, the carrying value of inventory of $573,464 and $245,370 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	September 30, 2021	September 30, 2020
Raw materials	$552,621	$176,231
Finished goods	20,843	69,139
Less - Inventory reserve	-	-
Total	$573,464	$245,370

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. The Company generally depreciates property and equipment on a straight-line basis over the estimated useful lives of the assets after the assets are placed in service except for NuZee KR which uses the declining balance method. Office equipment is depreciated over a 3-year life, furniture over a 7-year life, and other equipment over a 5-year life. Depreciation expense for the years ended September 30, 2021 and 2020 was $344,669 and $408,489 respectively. Repair and maintenance costs are expensed as incurred. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment that exceed $1,000 are capitalized. Property and equipment as of September 30, 2021 and 2020 consist of:

	September 30, 2021	September 30, 2020
Machinery & Equipment	1,812,968	2,495,098
Vehicles	76,267	60,865
Leasehold Improvements	122,698	114,936
Less - Accumulated Depreciation	(1,319,909)	(1,002,551)
Net Property and Equipment	$692,024	$1,668,348

The Company is required to make deposits or prepayments and progress payments on equipment purchases before the Company receives possession and title. As a result, the Company accounts for such payments as Other Assets until it has possession at which time the equipment is recorded as Property and Equipment. There were no such deposits as of September 30, 2021 or September 30, 2020.

Samples

The Company distributes samples of its products as a component of its marketing program. Costs for samples are expensed at the time the samples are produced and recorded under operating expenses in the consolidated statements of operations.

Long-Lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicated that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. In March of 2021, the Company wrote off $840,391 of assets in North America as these assets were deemed to be no longer useful for the current business operations. This write off is included in operating expenses on our consolidated statement of operations for the year ended September 30, 2021.

Intangible Assets

Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company had no intangible assets as of September 30, 2021 or 2020.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2021 and 2020.

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

Other Current Liabilities

Other current liabilities are primarily comprised of deposits and advances received from equity investors for certain legal opinions that will be provided by the Company’s counsel which totaled $99,760 and $30,995 as of September 30, 2021 and September 30, 2020, respectively.

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

Recent Accounting Pronouncements

Changes to accounting principles are established by the Financial Accounting Standards Board’s (“FASB”) in the form of Accounting Standards Update (“ASU”) to the FASB’s Codification. We consider the applicability and impact of all ASUs on our financial position, results of operations, cash flows, or presentation thereof.

The Company reviewed all recently issued pronouncement in 2021, but not yet effective, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial condition or the results of its operations.

3. LOANS

On April 1, 2019, we purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at September 30, 2021 and 2020 amounted to $20,416 and $27,916, respectively.

On February 15, 2019 NuZee KR entered into equipment financing for production equipment with Shin Han Bank for $60,563. In June 2019, NuZee KR purchased additional equipment and increased the loan with Shin Han Bank by $86,518. The financing has a term of 36 months at a rate of 4.33%. Principal payments began in July 2019. The outstanding balance on this loan at September 30, 2021 and 2020 amounted to $35,898 and $85,001, respectively.

The loan payments required for the next five years are as follows:

	Ford Motor Credit	Shin Han Bank	Total
2021 (October-December)	$1,909	$11,966	$13,875
2022 (January-September)	5,811	23,932	29,743
Total Current Portion	7,720	35,898	43,618
2022 (October-December)	1,965	-	1,965
2023	8,005	-	8,005
2024	2,726	-	2,726
Total Long-Term Portion	12,696	-	12,696
Grand Total	$20,416	$35,898	$56,314

4. GEOGRAPHIC CONCENTRATIONS

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis. The Company is organized in three geographical segments. The Company co-packs product for customers and produces and sells its products directly in North America and Korea. The Company has investor relations operations in Japan as a majority of our shareholders are based in Japan. In March of 2021, the Company wrote off $840,391 of assets in North America as these assets were deemed to be no longer useful for the current business operations. $93,375 of the impairment was related to the ROU asset and $747,016 was related to property and equipment. This write off is included in operating expenses on our consolidated statement of operations for the year ended September 30, 2021. These assets are co-packing equipment that have limited capabilities compared with other equipment the Company is currently utilizing. Since the Company has yet to utilize this equipment since it was delivered, the Company has determined their usefulness to its future operations is limited.

Information about the Company’s geographic operations for years ended September 30, 2021 and 2020 are as follows:

	Year Ended September 30, 2021	Year Ended September 30, 2020
Net Revenue:
North America	$1,441,274	$1,025,151
Japan	-	261,759
South Korea	485,386	116,221
	$1,926,660	$1,403,131

	September 30, 2021	September 30, 2020
Property and equipment, net:
North America	$535,966	$1,422,575
Japan	1,496	2,813
South Korea	154,562	242,960
	$692,024	$1,668,348

5. RELATED PARTY TRANSACTIONS

Sales

For the year ended September 30, 2020, NuZee JP sold their products to EHCL, and the sales to them totaled approximately $3,843. As our entire ownership interest in NuZee JP was sold to EHCL on September 28, 2020, there was no accounts receivable balance at September 30, 2020.

For the years ended September 30, 2021 and September 30, 2020, respectively, the Company sold $28,298 and $10,810 of materials to NLA.

Rent

During September 2016, NuZee JP entered into a rental agreement of an office space and warehouse with EHCL. The Company pays $609 per month for the office and the warehouse on the last day of each month. The initial term of this agreement is 3 years and is renewed on a month to month basis after the initial term. As NuZee JP was sold to EHCL on September 28, 2020, there was no accounts payable balance at September 30, 2020 or September 30, 2021. Also, there was no related rent expense during the year ended September 30, 2021.

During February 2015, NuZee JP entered into a rental agreement of a warehouse with Eguchi Steel Co., Ltd (“ESCL”). The Company pays $449 per month for the warehouse on the last day of each month. There is no set expiration date on the agreement. As NuZee JP was sold to EHCL on September 28, 2020, there was no accounts payable balance at September 30, 2020 or September 30, 2021. Also, there was no related rent expense during the year ended September 30, 2021.

During October 2016, NuZee JP entered into a rental agreement of an office space with NuZee Co., Ltd. (“NCL”), which is 100% owned by Masateru Higashida. The Company paid $1,169 per month for the office on the last day of each month on behalf of NuZee JP. As NuZee JP was sold to EHCL on September 28, 2020, there was no accounts receivable or accounts payable balance at September 30, 2020 or September 30, 2021. Also, there was no related rent expense during the year ended September 30, 2021.

Amounts Due

As of September 30, 2021 and 2020, the Company had amounts due to NCL of $4,415 and $4,381, respectively, for funding provided to NuZee INV.

6. ISSUANCE OF EQUITY SECURITIES

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

During the year ended September 30, 2021, the Company sold (i) 72,955 shares of common stock to Triton Funds LP in a registered public offering for aggregate net proceeds of $534,494 pursuant to a Common Stock Purchase Agreement dated as of October 26, 2020 and a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248531), and (ii) 256,338 shares of common stock at $9.14 per share for aggregate net proceeds of $2,149,486 pursuant to Securities Act registration exemptions under Regulation S and/or Section 4(a)(2) of the Securities Act. In addition, as further described below, during the year ended September 30, 2021, the Company sold pursuant to an Underwriting Agreement dated as of March 19, 2021 and a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248531) (i) 2,777,777 units (“Units”) in an underwritten registered public offering for aggregate net proceeds of $11,017,304 which includes the proceeds from the underwriter’s full exercise of their overallotment option with respect to the warrant component of the Units, as further described below, with each Unit consisting of (a) one share of our common stock, (b) one Series A warrant (each, a “Series A Warrant” and collectively, the “Series A Warrants”) to purchase one share of our common stock with an initial exercise price of $4.50 per whole share, and (c) one Series B warrant (each, a “Series B Warrant” and collectively, the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase one-half share of our common stock with an initial exercise price of $5.85 per whole share, and (ii) 416,666 Series A Warrants and 416,666 Series B Warrants, each pursuant to the underwriter’s full exercise of their overallotment option with respect to such warrants.

On March 11, 2021, we terminated our At Market Issuance Sales Agreement, dated September 1, 2020 (the “ATM Agreement”), with B. Riley Securities, Inc. (f/k/a/ B. Riley FBR, Inc.) and The Benchmark Company, LLC (collectively, the “Agents”), pursuant to which we could from time to time offer and sell up to an aggregate of $50.0 million of shares of our common stock through the Agents in “at-the-market-offerings”, as defined in Rule 415 under the Securities Act. We did not sell any shares of common stock under the ATM Agreement. The Company’s consolidated statement of cash flows for the year ended September 30, 2021 includes stock issuance expenses of $477,605 in connection with the terminated ATM Agreement.

Preferred stock

The Company had 100 million shares of preferred stock authorized but not issued as of September 30, 2021 and September 20, 2020.

Restricted Shares

On January 11, 2021, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors granted to Shanoop Kothari, who was serving at the time as both the Company’s Chief Financial Officer and Chief Operating Officer, in connection with the Committee’s determination of Mr. Kothari’s annual compensation, an award of 152,215 restricted shares (the “Restricted Shares”) of the Company’s common stock under the NuZee, Inc. 2019 Stock Incentive Plan. The Restricted Shares vest as follows: (i) 50,739 Restricted Shares vested immediately (35,739 net shares were issued to Mr. Kothari following the forfeiture of 15,000 vested shares to cover taxes); (ii) 50,739 Restricted Shares vested on March 31, 2021; and (iii) 50,737 Restricted Shares were originally scheduled to vest on March 31, 2022 but were accelerated to vest on Mr. Kothari’s separation date of August 16, 2021. The Company recognized related common stock compensation expense of $1,251,402 for the year ended September 30, 2021.

Exercise of options

During the year ended September 30, 2020, 36,001 shares were issued upon the exercise of stock options. As part of this exercise, the Company received $51,300 in proceeds. During the year ended September 30, 2021, 6,000 shares were issued upon the exercise of stock options, and the Company received $9,180 as part of this exercise.

7. STOCK OPTIONS AND WARRANTS

Options

During June 2020, the Company issued 23,334 options to a consultant with and exercise price of $1.53 per share. During August 2020, the Company issued 45,000 options to consultants for an average exercise price of $19.67 per share.

During the fiscal year ended September 30, 2021, the Company issued 3,366,681 options at an average exercise price of $4.88, including issuing 15,000 options to independent contractors, 1,369,944 options to independent Board members and 1,981,737 options to employees. For independent contractors, these options shall vest and become exercisable over a period of 3 years, with 33% of the options vesting on each anniversary of the grant date. For employees, these options shall vest and become exercisable (i) in the case of time-based options, generally as to 1/3 on each anniversary of the grant date, although different vesting patterns exist, or (ii) in the case of performance-based options (the “Performance-Based Options”), based on the Company’s or individual’s achievement of certain performance milestones established by the Compensation Committee for each fiscal year in the fiscal years ending September 30, 2021, 2022, 2023 and 2024. During the year ended September 30, 2021, the Company issued a total of 1,610,743 Performance-Based Options, which represents the maximum number of Performance-Based Options that may be earned if all performance milestones are achieved for the applicable performance periods.

The exercise price for the options issued in the current year ranged from $2.91 - $16.79 per share. The options will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: expected volatility was based on the volatility of Company stock. The expected term of options granted was determined using either the contractual period or the simplified method under SAB 107 which represents the mid-point between the vesting term and the contractual term. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option.

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the years ended September 30, 2021 and 2020, respectively:

For employees	September 30, 2021	September 30, 2020
Risk-free interest rate	1.27 – 2.2%	None
Expected option life	10 years	None
Expected volatility	297 – 301%	None
Expected dividend yield	0.00%	None
Exercise price	$2.91 - $3.27	None

For non-employees	September 30, 2021	September 30, 2020
Risk-free interest rate	0.78 – 1.71%	0.81 - 2.44%
Expected option life	10 years	5.64 – 10 years
Expected volatility	302 -310%	814 - 996%
Expected dividend yield	0.00%	0.00%
Exercise price	$3.03 – 16.79	$1.53 - $22.20

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $9,405,191 and $4,167,616, respectively, for the years ended September 30, 2021 and 2020. Unamortized option expense as of September 30, 2021, for all options outstanding amounted to approximately $4,836,630. These costs are expected to be recognized over a weighted-average period of 1.4 years.

For the year ended September 30, 2021, 496,657 options were forfeited. 361,657 options forfeited because of the termination of employment and 108,000 options forfeited because the performance conditions were not met.

The following table summarizes stock option activity for the year ended September 30, 2021.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2020	1,620,667	$5.74	7.3	$19,112,118
Granted	3,366,681	4.88
Exercised	(6,000)	1.53
Expired	—	—
Forfeited	(469,657)	9.29
Outstanding at September 30, 2021	4,511,691	4.73	8.4	$452,206

Exercisable at September 30, 2021	1,640,892	$5.64	7.3	$368,673

The following table summarizes stock option activity for the year ended September 30, 2020.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2019	1,811,667	$6.86	8.4	$33,705,960
Granted	68,334	13.47
Exercised	(36,001)	1.71
Expired	—	—
Forfeited	(223,333)	17.9
Outstanding at September 30, 2020	1,620,667	$5.74	7.3	$19,112,118

Exercisable at September 30, 2020	857,750	$5.93	7.3	$9,978,995

A summary of the status of the Company’s unvested options as of September 30, 2021 and 2020, are presented below:

	Number of	Weighted Average Grant
	Nonvested Options	Date Fair Value
Nonvested options at September 30, 2019	1,355,000	$12.69
Granted	68,334	$13.57
Exercised	(23,334)	1.95
Forfeited	(223,333)	$18.88
Vested	(413,750)	$13.94
Nonvested options at September 30, 2020	762,917	$10.60
Granted	3,366,681	$4.88
Exercised	—	$—
Forfeited	(316,328)	$7.66
Vested	(942,471)	$8.16
Nonvested options at September 30, 2021	2,870,799	$5.02

Warrants

On June 23, 2020, as part of our agreement with Benchmark Company, LLC, the underwriter of the Company’s June 2020 registered public offering of common stock, we issued 40,250 warrants to purchase our common stock at an exercise price of $9.00 a share. These warrants are exercisable on December 23, 2020 and expire on June 18, 2025.

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

The Series A and Series B Warrant holders are obligated to pay the exercise price in cash upon exercise of the Warrants unless we fail to maintain a current prospectus relating to the common stock issuable upon the exercise of the Warrants (in which case, the Warrants may only be exercised via a “cashless” exercise provision).

The following table summarizes warrant activity for the year ended September 30, 2021:

	Number of Shares Issuable	Weighted	Weighted Average Remaining
	Upon	Average	Contractual	Aggregate
	Exercise of	Exercise	Life	Intrinsic
	Warrants	Price	(years)	Value
Outstanding at September 30, 2020	40,250	$9.00	4.7	$321,598
Issued	4,791,665	4.95
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2021	4,831,915	$4.98	4.5	-
Exercisable at September 30, 2021	4,831,915	$4.98	4.5	$-

Subsequent to September 30, 2021, the Company issued shares of common stock upon the exercise of certain Series A Warrants and certain Series B Warrants (see Note 11 – Subsequent Events).

8. INCOME TAX

As of September 30, 2021, and 2020, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years’ income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for deferred income tax assets. Cumulative net operating loss carry forward is $27,750,819 and $19,602,755 as of September 30, 2021 and 2020, respectively, and will begin expiring in 2033. The earliest tax year which remains subject to examination is 2016.

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

Deferred tax assets consisted of the following as of September 30, 2021 and 2020:

	2021	2020
Net Operating Losses	$8,325,245	$5,880,827
Valuation Allowance	$(8,325,245)	$(5,880,827)

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

10. SALE OF NUZEE JP

On September 28, 2020, the Company entered into a Stock Transfer Agreement with EHCL pursuant to which the Company sold to EHCL for an aggregate sale price of approximately $34,000 all of its equity interests in its former majority-owned subsidiary, NuZee JP, representing 70% of the outstanding equity interests of NuZee JP.

The gain from the deconsolidation of NuZee JP was $95,555 and the realized loss of cumulated translation adjustment totaled $245,607. The net loss from this transaction was presented as Other expense in Consolidated Statements of Operations.

EHCL is controlled by Mr. Katsuyoshi Eguchi, who previously served as the chief executive officer of NuZee JP and is also the beneficial owner of more than five percent of the Company’s common stock.

11. SUBSEQUENT EVENTS

Exercises of Series A Warrants and Series B Warrants

Subsequent to September 30, 2021, the Company issued 379,197 shares of common stock upon exercise of 379,197 Series A Warrants and issued 4,000 shares of common stock upon exercise of 8,000 Series B Warrants. In connection with such exercises, the Company received aggregate gross proceeds of $1,729,787. See Notes 6 and 7 for additional information regarding the Series A Warrants and Series B Warrants.

Lease Extension in the United States and New Lease in Korea

Subsequent to September 30, 2021, the Company entered into a one-year extension of its leased facility in Vista, California. The lease has a monthly lease expense of $8,451, plus common area expenses, and expires on January 31, 2023. The Company also entered into a lease agreement for a new manufacturing facility in Korea with a lease term of two years from the date of taking physical possession, which is anticipated in January of 2022. The Company is required to make a lease deposit of approximately $68,000 and the monthly lease expense is approximately $6,800.

