Form 10-Q
period 2021-12-31
NuZee, Inc.
filed 2022-02-11
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of February 4, 2022, the registrant had 18,209,697 shares of common stock outstanding.

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

Forward-looking statements in this report may include, without limitation, statements regarding:

●	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our products and provide our co-packing services;

●	the impact to our business from the COVID-19 global crisis, including any supply chain interruptions;

●	the evolving coffee preferences of coffee consumers in North America and Korea;

●	the size and growth of the markets for our products and co-packing services;

●	our ability to compete with companies producing similar products or providing similar co-packing services;

●	our expectation that our existing capital resources will be sufficient to fund our operations for at least the next 12 months;

●	our expectation regarding our future co-packing revenues;

●	our ability to develop innovative new products and expand our co-packing services to other products that are complementary to our current single serve coffee product offerings;

●	our reliance on third-party roasters to roast coffee beans necessary to manufacture our products and fulfill every aspect of our co-packing services;

●	regulatory developments in the U.S. and in non-U.S. countries;

●	our ability to retain key management, sales, and marketing personnel;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to develop and maintain our corporate infrastructure, including our internal control over financial reporting;

●	the outcome of pending, threatened or future litigation; and

●	our financial performance.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in the section of our Annual Report on Form 10-K filed with the SEC on December 22, 2021, titled “Risk Factors” and sections of this report that describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

Item 1. Financial Statements.

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2021	September 30, 2021
ASSETS
Current assets:
Cash	$10,967,104	$10,815,954
Accounts receivable, net	795,301	555,238
Inventories, net	384,198	573,464
Prepaid expenses and other current assets	672,995	482,288
Total current assets	12,819,598	12,426,944

Property and equipment, net	640,322	674,024

Other assets:
Right-of-use asset - operating lease	542,162	386,587
Investment	174,268	175,425
Other assets	79,591	79,822
Total other assets	796,021	641,834

Total assets	$14,255,941	$13,742,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$681,531	$342,790
Current portion of long-term loan payable	31,610	43,618
Current portion of lease liability - operating lease	205,098	150,931
Current portion of lease liability - finance lease	28,729	27,833
Accrued expenses	129,513	274,009
Deferred income	327,219	175,822
Other current liabilities	95,043	138,631
Total current liabilities	1,498,743	1,153,634

Non-current liabilities:
Lease liability - operating lease, net of current portion	348,937	247,656
Lease liability - finance lease, net of current portion	43,830	50,567
Loan payable - long term, net of current portion	10,729	12,696
Other noncurrent liabilities	67,565	65,802
	471,061	376,721

Total liabilities	$1,969,804	$1,530,355

Stockholders’ equity:
Common stock; 100,000,000 shares authorized, $0.00001 par value; 18,204,837 and 17,820,390 shares issued and outstanding as of December 31, 2021, and September 30, 2021, respectively	$182	$178
Additional paid in capital	67,684,455	64,839,254
Accumulated deficit	(55,629,011)	(52,824,808)
Accumulated other comprehensive income	230,511	197,823
Total stockholders’ equity	12,286,137	12,212,447

Total liabilities and stockholders’ equity	$14,255,941	$13,742,802

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Revenues, net	$1,019,253	$517,987
Cost of sales	1,003,882	516,284
Gross profit	15,371	1,703

Operating expenses	2,852,793	5,903,826
Loss from operations	(2,837,422)	(5,902,123)

Loss from investment in unconsolidated affiliate	(1,157)	(2,056)
Other income	42,757	12,621
Interest income	245	94
Other expense	(5,818)	(569)
Interest expense	(2,808)	(4,039)
Net loss	$(2,804,203)	$(5,896,072)
Basic and diluted loss per common share	$(0.16)	$(0.40)

Basic and diluted weighted average number of common stock outstanding	18,011,292	14,741,974

The accompanying notes are an integral part of these unaudited consolidated financial statements

5

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NuZee, Inc.
For the three months ended December 31	2021	2020
Net loss	$(2,804,203)	$(5,896,072)

Foreign currency translation	32,688	1,656
Total other comprehensive income, net of tax	32,688	1,656
Comprehensive loss	$(2,771,515)	$(5,894,416)

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2021	17,820,390	$178	$64,839,254	$(52,824,808)	$197,823	$12,212,447

Exercise of warrants	384,447	4	1,721,014	-	-	1,721,018
Stock option expense	-	-	1,124,187	-	-	1,124,187
Other comprehensive gain	-	-	-	-	32,688	32,688
Net loss	-	-	-	(2,804,203)	-	(2,804,203)
Balance December 31, 2021	18,204,837	$182	$67,684,455	$(55,629,011)	$230,511	$12,286,137

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2020	14,570,105	$146	$40,472,229	$(34,272,778)	$190,161	$6,389,758
				-
Equity securities issued for cash	324,959	3	2,683,977	-	-	2,683,980
Stock option expense	-	-	4,507,298	-	-	4,507,298
Exercise of stock options	6,000	-	9,180	-	-	9,180
Other comprehensive gain	-	-	-	-	1,656	1,656
Net loss	-	-	-	(5,896,072)		(5,896,072)
Balance December 31, 2020	14,901,064	$149	$47,672,684	$(40,168,850)	$191,817	$7,695,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2021	December 31, 2020

Operating activities:
Net loss	$(2,804,203)	$(5,896,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	36,711	121,824
Noncash lease expense	36,822	70,933
Stock option expense	1,124,187	4,507,298
Sales allowance	-	2,018
Loss from investment in unconsolidated affiliate	1,157	2,056

Change in operating assets and liabilities:
Accounts receivable	(240,063)	(27,012)
Inventories	189,266	(10,928)
Prepaid expenses and other current assets	66,527	(186,466)
Other assets	231	(906)
Accounts payable	81,507	(27,012)
Deferred income	151,397	(23,125)
Lease liability – operating lease	(36,949)	(63,507)
Accrued expenses and other current liabilities	(188,084)	(169,784)
Other non-current liabilities	1,763	1,610
Net cash used in operating activities	(1,579,731)	(1,699,073)

Investing activities:
Purchase of equipment	(3,009)	(58,990)
Net cash used in investing activities	(3,009)	(58,990)

Financing activities:
Proceeds from exercise of options	-	9,180
Repayment of loans	(13,975)	(8,594)
Repayment of finance lease	(5,841)	(5,146)
Proceeds from exercise of warrants, net of issuance costs	1,721,018	-
Proceeds from issuance of equity securities, net of issuance costs	-	2,683,980
Net cash provided by financing activities	1,701,202	2,679,420

Effect of foreign exchange on cash	32,688	1,656

Net change in cash	151,150	923,013

Cash, beginning of period	10,815,954	4,398,545
Cash, end of period	$10,967,104	$5,321,558

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,808	$4,039
Cash paid for taxes	$-	$250

Non-cash transactions:
Deferred offering costs accrued	$257,234	$213,857
ROU assets and liabilities added during the period	$192,397	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2021

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of NuZee, Inc. (together with its subsidiaries, referred to herein as the “Company”, “we” or “NuZee”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 as filed with the SEC on December 22, 2021. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the Annual Report on Form 10-K for the year ended September 30, 2021 have been omitted.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

Principles of Consolidation

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, balances and transactions have been eliminated upon consolidation.

The Company has two wholly owned international subsidiaries in NuZee KOREA Ltd. (“NuZee KR”) and NuZee Investment Co., Ltd. (“NuZee INV”).

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2021 and December 31, 2020, the total number of common stock equivalents was 8,766,493 and 2,314,053, respectively, comprised of stock options and warrants as of December 31, 2021 and December 30, 2020. The Company incurred a net loss for the three months ended December 31, 2021 and 2020, respectively, and therefore basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Capital Resources

Since its inception, the Company has devoted substantially all its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital, and the commercialization and manufacture of its single serve coffee products. The Company has generated limited revenues from its principal operations, and there is no assurance of future revenues.

As of December 31, 2021, the Company had cash of $10,967,104. However, the Company has not attained profitable operations since inception.

Major Customers

In the three months ended December 31, 2021 and 2020, revenue was primarily derived from major customers disclosed below.

Three months ended December 31, 2021:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$310,551	30%	$279,273	35%
Customer CU	$199,936	20%	$137,566	17%

Three months ended December 31, 2020:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$156,299	30%	$94,066	43%
Customer RSM	$66,811	13%	$-	0%
Customer GR	$65,536	13%	$65,352	30%

Lease

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The Company implemented ASU No. 2016-02 on October 1, 2019.

The Company performs a quarterly analysis of leases to determine if there are any operating leases that require recognition under ASC 842. The Company has one significant long-term operating lease for office and manufacturing space in Plano, Texas. The leased property in Plano, Texas, has a remaining lease term through June 2024. The lease has an option to extend beyond the stated termination date, but exercise of this option is not probable. The Company did not apply the recognition requirements of ASC 842 to operating leases with a remaining lease term of 12 months or less.

During our analysis of leases in the three months ended December 31, 2021, we determined to renew the office and manufacturing space in Vista, California which was originally scheduled to expire on January 31, 2022, for an additional year through January 31, 2023. The lease has a monthly lease expense of $8,451, plus common area expenses. We extended our sub-leased property in Vista, California, through January 31, 2023, which has been calculated as a ROU Asset co-terminus with the direct-leased property. The Seoul, Korea office and manufacturing space lease was extended through June 2022 and there is an apartment leased through June 2022. Additionally, the Company leased a new larger office and manufacturing space in Seoul, Korea beginning November 15, 2021, through November 15, 2023. The lease has a monthly expense of $7,040. Accordingly, we have added ROU assets and lease liabilities related to those leases at December 31, 2021.

As of December 31, 2021, our operating leases had a weighted average remaining lease term of 1.7 years and a weighted-average discount rate of 5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2021	$386,587
ROU Asset added during the period	192,397
Amortization during the period	(36,822)
ROU Asset –December 31, 2021	$542,162
Lease Liability – October 1, 2021	$398,587
Lease Liability added during the period	192,397
Amortization during the period	(36,949)
Lease Liability – December 31, 2021	$554,035

Lease Liability – Short-Term	$205,098
Lease Liability – Long-Term	348,937
Lease Liability – Total	$554,035

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2021:

Amounts due within 12 months of December 31,

2022	$335,586
2023	220,913
2024	64,936
2025	-
2026	-
Total Minimum Lease Payments	621,435
Less Effect of Discounting	(67,400)
Present Value of Future Minimum Lease Payments	554,035
Less Current Portion of Operating Lease Obligations	205,098
Long-Term Operating Lease Obligations	$348,937

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month through July 2024. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,500 for the purchase of this equipment. This transaction was accounted for as a financing lease. As of December 31, 2021, our financing lease had a remaining lease term of 2.5 years and a discount rate of 12.75%. The interest expense on finance lease liabilities for the three months ended December 31, 2021 was $2,437.

During the year ended September 30, 2021, we recorded an impairment to fully write off the related equipment as it was deemed no longer useful for our operations.

The table below summarizes future minimum finance lease payments at December 31, 2021 for the 12 months ended December 31:

2022	$33,113
2023	33,113
2024	19,316
2025	-
2026	-
Total Minimum Lease Payments	85,542
Amount representing interest	(12,983)
Present Value of Minimum Lease Payments	72,559
Current Portion of Finance Lease Obligations	28,729
Finance Lease Obligations, Less Current Portion	$43,830

Rent expense included in general and administrative expense for the three months ended December 31, 2021 and 2020 was $90,525 and $93,750, respectively.

Cash and non-cash activities associated with the leases for the three months ended December 31, 2021 are as follows:

Operating cash outflows from operating leases:	$36,949
Operating cash outflows from finance lease:	$2,437
Financing cash outflows from finance lease:	$5,841

In September 2020, we subleased the space at 1700 Capital Avenue in Plano, Texas, effective October 1, 2020, under favorable terms that are co-terminus with the original lease ending June 30, 2024. During the three months ended December 31, 2021, we recognized sublease income of $42,757 pursuant to the sublease included in Other income on our financial statements. Future minimum lease payments to be received under that sublease as of December 31, 2021, for each of the twelve months ended December 31 are as follows:

2022	$124,190
2023	127,926
2024	64,918
2025	-
2026	-
Total	$317,034

Loans

On April 1, 2019, we purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at December 31, 2021 and September 30, 2021 amounted to $18,506 and $20,416, respectively.

On February 15, 2019, NuZee KR entered into equipment financing for production equipment with Shin Han Bank for $60,563. In June 2019, NuZee KR purchased additional equipment and increased the loan with Shin Han Bank by $86,518. The financing has a term of 36 months at a rate of 4.33%. Principal payments began in July 2019. The outstanding balance on this loan at December 31, 2021 and September 30, 2021 amounted to $23,833 and $35,898, respectively.

The remaining loan payments are as follows:

	Ford Motor Credit	ShinHan Bank	Total
2022 (Jan 2022 - Sep 2022)	$5,812	$13,248	$19,060
2023 (Oct 2022 - Dec 2022)	1,965	10,585	12,550
Total Current Portion	$7,777	$23,833	$31,610

2023 (Jan 2023 - Sep 2023)	$8,005	-	$8,005
2024	2,724	-	2,724
Total Long-Term Portion	$10,729	$-	$10,729
Grand Total	$18,506	$23,833	$42,339

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). The new standard’s core principle is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The principles in the standard are applied in five steps: 1) Identify the contract(s) with a customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations in the contract; and 5) Recognize revenue when (or as) the entity satisfies a performance obligation. We adopted Topic 606 as of October 1, 2018, on a modified retrospective basis. The adoption of Topic 606 did not have a material impact on our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustments recorded to other comprehensive gain amounted to $32,688 and $1,656 for the three months ended December 31, 2021 and 2020, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At December 31, 2021 and September 30, 2021, the carrying value of inventory was $384,198 and $573,464, respectively.

	December 31, 2021	September 30, 2021
Raw materials	$366,639	$552,621
Finished goods	17,559	20,843
Less – Inventory reserve	-	-
Total	$384,198	$573,464

Joint Venture

On January 9, 2020, a joint venture agreement was signed between Industrial Marino, S.A. de C.V. (50%) and the Company (50%) forming NuZee LATIN AMERICA (NLA), S.A. de C.V. NLA was formed pursuant to the laws of Mexico, with corporate domicile in Mazatlan, Mexico. As part of the capitalization of NLA, the Company contributed two co-packing machines to the joint venture. These machines had an aggregate carrying cost of $313,012. The Company received $110,000 in cash for this contribution and recorded an investment in NLA of $160,000 and a loss of $43,012 on the contribution of the machines to NLA.

The Company accounts for NLA using the equity method of accounting since the management of day-to-day operations at NLA ultimately lies with the Company’s joint venture partner as the operations of NLA are based in its partners facilities and our partner appoints the Chairman of the joint board of directors of NLA. As of December 31, 2021, the only activity in NLA was the contribution of two machines as described above and other start up related activities. $1,157 of a loss and $2,056 of a loss was recognized under the equity method of accounting during the three months ended December 31, 2021, and December 31, 2020 respectively.

2. GEOGRAPHIC CONCENTRATION

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis. The Company is organized in three geographical segments. The Company co-packs product for customers and produces and sells its products directly in North America and Korea. The Company has a minimally staffed office in Japan that provides support for import and export of product and materials between the U.S. and Japan, as well as investor relations support to our shareholders based in Japan. Information about the Company’s geographic operations for the three months ended December 31, 2021 and 2020 are as follows:

Geographic Concentrations

	Three Months Ended	Three Months Ended
	December 31, 2021	December 30, 2020
Net Revenue:
North America	$817,341	$406,488
South Korea	201,912	111,499
	$1,019,253	$517,987

Property and equipment, net:	As of December 31, 2021	As of September 30, 2021
North America	$462,389	$517,966
South Korea	176,810	154,562
Japan	1,123	1,496
	$640,322	$674,024

3. RELATED PARTY TRANSACTIONS

For the three months ended December 31, 2021 and December 31, 2020, respectively, the Company had sales of $0 and $15,998 of materials to NLA.

4. ISSUANCE OF EQUITY SECURITIES

Exercise of Warrants

In the three months ended December 31, 2021, we issued 384,447 shares of common stock related to exercises of warrants, including 380,447 shares of common stock issued upon exercise of 380,447 Series A Warrants and 4,000 shares of common stock issued upon exercise of 8,000 Series B Warrants. In connection with such exercises, in the three months ended December 31, 2021, we received aggregate net proceeds of $1,721,018.

ATM Offering

On December 28, 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Maxim Group LLC, as agent (the “Agent”), pursuant to which we may offer and sell, from time to time, shares of our common stock through the Agent in “at-the-market-offerings”, as defined in Rule 415 under the Securities Act, having an aggregate offering price of up to $20,000,000, subject to any applicable limits when using Form S-3 (the “ATM Offering”). Pursuant to the Equity Distribution Agreement, we will pay the Agent a commission rate, in cash, equal to 3.0% of the aggregate gross proceeds from each sale of shares of our common stock under the Equity Distribution Agreement. The offer and sale of shares of our common stock will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-248531) initially filed by us with the SEC on September 1, 2020, and declared effective by the SEC on October 2, 2020, under the Securities Act. We are not obligated to make any sales of shares of our common stock under the Equity Distribution Agreement. As of December 31, 2021, no sales had occurred under the Equity Distribution Agreement. For information regarding sales made under the Equity Distribution Agreement following the quarter ended December 31, 2021, see Note 6—Subsequent Events.

5. STOCK OPTIONS AND WARRANTS

Options

During the three months ended December 31, 2021, the Company granted no new stock options, had 192,666 of stock options that were forfeited because of the termination of employment, and issued no shares upon the exercise of outstanding stock options.

The following table summarizes stock option activity for three months ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2021	4,511,691	$4.73	8.4	$452,206
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(192,666)	14.11
Outstanding at December 31, 2021	4,319,025	$4.31	8.2	$4,320,497
Exercisable at December 31, 2021	1,704,638	$4.82	7.1	$1,953,581

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $1,124,187 for the three months ended December 31, 2021. Unamortized option expense as of December 31, 2021 for all options outstanding amounted to $3,603,243. These costs are expected to be recognized over a weighted average period of 1.3 years. The Company recognized stock option expense of $4,507,298 for the three months ended December 31, 2020.

A summary of the status of the Company’s nonvested options as of December 31, 2021 is presented below:

Nonvested options

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at September 30, 2021	2,870,799	$5.02
Granted	-	-
Forfeited	(26,000)	2.60
Vested	(230,412)	6.09
Nonvested options at December 31, 2021	2,614,387	$4.95

Warrants

On June 23, 2020, as part of our agreement with Benchmark Company, LLC, the underwriter of the Company’s June 2020 registered public offering of common stock, we issued 40,250 warrants to purchase our common stock at an exercise price of $9.00 a share. These warrants are exercisable on December 23, 2020 and expire on June 18, 2025.

On March 19, 2021, we entered into an underwriting agreement in connection with our registered public offering (the “Offering”) of (i) 2,777,777 units (the “Units”), at a price to the public of $4.50 per Unit, with each Unit consisting of (a) one share of our common stock, (b) one Series A Warrant, and (c) one Series B Warrant (together with the Series A Warrants, the “Warrants”), and (ii) 416,666 Series A Warrants and 416,666 Series B Warrants, each pursuant to the underwriter’s full exercise of their overallotment option with respect to such warrants.

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

The following table summarizes warrant activity for the three months ended December 31, 2021:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2021	4,831,915	$4.98	4.5	$-
Issued	-	-
Exercised	(384,447)	4.51
Expired	-	-
Outstanding at December 31, 2021	4,447,468	$5.02	4.2	-
Exercisable at December 31, 2021	4,447,468	$5.02	4.2	$-

In the three months ended December 31, 2021, we issued 384,447 shares of common stock related to exercises of warrants, including 380,447 shares of common stock issued upon exercise of 380,447 Series A Warrants and 4,000 shares of common stock issued upon exercise of 8,000 Series B Warrants. In connection with such exercises, in the three months ended December 31, 2021, we received aggregate net proceeds of $1,721,018.

6. SUBSEQUENT EVENTS

ATM Offering—Sales under Equity Distribution Agreement

During the period from January 1, 2022 through February 4, 2022, we issued and sold 4,860 shares of our common stock under the Equity Distribution Agreement, raising net proceeds of $12,542. In connection with such sales, we paid compensation to the Agent in the amount of $388. See Note 4—Issuance of Equity Securities for additional information related to the Equity Distribution Agreement and the ATM Offering.

Agreement with Farmer Bros. Co.

As previously disclosed in 2020, we entered into an Equipment Bailment and Contract Manufacturing Agreement (the “FBC Agreement”) with Farmer Bros. Co. (“FBC”), pursuant to which FBC agreed to provide us with access to manufacturing capacity and was obligated to manufacture finished products for us. On January 27, 2022, we and FBC mutually agreed to terminate the FBC Agreement, effective immediately. Prior to its termination, the Company had placed one machine with FBC under the FBC Agreement. The Company plans to pick up the machine within 60 days of the termination date and redeploy the machine to one of its two manufacturing locations in the United States.

Director Compensation Policy

On January 11, 2022, the Company’s Board of Directors (the “Board”) adopted and approved a new director compensation policy pursuant to which the Company will provide the following compensation to its non-employee Board members: (i) annual cash compensation of $50,000, effective as of October 1, 2021 and payable quarterly in advance; (ii) payment to each Board member of reasonable out-of-pocket expenses for travel costs to attend Board meetings; (iii) beginning with the Company’s 2022 Annual Meeting of Stockholders, pursuant to the NuZee, Inc. 2019 Stock Incentive Plan, annual grants of restricted shares of common stock with an aggregate grant date fair value of $50,000 to each Board member upon such Board member’s election or re-election, as applicable, to the Board at each annual meeting of stockholders, and (iv) annual payments to the Audit Committee Chair, Compensation Committee Chair and Nominating and Corporate Governance Committee Chair of $10,000, $7,500 and $5,000, respectively.

Amended Non-Binding Letter of Intent for Potential Asset Acquisition; Bridge Loan

As previously disclosed in the Company’s Current Report on Form 8-K filed on December 29, 2021, the Company announced it entered into a non-binding letter of intent (the “Letter of Intent”) affording the Company an exclusivity period lasting until January 31, 2022, to negotiate a definitive agreement (the “Definitive Agreement”) to acquire substantially all the assets (the “Potential Transaction”) of an unaffiliated, privately held company in the coffee industry (the “Third Party”). On February 3, 2022, the Company and the Third Party amended the Letter of Intent to extend the exclusivity period to March 1, 2022 (the “Extension”). In consideration of the Extension, the Company agreed to loan the Third Party up to $35,000 in the aggregate in two tranches, as follows: (i) $13,000 was loaned to the Third Party on February 3, 2022 and is intended to provide the Third Party with operational financing while the parties continue negotiations to enter into a Definitive Agreement; and (ii) $22,000 is expected to be loaned to the Third Party, if at all, in the event that a Definitive Agreement is entered into between the parties, which is expected to be an advance on the purchase price set forth in the Definitive Agreement and is intended to provide the Third Party with operational financing as the parties work to close the Potential Transaction following signing of the Definitive Agreement. Upon closing of the Potential Transaction (if any), the first tranche of $13,000 is expected to be designated as an assumed liability under the Definitive Agreement for the benefit of the Third Party and the second tranche of $22,000 is expected to be offset and reduce the purchase price to be paid by the Company. Except in certain limited circumstances, the amounts loaned are expected to become due and payable on the later of the closing of the Potential Transaction (if any) and March 31, 2022. The amounts loaned will accrue interest at the rate of 1% per annum, subject to increase upon certain events of default.

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

Impact of the COVID-19 Pandemic

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In the three months ended December 31, 2021, as a result of the COVID-19 pandemic and responses to the outbreak, certain of our customers slowed or delayed purchases of our co-packing services or single serve coffee products, and we also believe that potential sales of our single serve coffee products to new or potential customers in the hospitality industry were adversely impacted. We have also experienced delays in the submission and approval of custom artwork and packaging as well as the shipment to us of coffee for co-packing. In addition, we incurred lost production time due to employee absences. We do not believe, however, that these delays and disruptions had a significant effect on our business or results of operations to date, and in some cases, we have been able to mitigate these adverse effects in part by sourcing coffee and other supplies from alternative suppliers in the United States. The COVID-19 crisis may have an adverse impact on our business and financial results going forward that we are not currently able to fully determine or quantify. The COVID-19 crisis may adversely affect the ability of our customers to pay for goods delivered on a timely basis, or at all. Any increase in the amount or deterioration in the collectability of accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital.

Geographic Concentration

Our operations are primarily split between two geographic areas: North America and Asia.

For the three months ended December 31, 2021, net revenues attributable to our operations in North America totaled $817,341 compared to $406,488 of net revenues attributable to our operations in North America for the three months ended December 31, 2020. Additionally, as of December 31, 2021, $462,389 of our property and equipment, net was attributable to our North American operations, compared to $517,966 attributable to our North American operations as of September 30, 2021.

For the three months ended December 31, 2021, net revenues attributable to our operations in Asia totaled $201,912 compared to $111,499 of net revenues attributable to our operations in Asia during the three months ended December 31, 2020. Additionally, as of December 31, 2021, $177,933 of our property and equipment, net was attributable to our Asian operations, compared to $156,058 attributable to our Asian operations as of September 30, 2021.

Results of Operations

Comparison of three months ended December 31, 2021 and 2020:

Revenue

	Three months ended December 31,		Change
	2021	2020	Dollars	%
Revenue	$1,019,253	$517,987	$501,266	97%

For the three months ended December 31, 2021, our revenue increased by $501,266, or approximately 97%, compared with the three months ended December 31, 2020. This increase was primarily related to increased co-packing revenue to existing and new customers. In the third and fourth quarters of fiscal year 2021, we expanded our U.S. sales and support operations, which resulted in increased orders and increased co-packing opportunities in the three months ended December 31, 2021.

Cost of sales and gross margin

	Three months ended
	December 31,		Change
	2021	2020	Dollars	%
Cost of sales	$1,003,882	$516,284	$487,598	94%
Gross profit	15,371	$1,703	$13,668	803%
Gross profit %	2%	0%

For the three months ended December 31, 2021, we generated a total gross profit of $15,371, from sales of our products and co-packing services, compared to a total gross profit of $1,703 for the three months ended December 31, 2020. The gross margin rate was 2% for the three months ended December 31, 2021, and 0% for the three months ended December 30, 2020. This increase in gross profit was driven primarily by greater scale in our manufacturing operations due to increased production during the current quarter versus the same period in the prior year, combined with increased sales offset by increased materials and labor costs.

Operating Expenses

	Three months ended
	December 31,		Change
	2021	2020	Dollars	%
Operating Expenses	$2,852,793	$5,903,826	$(3,051,033)	(52)%

For the three months ended December 31, 2021, the Company’s operating expenses totaled $2,852,793 compared to $5,903,826 for the three months ended December 31, 2020, representing a 52% decrease. This decrease is primarily attributable to a decrease in stock-based compensation expense, offset by an increase in operating expenses associated with greater staffing levels and marketing activities.

Net Loss

	Three months ended
	December 31,		Change
	2021	2020	Dollars	%
Net Loss	$2,804,203	$5,896,072	$(3,091,869)	(52)%

For the three months ended December 31, 2021, we generated a net loss of $2,804,203 versus $5,896,072 for the three months ended December 31, 2020. This decrease in net loss is primarily attributable to increased revenues and lower stock compensation expense, offset by an increase in operating expenses associated with greater staffing levels and marketing activities.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of December 31, 2021, we had an accumulated deficit of approximately $55.6 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses because of the costs associated with operating as an exchange-listed public company. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

To date, we have funded our operations primarily with proceeds from registered public offerings and private placements of shares of our common stock. Our principal use of cash is to fund our operations, which includes the commercialization of our single serve coffee products, the continuation of efforts to improve our products, administrative support of our operations and other working capital requirements.

As of December 31, 2021, we had a cash balance of $10,967,104. We believe that our cash and cash equivalents will be sufficient to fund our planned operations and capital expenditure requirements for at least 12 months from February 4, 2022. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. As a result, we could deplete our available capital resources sooner than we currently expect, and a reduction in consumer demand for, or revenues from the sale of, our single serve coffee products could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected revenues from sales of our single serve coffee products, may change as a result of many factors currently unknown to us.

On December 28, 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Maxim Group LLC (“Maxim”), as agent (the “Agent”), pursuant to which we may offer and sell, from time to time, shares of our common stock through the Agent in “at-the-market-offerings”, as defined in Rule 415 under the Securities Act, having an aggregate offering price of up to $20,000,000, subject to any applicable limits when using Form S-3 (the “ATM Offering”). During the period from January 1, 2022 through February 4, 2022, we issued and sold 4,860 shares of our common stock under the Equity Distribution Agreement, raising net proceeds of $12,542.

In the future, we may seek to raise additional capital through sales of our common stock under the Equity Distribution Agreement. We also expect to receive additional funds upon the exercise for cash of outstanding warrants, if and when exercised at the election of the warrant holders, including the Series A warrants (the “Series A Warrants”) and Series B warrants (the “Series B Warrants” and, collectively with the Series A Warrants, the “Warrants”) that were sold by us in March 2021 in an underwritten registered public offering. For additional information regarding the Warrants, including net proceeds received upon exercise of Warrants in the quarter ended December 31, 2021, see “—Summary of Cash Flows—Financing Activities” and Note 5—Stock Options and Warrants to the Unaudited Consolidated Financial Statements.

In the long-term, we may need to raise additional funds to support our operating activities, and such funding may not be available to us on acceptable terms, or at all. Our need to raise funds will depend on a number of factors, including our ability to generate a sufficient amount of revenues from the sale of our single serve coffee products to fund our business operations, the timing and amount of proceeds from sales of our common stock under the Equity Distribution Agreement, and the timing and amount of funds received upon the exercise for cash of outstanding warrants by the warrant holders. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. Until we can generate a sufficient amount of revenue, we may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

Our significant contractual cash requirements as of December 31, 2021 primarily include payments for operating and finance lease liabilities and principal and interest on loans. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of December 31, 2021, we had payments for lease and loan obligations of approximately $668,933, of which $265,437 are payable within 12 months as of December 31, 2021. We had no purchase obligations as of December 31, 2021.

Summary of Cash Flows

	Three Months Ended
	December 31,
	2021	2020
Cash used in operating activities	$(1,579,731)	$(1,699,073)
Cash used in investing activities	$(3,009)	$(58,990)
Cash provided by financing activities	$1,701,202	$2,679,420
Effect of foreign exchange on cash	$32,688	$1,656
Net increase in cash	$151,150	$923,013

Operating Activities

We used $1,579,731 and $1,699,073 of cash in operating activities during the three months ended December 31, 2021 and 2020, respectively, principally to fund our operating losses.

Investing Activities

We used $3,009 and $58,990 of cash in investing activities during the three months ended December 31, 2021 and 2020, respectively. Cash used in both periods was to fund the purchase of equipment.

Financing Activities

Historically, we have funded our operations primarily through the issuance of our common stock.

Cash provided by financing activities of $1,701,202 and $2,679,420 for the three months ended December 31, 2021 and 2020, respectively, is primarily related to proceeds received upon the exercise of outstanding Warrants by the Warrant holders in the three months ended December 31, 2021, as further described below, and issuance of equity securities in the three months ended December 31, 2020.

In the three months ended December 31, 2021, we issued 384,447 shares of common stock related to exercises of warrants, including 380,447 shares of common stock issued upon exercise of 380,447 Series A Warrants and 4,000 shares of common stock issued upon exercise of 8,000 Series B Warrants. In connection with such exercises, in the three months ended December 31, 2021, we received aggregate net proceeds of $1,721,018. For additional information regarding the Series A Warrants and Series B Warrants, see Note 5—Stock Options and Warrants to the Unaudited Consolidated Financial Statements.

ATM Offering

On December 28, 2021, we entered into the Equity Distribution Agreement with Maxim, as Agent, pursuant to which we may offer and sell, from time to time, shares of our common stock through the Agent in “at-the-market-offerings”, as defined in Rule 415 under the Securities Act, having an aggregate offering price of up to $20,000,000, subject to any applicable limits when using Form S-3. The offer and sale of shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-248531) initially filed by us with the SEC on September 1, 2020, and declared effective by the SEC on October 2, 2020, under the Securities Act. We are not obligated to make any sales of shares of our common stock under the Equity Distribution Agreement. As of December 31, 2021, no sales had occurred under the Equity Distribution Agreement. During the period from January 1, 2022 through February 4, 2022, we issued and sold 4,860 shares of our common stock under the Equity Distribution Agreement, raising net proceeds of $12,542.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. See Note 1—Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Unaudited Consolidated Financial Statements for a summary of our accounting policies.

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended December 31, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 22, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

On November 23, 2021, Next Vision, Inc. (the “Consultant”) filed a complaint against the Company in the Superior Court of California, County of San Diego Central Division (Case No. 37-2021-00049557-CU-BC-CTL) (the “Complaint”). The Complaint alleges that the Company’s delay in issuing shares of the Company’s common stock (the “Shares”) to the Consultant after receiving due notice from the Consultant of its intent to exercise vested stock options to acquire 70,000 Shares, as initially granted in 2018 (or, as adjusted to account for the Company’s reverse stock split effected on November 12, 2019, vested stock options to acquire 23,334 Shares) (the “Options”), which had previously been issued to the Consultant as compensation for consulting services provided in 2018, breached express and implied contractual obligations to the Consultant and resulted in the Company reporting an overstated amount of income on the IRS Form 1099-B that was issued to the Consultant for U.S. federal tax purposes. In addition, the Complaint alleges that the 23,334 Shares issued to the Consultant upon exercise of the Options improperly contained a six-month restriction on resale and that such restriction prevented the Consultant from selling the Shares at the desired time. The Complaint seeks equitable relief requiring the Company to issue an IRS Form 1099-NEC to reflect the correct amount of compensation. The Complaint also seeks compensatory damages, including to recover for alleged lost profits due to the alleged improper six-month restriction on resale for the Shares, as well as punitive damages, costs of suit, attorney’s fees, and interest. On January 20, 2022, the Company filed its general denial and answer in which it raised affirmative defenses and disputed the claims contained in the Complaint.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on December 22, 2021.

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

We have also entered into the Equity Distribution Agreement with Maxim, as Agent, pursuant to which we may offer and sell, from time to time, shares of our common stock through the Agent in “at-the-market-offerings”, as defined in Rule 415 under the Securities Act, having an aggregate offering price of up to $20,000,000, subject to any applicable limits when using Form S-3. Sales of a substantial number of shares of common stock under the Equity Distribution Agreement, or the perception that those sales may occur, could cause the market price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on September 6, 2011, SEC File Number 333-176684)
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684)
3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157)
3.4	Second Amended and Restated Bylaws of the Company, dated April 22, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 28, 2016, SEC File Number 000-55157)
10.1	Equity Distribution Agreement by and between the Company and Maxim Group LLC dated as of December 28, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 29, 2021, SEC File Number 001-39338)
10.2*†	Form of Stock Option Agreement under NuZee, Inc. 2013 Stock Incentive Plan (Time-Based)
10.3*†	Form of Stock Option Agreement under NuZee, Inc. 2013 Stock Incentive Plan (Performance-Based)
10.4*†	Form of Restricted Stock Award Agreement under the NuZee, Inc. 2013 Stock Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document***
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

† Indicates management contract or compensatory plan.

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

Date:	February 11, 2022	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer and President (Principal Executive Officer), Secretary, Treasurer, and Director

		By:	/s/ Patrick Shearer
Patrick Shearer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

