Form 10-Q
period 2022-03-31
NuZee, Inc.
filed 2022-05-12
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 12, 2022, the registrant had 19,461,139 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Such forward-looking statements reflect the views of NuZee, Inc. (“NuZee” or the “Company”) with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about the Company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, or any other matters, are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “expects”, “project,” “predict,” “believe,” “expect,” “anticipate,” “target,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements in this report may include, without limitation, statements regarding:

●	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our products and provide our co-packing services;

●	the impact to our business from the COVID-19 global crisis, including any supply chain interruptions;

●	the evolving coffee preferences of coffee consumers in North America and Korea;

●	the size and growth of the markets for our products and co-packing services;

●	our ability to compete with companies producing similar products or providing similar co-packing services;

●	our expectation that our existing capital resources will be sufficient to fund our operations for at least the next 12 months;

●	our ability to successfully achieve the anticipated results of strategic transactions, including our acquisition of substantially all of the assets of Dripkit (as defined below);

●	our expectation regarding our future co-packing revenues;

●	our ability to develop innovative new products and expand our co-packing services to other products that are complementary to our current single serve coffee product offerings;

●	our reliance on third-party roasters to roast coffee beans necessary to manufacture our products and fulfill every aspect of our co-packing services;

●	regulatory developments in the U.S. and in non-U.S. countries;

●	our ability to retain key management, sales, and marketing personnel;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to develop and maintain our corporate infrastructure, including our internal control over financial reporting;

●	the outcome of pending, threatened or future litigation; and

●	our financial performance.

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

Item 1. Financial Statements

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	September 30, 2021
ASSETS
Current assets:
Cash	$8,211,703	$10,815,954
Accounts receivable, net	646,886	555,238
Inventories, net	631,284	573,464
Prepaid expenses and other current assets	1,012,441	482,288
Total current assets	10,502,314	12,426,944

Property and equipment, net	672,645	674,024

Other assets:
Right-of-use asset - operating lease	850,414	386,587
Investment	173,129	175,425
Goodwill	531,412	-
Intangible assets, net	323,389	-
Other assets	105,349	79,822
Total other assets	1,983,693	641,834

Total assets	$13,158,652	$13,742,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$839,121	$342,790
Current portion of long-term loan payable	19,519	43,618
Current portion of lease liability - operating lease	349,825	150,931
Current portion of lease liability - finance lease	29,665	27,833
Accrued expenses	177,089	274,009
Deferred income	289,031	175,822
Other current liabilities	45,922	138,631
Advances received on sale of equity securities	300,000	-
Total current liabilities	2,050,172	1,153,634

Non-current liabilities:
Lease liability - operating lease, net of current portion	515,608	247,656
Lease liability - finance lease, net of current portion	36,865	50,567
Loan payable - long term, net of current portion	8,748	12,696
Other noncurrent liabilities	77,429	65,802
	638,650	376,721

Total liabilities	$2,688,822	$1,530,355

Stockholders’ equity:
Common stock; 100,000,000 shares authorized, $0.00001 par value; 18,557,886 and 17,820,390 shares issued and outstanding as of March 31, 2022, and September 30, 2021, respectively	$185	$178
Additional paid in capital	69,098,937	64,839,254
Accumulated deficit	(58,852,708)	(52,824,808)
Accumulated other comprehensive income	223,416	197,823
Total stockholders’ equity	10,469,830	12,212,447

Total liabilities and stockholders’ equity	$13,158,652	$13,742,802

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Revenues, net	$715,073	$414,064	$1,734,326	$932,051
Cost of sales	714,092	423,113	1,717,974	939,397
Gross profit	981	(9,049)	16,352	(7,346)

Operating expenses	3,196,479	6,077,548	6,007,668	11,937,411
Loss from operations	(3,195,498)	(6,086,597)	(5,991,316)	(11,944,757)

Loss from investment in unconsolidated affiliate	(1,139)	(1,919)	(2,296)	(3,975)
Other income	42,461	41,093	85,218	53,714
Other expense	(67,106)	(34,455)	(114,528)	(78,987)
Interest expense, net	(2,415)	(3,730)	(4,978)	(7,675)
Net loss	$(3,223,697)	$(6,085,608)	$(6,027,900)	$(11,981,680)
Basic and diluted loss per common share	$(0.18)	$(0.40)	$(0.33)	$(0.80)

Basic and diluted weighted average number of common stock outstanding	18,300,531	15,260,986	18,154,879	14,998,201

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NuZee, Inc.
For the three months ended March 31	2022	2021
Net loss	$(3,223,697)	$(6,085,608)

Foreign currency translation	(7,095)	3,824
Total other comprehensive (loss) income, net of tax	(7,095)	3,824
Comprehensive loss	$(3,230,792)	$(6,081,784)

	NuZee, Inc.
For the six months ended March 31	2022	2021
Net loss	$(6,027,900)	$(11,981,680)

Foreign currency translation	25,593	5,480
Total other comprehensive income, net of tax	25,593	5,480
Comprehensive loss	$(6,002,307)	$(11,976,200)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2021	17,820,390	$178	$64,839,254	$(52,824,808)	$197,823	$12,212,447

Exercise of warrants	384,447	4	1,721,014	-	-	1,721,018
Stock option expense	-	-	1,124,187	-	-	1,124,187
Other comprehensive gain	-	-	-	-	32,688	32,688
Net loss	-	-	-	(2,804,203)	-	(2,804,203)
Balance December 31, 2021	18,204,837	$182	$67,684,455	$(55,629,011)	$230,511	$12,286,137

Warrant issuance costs	-	-	(18,422)	-	-	(18,422)
Common stock issued for cash, ATM offering	42,448	-	88,426	-	-	88,426
Common stock issued for Dripkit acquisition	178,681	2	386,842	-	-	386,844
Stock option expense	-	-	935,447	-	-	935,447
Exercise of stock options	14,000	-	12,600	-	-	12,600
Restricted stock award issuance	117,920	1	9,589	-	-	9,590
Other comprehensive loss	-	-	-	-	(7,095)	(7,095)
Net loss	-	-	-	(3,223,697)	-	(3,223,697)
Balance March 31, 2022	18,557,886	185	$69,098,937	$(58,852,708)	$223,416	$10,469,830

					Accumulated
	Common stock		Additional paid-in	Accumulated	other comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2020	14,570,105	$146	$40,472,229	$(34,272,778)	$190,161	$6,389,758
Equity securities issued for cash	324,959	3	2,683,977			2,683,980
Stock option expense	-	-	4,507,298	-	-	4,507,298
Exercise of stock options	6,000	-	9,180	-	-	9,180
Other comprehensive gain	-	-	-	-	1,656	1,656
Net loss	-	-	-	(5,896,072)	-	(5,896,072)
Balance December 31, 2020	14,901,064	$149	$47,672,684	$(40,168,850)	$191,817	$7,695,800
				-
Equity securities issued for cash	2,782,111	28	11,017,276	-	-	11,017,304
Restricted stock award issuance	137,215	1	870,999			871,000
Stock option expense	-	-	1,989,006	-	-	1,989,006
Other comprehensive gain	-	-	-	-	3,824	3,824
Net loss	-	-	-	(6,085,608)		(6,085,608)
Balance March 31, 2021	17,820,390	178	$61,549,965	$(46,254,458)	$195,641	$15,491,326

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	March 31, 2022	March 31, 2021

Operating activities:
Net loss	$(6,027,900)	$(11,981,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	166,161	161,911
Noncash lease expense	94,544	142,664
Stock option expense	2,059,634	6,496,304
Restricted stock award compensation	9,590	871,000
Property and equipment impairment	-	840,391
Sales allowance	-	(2,003)
Loss on disposition of asset	12,618	-
Write-off of deferred offering costs	-	477,605
Loss from investment in unconsolidated affiliate	2,296	3,975
Change in operating assets and liabilities:
Accounts receivable	(91,648)	(63,519)
Inventories	(48,156)	4,079
Prepaid expenses and other current assets	(432,286)	50,448
Other assets	(25,527)	(1,367)
Accounts payable	398,464	(7,529)
Deferred income	113,209	13,516
Lease liability – operating lease	(91,525)	(127,811)
Accrued expenses and other current liabilities	(305,129)	200,805
Other non-current liabilities	11,627	730
Net cash used in operating activities	(4,154,028)	(2,920,481)

Investing activities:
Purchase of equipment	(165,689)	(122,554)
Acquisition of Dripkit	(373,832)	-
Net cash used in investing activities	(539,521)	(122,554)

Financing activities:
Proceeds from issuance of common stock, exercise of options	12,600	9,180
Repayment of loans	(28,047)	(25,971)
Repayment of finance lease	(11,870)	(10,457)
Stock issuance costs	-	(669,433)
Proceeds from issuance of common stock, ATM offering	88,426	-
Proceeds from issuance of common stock, exercise of warrants, net of issuance costs	1,702,596	14,370,717
Advances received on sale of equity securities	300,000	-
Net cash provided by financing activities	2,063,705	13,674,036

Effect of foreign exchange on cash	25,593	5,480

Net change in cash	(2,604,251)	10,636,481

Cash, beginning of period	10,815,954	4,398,545
Cash, end of period	$8,211,703	$15,035,026

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,390	$7,792
Cash paid for taxes	$-	$1,050

Non-cash transactions:
ROU assets and liabilities added during the period	$558,371	$-
Common stock issued in acquisition of Dripkit	$386,844	$-
Stock issuance costs accrued	$97,867	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of NuZee, Inc. (together with its subsidiaries, referred to herein as the “Company”, “we” or “NuZee”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 as filed with the SEC on December 22, 2021. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the Annual Report on Form 10-K for the year ended September 30, 2021, have been omitted.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. We reclassified lease expenses associated with subleased property from operating expenses to other expenses totaling $78,174 for the six months ended March 31, 2021 and $34,211 for the three months ended March 31, 2021. We also reclassified $18,000 of capitalized software costs included in Property and Equipment, net at September 30, 2021 to Other assets. These reclassifications had no effect on the previously reported net loss.

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

The Company has two wholly owned international subsidiaries in NuZee KOREA Ltd. (“NuZee KR”) and NuZee Investment Co., Ltd. (“NuZee INV”).

On February 25, 2022 (the “Closing Date”), the Company acquired substantially all the assets and certain specified liabilities (the “Acquisition”) of Dripkit, Inc., a Delaware corporation (“Dripkit”), pursuant to the Asset Purchase Agreement, dated as of February 21, 2022 (the “Asset Purchase Agreement”), by and among the Company, Dripkit, and Dripkit’s existing investors (the “Stock Recipients”) who executed joinders to the Asset Purchase Agreement as of the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, the aggregate purchase price paid by the Company for the Acquisition was $860,000, plus the assumption of certain assumed liabilities, subject to certain adjustments and holdbacks as provided in the Asset Purchase Agreement. Dripkit is engaged in the business of manufacturing and sales of a single serve pour over coffee format that has a large-size single serve pour over pack that sits on top of the cup. Dripkit will operate as a new Dripkit Coffee business division that is wholly owned by NuZee, Inc. The Company analyzed the Acquisition under ASC 805 and concluded that it should be accounted for as a business combination. The Acquisition has been included in the Company’s financial statements from the date of the Acquisition.

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of March 31, 2022, and March 31, 2021, the total number of common stock equivalents was 8,741,993 and 7,435,702, respectively, comprised of stock options and warrants as of March 31, 2022 and March 31, 2021. The Company incurred a net loss for the three and six months ended March 31, 2022, and 2021, respectively, and therefore basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

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

As of March 31, 2022, the Company had cash of $8,211,703. However, the Company has not attained profitable operations since inception.

Major Customers

In the six months ended March 31, 2022 and 2021, revenue was primarily derived from major customers disclosed below.

Six months ended March 31, 2022:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$520,208	30%	$190,978	30%
Customer CU	$252,137	15%	$189,768	29%

Six months ended March 31, 2021:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$261,799	28%	$111,975	43%

Lease

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The Company implemented ASU No. 2016-02 on October 1, 2019.

The Company performs a quarterly analysis of leases to determine if there are any operating leases that require recognition under ASC 842. The Company has a long-term operating lease for office and manufacturing space in Plano, Texas. The leased property in Plano, Texas, has a remaining lease term through June 2024. The lease has an option to extend beyond the stated termination date, but exercise of this option is not probable. The Company did not apply the recognition requirements of ASC 842 to operating leases with a remaining lease term of 12 months or less.

During our analysis of leases in the six months ended March 31, 2022, we determined to renew the office and manufacturing space in Vista, California which was scheduled to expire on January 31, 2023, through March 31, 2025. The lease has a monthly base rent of $8,451, plus common area expenses. Along with the extension, we leased an additional 1,796 square feet that will have a monthly base rent of $2,514 through March 31, 2025. We extended our sub-leased property in Vista, California, through January 31, 2023. The lease has a monthly rent of $2,111 and has been calculated as a ROU Asset co-terminus with the direct-leased property. The Seoul, Korea office and manufacturing space lease was extended through June 2022 and there is an apartment leased through June 2022. Additionally, the Company leased a new larger office and manufacturing space in Seoul, Korea beginning November 15, 2021, through November 15, 2023. The lease has a monthly expense of $7,040. Accordingly, we have added ROU assets and lease liabilities related to those leases at March 31, 2022.

As of March 31, 2022, our operating leases had a weighted average remaining lease term of 2.1 years and a weighted-average discount rate of 5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2021	$386,587
ROU Asset added during the period	558,371
Amortization during the period	(94,544)
ROU Asset –March 31, 2022	$850,414
Lease Liability – October 1, 2021	$398,587
Lease Liability added during the period	558,371
Amortization during the period	(91,525)
Lease Liability – March 31, 2022	$865,433

Lease Liability – Short-Term	$349,825
Lease Liability – Long-Term	515,608
Lease Liability – Total	$865,433

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of March 31, 2022:

Amounts due within twelve months of March 31,

2023	$373,017
2024	343,295
2025	187,692
Total Minimum Lease Payments	904,004
Less Effect of Discounting	(38,571)
Present Value of Future Minimum Lease Payments	865,433
Less Current Portion of Operating Lease Liabilities	349,825
Long-Term Operating Lease Liabilities	$515,608

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month through July 2024. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,500 for the purchase of this equipment. This transaction was accounted for as a financing lease. As of March 31, 2022, our financing lease had a remaining lease term of 2.2 years and a discount rate of 12.75%. The interest expense on finance lease liabilities for the six months ended March 31, 2022 was $4,686.

During the year ended September 30, 2021, we recorded an impairment to fully write off the related equipment as it was deemed no longer useful for our operations.

The table below summarizes future minimum finance lease payments at March 31, 2022 for the twelve months ended March 31:

2022	$33,113
2023	33,113
2024	11,037
2025	-
2026	-
Total Minimum Lease Payments	77,263
Amount representing interest	(10,733)
Present Value of Minimum Lease Payments	66,530
Current Portion of Finance Lease Obligations	29,665
Finance Lease Obligations, Less Current Portion	$36,865

Rent expense included in general and administrative expense for the six months ended March 31, 2022 and 2021 was $123,373 and $89,876 respectively. Rent expense included in other expense for the six months ended March 31, 2022 and 2021 was $99,209 and $78,174, respectively.

Cash and non-cash activities associated with the leases for the six months ended March 31, 2022 are as follows:

Operating cash outflows from operating leases:	$123,217
Operating cash outflows from finance lease:	$4,686
Financing cash outflows from finance lease:	$11,870

In September 2020, we subleased the space at 1700 Capital Avenue in Plano, Texas, effective October 1, 2020, under terms that are co-terminus with the original lease ending June 30, 2024. During the six months ended March 31, 2022, we recognized sublease income of $85,062 pursuant to the sublease included in Other income on our financial statements. Future minimum lease payments to be received under that sublease as of March 31, 2022, for each of the twelve months ended March 31 are as follows:

2023	$125,104
2024	128,881
2025	32,458
2026	-
2027	-
Total	$286,443

Advances Received on Sale of Equity Securities

As of March 31, 2022, the Company recorded advances received from investors on sales of equity securities of $300,000 as a current liability. See Note 8—Subsequent Events, Exempt Offering Pursuant to Regulation S—Sales of Equity Securities, to the Unaudited Consolidated Financial Statements.

Loans

On April 1, 2019, we purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at March 31, 2022 and September 30, 2021 amounted to $16,581 and $20,146, respectively.

On February 15, 2019, NuZee KR entered into equipment financing for production equipment with Shin Han Bank for $60,563. In June 2019, NuZee KR purchased additional equipment and increased the loan with Shin Han Bank by $86,518. The financing has a term of 36 months at a rate of 4.33%. Principal payments began in July 2019. The outstanding balance on this loan at March 31, 2022 and September 30, 2021 amounted to $11,686 and $35,898, respectively.

The remaining loan payments are as follows:

	Ford Motor Credit	ShinHan Bank	Total
2022 (Apr 2022 - Sep 2022)	$3,888	4,619
2023 (Oct 2022 - Mar 2023)	3,945	7,067
Total Current Portion	$7,833	11,686	19,519

2023 (Apr 2023 - Sep 2023)	$8,748	-
Total Long-Term Portion	$8,748	-	8,748
Grand Total	$16,581	11,686	28,267

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

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustments recorded to other comprehensive gain amounted to $25,593 and $5,480 for the six months ended March 31, 2022 and 2021, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At March 31, 2022 and September 30, 2021, the carrying value of inventory was $631,284 and $573,464, respectively.

	March 31, 2022	September 30, 2021
Raw materials	$573,733	$552,621
Finished goods	57,551	20,843
Less – Inventory reserve	-	-
Total	$631,284	$573,464

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

The Company accounts for NLA using the equity method of accounting since the management of day-to-day operations at NLA ultimately lies with the Company’s joint venture partner as the operations of NLA are based in its partners facilities and our partner appoints the Chairman of the joint board of directors of NLA. As of March 31, 2022, the only activity in NLA was the contribution of two machines as described above and other start up related activities. $2,296 and $3,975 of a loss was recognized under the equity method of accounting during the six months ended March 31, 2022 and March 31, 2021, respectively.

2. GEOGRAPHIC CONCENTRATION

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis. The Company is organized in three geographical segments. The Company co-packs product for customers and produces and sells its products directly in North America and Korea. The Company has a minimally staffed office in Japan that provides support for import and export of product and materials between the U.S. and Japan, as well as investor relations support to our shareholders based in Japan. Information about the Company’s geographic operations for the six months ended March 31, 2022 and 2021 are as follows:

Geographic Concentration

	Six Months Ended	Six Months Ended
	March 31, 2022	March 31, 2021
Net Revenue:
North America	$1,401,285	$658,338
South Korea	333,041	273,713
	$1,734,326	$932,051

Property and equipment, net:	As of March 31, 2022	As of September 30, 2021
North America	$411,733	$517,966
South Korea	257,969	154,562
Japan	2,943	1,496
	$672,645	$674,024

3. RELATED PARTY TRANSACTIONS

For the six months ended March 31, 2022 and March 31, 2021, respectively, the Company had sales of $0 and $15,998 of materials to NLA.

4. BUSINESS COMBINATIONS

As described in Note 1, on February 25, 2022, the Company acquired substantially all the assets and certain specified liabilities of Dripkit pursuant to the Asset Purchase Agreement, dated as of February 21, 2022, by and among the Company, Dripkit, and Dripkit’s existing investors who executed joinders to the Asset Purchase Agreement as of the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, the aggregate purchase price paid by the Company for the Acquisition was $860,000, plus the assumption of certain assumed liabilities, including a $13,000 bridge loan and approximately $3,176 of payables, subject to certain adjustments and holdbacks as provided in the Asset Purchase Agreement resulting in an acquisition accounting purchase price of $876,176. The Company analyzed the Acquisition under ASC 805 and concluded that it should be accounted for as a business combination.

Pursuant to the terms of the Asset Purchase Agreement, on the Closing Date, the cash portion of the purchase price was reduced by the following amounts: (a) $22,000, in satisfaction of a bridge loan made from the Company to Dripkit in February 2022 to provide Dripkit with operational financing prior to the Closing Date, (b) $35,500, as an indemnity holdback for the purpose of satisfying any indemnification claims made by the Company pursuant to the Asset Purchase Agreement, and (c) $40,000, as a cash bulk sales holdback (the “Cash Bulk Sales Holdback Amount”). In addition, on the Closing Date, the Company held back $40,000 worth of stock consideration as the Stock Bulk Sales Holdback Amount (together with the Cash Bulk Sales Holdback Amount, the “Bulk Sales Holdback Amount”). The Bulk Sales Holdback Amount was used to satisfy sales and use taxes owed by Dripkit to the State of New York as of the Closing Date, and amounts remaining after offsetting the cost of such sales and use taxes were distributed to Dripkit (in the case of the Cash Bulk Sales Holdback Amount) and delivered to the Stock Recipients (in the case of the Stock Bulk Sales Holdback Amount) in the third quarter of fiscal year 2022 pursuant to the terms of the Asset Purchase Agreement, as further described in Note 8-Subsequent Events.

On the Closing Date, after adjustments and holdbacks under the Asset Purchase Agreement, the Company paid the aggregate purchase price as follows: (i) cash paid by the Company to Dripkit was $257,000, and (ii) the Company issued to the Stock Recipients an aggregate of 178,681 shares of the Company’s common stock. The Company repaid the entire outstanding principal amount of Dripkit’s Small Business Association Economic Injury Disaster Loan in the amount of $78,656. In addition, the Company recorded a liability on its balance sheet in Accounts Payable of $115,500 related to potential future amounts due related to the Bulk Sales Holdback of $80,000 and the indemnity holdback of $35,500.

The assets of Dripkit were acquired for purposes of supplementing our current product offerings and Dripkit will operate as a new Dripkit Coffee business division that is wholly-owned by NuZee, Inc.

The following table presents the allocation of the aggregate purchase price paid by the Company for the Acquisition of $860,000, plus the assumption of certain assumed liabilities, including a $13,000 bridge loan and approximately $3,176 of payables, resulting in an acquisition accounting purchase price of $876,176, to the assets acquired for the acquisition of Dripkit:

March 31, 2022
Total purchase price	$876,176
Assets acquired:
Inventory	$9,664
Property and equipment	5,100
Identifiable intangible assets	330,000
Total assets acquired	$344,764

Estimated fair value of net assets acquired	$344,764
Goodwill	$531,412

Identified Intangibles and Goodwill

The Company identified tradename and customer relationships intangible assets. The tradename and customer relationships intangible assets will be amortized on a straight-line basis over their respective estimated useful lives. The goodwill recognized results from such factors as an assembled workforce and management’s industry know-how. See Note 5-Goodwill and Intangible Assets for additional information on identified intangible assets and goodwill.

The six months ended March 31, 2022 includes the operations of Dripkit for the period from February 25, 2022, the date of acquisition, to March 31, 2022. The consolidated statement of operations for the three and six months ended March 31, 2022 includes revenue of approximately $2,481, respectively, and a net loss of $13,121, including amortization expense, of approximately $6,611 in both periods contributed by Dripkit.

In the six months ended March 31, 2022, the Company incurred $261,561 of transaction costs related to the Acquisition.

Unaudited Pro forma Financial Information

The following unaudited proforma financial information presents the combined results of operations of the Company and gives effect to the Dripkit Acquisition for the three and six months ended March 31, 2022 and 2021, as if the Acquisition had occurred as of the beginning of the first period presented instead of on February 25, 2022.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the Acquisition had been completed on October 1, 2021, nor does it purport to project the results of operations of the combined company in future periods. The pro forma financial information does not give effect to any anticipated integration costs related to the acquired company.

The proforma financial information for the Company and Dripkit is as follows:

Three and six months ended March 31, 2022:

	For the three months ended March 31,		For the six months ended March 31,
Description	2022	2021	2022	2021
Revenues	$772,165	$511,591	$1,811,693	$1,155,526
Net loss	$3,025,896	$6,159,019	$5,866,279	$12,132,852

For purposes of the pro forma disclosures above, the primary adjustments for the three months and six months ended March 31, 2022 include the elimination of transaction costs of approximately $244,622 and $261,561, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the six months ended March 31, 2022, consists of the following:

March 31, 2022
Balance at September 30, 2021	$-
Dripkit acquisition	531,412
Balance at March 31, 2022	$531,412

As of March 31, 2022, the Company’s intangible assets consisted of the following:

	Amortization Period (Years)	March 31, 2022
		Gross	Accumulated Amortization	Net
Tradenames	5	$230,000	$3,833	$226,167
Customer relationships	3	100,000	2,778	97,222
Balance at March 31, 2022		$330,000	$6,611	$323,389

Amortization expense was $6,611 for the six months ended March 31, 2022.

6. ISSUANCE OF EQUITY SECURITIES

Exercise of Warrants

In the six months ended March 31, 2022, we issued 384,447 shares of common stock related to exercises of 2021 Warrants (as defined below), including 380,447 shares of common stock issued upon exercise of 380,447 Series A Warrants (as defined below) and 4,000 shares of common stock issued upon exercise of 8,000 Series B Warrants (as defined below). In connection with such exercises, in the six months ended March 31, 2022, we received aggregate net proceeds of $1,702,596.

ATM Offering

On December 28, 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Maxim Group LLC, as agent (the “Agent”), pursuant to which we may offer and sell, from time to time, shares of our common stock through the Agent in “at-the-market-offerings”, as defined in Rule 415 under the Securities Act, having an aggregate offering price of up to $20,000,000, subject to any applicable limits when using Form S-3 (the “ATM Offering”). Pursuant to the Equity Distribution Agreement, we will pay the Agent a commission rate, in cash, equal to 3.0% of the aggregate gross proceeds from each sale of shares of our common stock under the Equity Distribution Agreement. The offer and sale of shares of our common stock will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-248531) initially filed by us with the SEC on September 1, 2020, and declared effective by the SEC on October 2, 2020, under the Securities Act. We are not obligated to make any sales of shares of our common stock under the Equity Distribution Agreement. In the six months ended March 31, 2022, we issued and sold 42,448 shares of our common stock under the Equity Distribution Agreement, raising net proceeds of $88,426. In connection with such sales, we paid compensation to the Agent in the amount of $2,735.

Grant of Restricted Stock Awards to the Company’s Independent Board Members

On March 17, 2022, pursuant to the Company’s non-employee director compensation policy, the Compensation Committee (the “Committee”) of the Company’s Board of Directors (the “Board”) granted 23,584 restricted shares (the “Restricted Shares”) of the Company’s common stock to each of the Company’s five independent directors pursuant to the NuZee, Inc. 2013 Stock Incentive Plan, totaling 117,920 Restricted Shares. The Restricted Shares are scheduled to vest in full on the one-year anniversary of the grant date, subject to each independent director’s continued service as a director of the Company. The Company recognized common stock compensation expense of $9,590 for the six months ended March 31, 2022 related to these Restricted Shares.

7. STOCK OPTIONS AND WARRANTS

Options

During the six months ended March 31, 2022, the Company granted no new stock options, had 203,166 of stock options that were forfeited because of the termination of employment, and issued 14,000 shares upon the exercise of outstanding stock options.

The following table summarizes stock option activity for six months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2021	4,511,691	$4.73	8.4	$452,206
Granted	-	-
Exercised	(14,000)	0.90
Expired	-	-
Forfeited	(203,166)	13.75
Outstanding at March 31, 2022	4,294,525	$4.32	8.0	$397,300
Exercisable at March 31, 2022	1,809,800	$4.91	7.0	$321,900

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $2,059,634 for the six months ended March 31, 2022. Unamortized option expense as of March 31, 2022, for all options outstanding amounted to $2,667,796. These costs are expected to be recognized over a weighted average period of 1.2 years. The Company recognized stock option expense of $6,496,304 for the six months ended March 31, 2021.

A summary of the status of the Company’s nonvested options as of March 31, 2022, is presented below:

Nonvested options

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at September 30, 2021	2,870,799	$5.02
Granted	-	-
Forfeited	(36,500)	3.89
Vested	(349,574)	5.95
Nonvested options at March 31, 2022	2,484,725	$4.90

Warrants

On June 23, 2020, as part of our agreement with Benchmark Company, LLC, the underwriter of the Company’s June 2020 registered public offering of common stock, we issued 40,250 warrants to purchase our common stock at an exercise price of $9.00 a share. These warrants became exercisable on December 23, 2020 and expire on June 18, 2025.

On March 19, 2021, we entered into an underwriting agreement in connection with our registered public offering (the “Offering”) of (i) 2,777,777 units (the “2021 Units”), at a price to the public of $4.50 per 2021 Unit, with each 2021 Unit consisting of (a) one share of our common stock, (b) one Series A Warrant, and (c) one Series B Warrant (together with the Series A Warrants, the “2021 Warrants”), and (ii) 416,666 Series A Warrants and 416,666 Series B Warrants, each pursuant to the underwriter’s full exercise of their overallotment option with respect to such warrants.

Each Series A Warrant entitles the registered holder to purchase one share of our common stock at an exercise price of $4.50 per share. Each Series B Warrant entitles the registered holder thereof to purchase one-half of a share of our common stock at an exercise price of $5.85 per whole share. The 2021 Warrants have a term of 5 years.

The Series A and Series B Warrant holders are obligated to pay the exercise price in cash upon exercise of the 2021 Warrants unless we fail to maintain a current prospectus relating to the common stock issuable upon the exercise of the 2021 Warrants (in which case, the 2021 Warrants may only be exercised via a “cashless” exercise provision).

The following table summarizes warrant activity for the six months ended March 31, 2022:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2021	4,831,915	$4.98	4.5	$-
Issued	-	-
Exercised	(384,447)	4.51
Expired	-	-
Outstanding at March 31, 2022	4,447,468	$5.02	4.0	-
Exercisable at March 31, 2022	4,447,468	$5.02	4.0	$-

In the six months ended March 31, 2022, we issued 384,447 shares of common stock related to exercises of 2021 Warrants, including 380,447 shares of common stock issued upon exercise of 380,447 Series A Warrants and 4,000 shares of common stock issued upon exercise of 8,000 Series B Warrants. In connection with such exercises, in the six months ended March 31, 2022, we received aggregate net proceeds of $1,702,596.

8. SUBSEQUENT EVENTS

Exempt Offering Pursuant to Regulation S—Sales of Equity Securities

On April 13, 2022, pursuant to Securities Act registration exemptions under Regulation S and/or Section 4(a)(2) of the Securities Act, the Company sold 884,778 units (the “2022 Units”), at a price of $2.00 per 2022 Unit and an aggregate purchase price of approximately $1.77 million, with each 2022 Unit consisting of (a) one share of our common stock and (b) one warrant (the “2022 Warrants”) to purchase one whole share of our common stock with an initial exercise price of $2.00 per share. The 2022 Warrants have a term of 5 years.

Dripkit Acquisition—Distribution of Bulk Sales Holdback Amount Pursuant to Asset Purchase Agreement

On May 2, 2022, pursuant to the terms of the Asset Purchase Agreement, the Bulk Sales Holdback Amount was used to satisfy sales and use taxes owed by Dripkit to the State of New York as of the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, the amounts remaining after offsetting the cost of these sales and use taxes were distributed as follows: (i) $39,237 was distributed to Dripkit on May 9, 2022, in connection with the Cash Bulk Sales Holdback Amount, and (ii) 18,475 shares of common stock were issued to the Stock Recipients on April 25, 2022, in connection with the Stock Bulk Sales Holdback Amount. See Note 4—Business Combinations for additional information regarding the Bulk Sales Holdback Amount and the Asset Purchase Agreement.

Issuance of Options to New Employee

On April 1, 2022, the Company issued a total of 100,000 nonqualified stock options to a new employee, including 60,000 performance-based options, which represents the maximum number of performance-based options that may be earned if all performance milestones are achieved for the applicable performance periods, and 40,000 time-based options. These options shall vest and become exercisable either (i) in the case of time-based options, as to 1/3 on each anniversary of the grant date, or (ii) in the case of performance-based options, based on the Company’s Dripkit Coffee business division’s achievement of certain performance milestones established by the Compensation Committee for each fiscal year in the fiscal years ending September 30, 2022, 2023, and 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a specialty coffee company and, we believe, a leading co-packer of single serve pour over coffee in the United States, as well as a preeminent co-packer of tea-bag style coffee. In addition to our portfolio of innovative single serve pour over and tea-bag style coffee products, we have recently expanded our product portfolio to offer a third type of single serve coffee format, DRIPKIT pour over products, as a result of our acquisition of substantially all of the assets of Dripkit, Inc., a Delaware corporation (“Dripkit”), as further described below. Our new, premium DRIPKIT pour over format features a large-size single serve pour over pack that sits on top of the cup and delivers what we believe to be a barista-quality coffee experience to coffee drinkers in the United States. Our mission is to leverage our position as a co-packer at the forefront of the North American single serve coffee market to revolutionize the way single serve coffee is enjoyed in the United States. While the United States is our core market, we also have manufacturing and sales operations in Korea and a joint venture in Latin America.

We believe we are the only commercial-scale producer that has the dual capacity to pack both single serve pour over coffee and tea-bag style coffee within the North American market. We intend to leverage our position to be the commercial manufacturer of choice for major companies seeking to enter the single serve coffee market in North America. We target existing high-margin companies and are paid per-package based on the number of single serve coffee products produced by us. Accordingly, we consider our business model to be a form of tolling arrangement, as we receive a fee for almost every single serve coffee product our co-packing customers sell in the North American and Korean markets. While we financially benefit from the success of our co-packing customers through the sales of their respective single serve coffee products, we are also able to avoid the risks associated with owning and managing the product and its related inventory.

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

Since 2016, we have been primarily focused on single serve pour over coffee production. Over this time, we have developed expertise in the operation of our sophisticated packing equipment and the related production of our single serve pour over coffee products at both our Vista, California facility and at our production operations in Seoul, Korea. In addition, our manufacturing facility and corporate headquarters in Plano, Texas is also operational. We have also expanded our co-packing expertise to tea bag style coffee products, which we believe are gaining traction in the United States.

Dripkit Transaction

On February 25, 2022 (the “Closing Date”), the Company acquired substantially all of the assets and certain specified liabilities of Dripkit (the “Acquisition”) pursuant to the Asset Purchase Agreement, dated as of February 21, 2022 (the “Asset Purchase Agreement”), by and among the Company, Dripkit, and Dripkit’s existing investors (the “Stock Recipients”) who executed joinders to the Asset Purchase Agreement as of the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, the aggregate purchase price paid by the Company for the Acquisition was $860,000, plus the assumption of certain assumed liabilities, subject to certain adjustments and holdbacks as provided in the Asset Purchase Agreement.

On the Closing Date, after adjustments and holdbacks under the Asset Purchase Agreement, the Company paid the aggregate purchase price as follows: (i) cash paid by the Company to Dripkit was $257,000, and (ii) the Company issued to the Stock Recipients an aggregate of 178,681 shares of the Company’s common stock. In addition, the Company repaid the entire outstanding principal amount of Dripkit’s Small Business Association Economic Injury Disaster Loan in the amount of $78,656.

For additional information regarding the Acquisition and the Asset Purchase Agreement, see Note 4—Business Combinations to the Unaudited Consolidated Financial Statements.

Dripkit will operate as a new Dripkit Coffee business division that is wholly owned by NuZee, Inc. On the Closing Date, the Company entered into an employment agreement for a term of two years with Ilana Kruger, the holder of approximately 71% of the capital stock of Dripkit, pursuant to which Ms. Kruger will serve as Chief Executive Officer of the new Dripkit Coffee business division.

Impact of the COVID-19 Pandemic

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In the six months ended March 31, 2022, as a result of the COVID-19 pandemic and responses to the outbreak, certain of our customers slowed or delayed purchases of our co-packing services or single serve coffee products, and we also believe that potential sales of our single serve coffee products to new or potential customers in the hospitality industry were adversely impacted. We have also experienced delays in the submission and approval of custom artwork and packaging as well as the shipment to us of coffee for co-packing. In addition, we incurred lost production time due to employee absences. We do not believe, however, that these delays and disruptions had a significant effect on our business or results of operations to date, and in some cases, we have been able to mitigate these adverse effects in part by sourcing coffee and other supplies from alternative suppliers in the United States. The COVID-19 crisis may have an adverse impact on our business and financial results going forward that we are not currently able to fully determine or quantify. The COVID-19 crisis may adversely affect the ability of our customers to pay for goods delivered on a timely basis, or at all. Any increase in the amount or deterioration in the collectability of accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital.

Geographic Concentration

Our operations are primarily split between two geographic areas: North America and Asia.

For the three months ended March 31, 2022, net revenues attributable to our operations in North America totaled $583,944 compared to $251,850 of net revenues attributable to our operations in North America for the three months ended March 31, 2021. For the six months ended March 31, 2022, net revenues attributable to our operations in North America totaled $1,401,285 compared to $658,338 of net revenues attributable to our operations in North America for the six months ended March 31, 2021. Additionally, as of March 31, 2022, $411,733 of our property and equipment, net was attributable to our North American operations, compared to $517,966 attributable to our North American operations as of September 30, 2021.

For the three months ended March 31, 2022, net revenues attributable to our operations in Asia totaled $131,129 compared to $162,214 of net revenues attributable to our operations in Asia during the three months ended March 31, 2021. For the six months ended March 31, 2022, net revenues attributable to our operations in Asia totaled $333,041 compared to $273,714 of net revenues attributable to our operations in Asia during the six months ended March 31, 2021. Additionally, as of March 31, 2022, $260,912 of our property and equipment, net was attributable to our Asian operations, compared to $156,058 attributable to our Asian operations as of September 30, 2021.

Results of Operations

Our results of operations for the three and six months ended March 31, 2022 includes the operations of Dripkit for the period from February 25, 2022, the date of the Acquisition, to March 31, 2022.

Comparison of three months ended March 31, 2022 and 2021:

Revenue

	Three months ended March 31,		Change
	2022	2021	Dollars	%
Revenue	$715,073	$414,064	$301,009	73%

For the three months ended March 31, 2022, our revenue increased by $301,009, or approximately 73%, compared with the three months ended March 31, 2021. This increase was primarily related to increased co-packing revenue to existing and new customers. In the third and fourth quarters of fiscal year 2021, we expanded our U.S. sales and support operations, which resulted in increased orders and increased co-packing opportunities in the three months ended March 31, 2022.

Cost of sales and gross margin

	Three months ended
	March 31,		Change
	2022	2021	Dollars	%
Cost of sales	$714,092	$423,113	$290,979	69%
Gross profit (loss)	981	$(9,049)	$10,030	(111)%
Gross profit (loss) %	0%	(2)%

For the three months ended March 31, 2022, we generated a total gross profit of $981 from sales of our products and co-packing services, compared to a total gross loss of ($9,049) for the three months ended March 31, 2021. The gross margin rate was 0% for the three months ended March 31, 2022, and (2)% for the three months ended March 31, 2021. This increase in gross profit was driven primarily by greater scale in our manufacturing operations due to increased production during the current quarter versus the same period in the prior year, combined with increased sales offset by increased materials and labor costs.

Operating Expenses

	Three months ended
	March 31,		Change
	2022	2021	Dollars	%
Operating Expenses	$3,196,479	$6,077,548	$(2,881,069)	(47)%

For the three months ended March 31, 2022, the Company’s operating expenses totaled $3,196,479 compared to $6,077,548 for the three months ended March 31, 2021, representing a 47% decrease. This decrease is primarily attributable to a decrease in stock-based compensation expense, offset by an increase in operating expenses associated with greater staffing levels, marketing activities and administrative costs. Lease expenses associated with subleased property of $34,211 for the three months ended March 31, 2021 were reclassified from operating expenses to other expense.

Net Loss

	Three months ended
	March 31,		Change
	2022	2021	Dollars	%
Net Loss	$3,223,697	$6,085,608	$(2,861,911)	(47)%

For the three months ended March 31, 2022, we generated a net loss of $3,223,697 versus $6,085,608 for the three months ended March 31, 2021. This decrease in net loss is primarily attributable to lower stock-based compensation expense, offset by an increase in operating expenses associated with greater staffing levels, marketing activities and administrative costs.

Comparison of six months ended March 31, 2022 and 2021:

Revenue

	Six months ended March 31,		Change
	2022	2021	Dollars	%
Revenue	$1,734,326	$932,051	$802,275	86%

For the six months ended March 31, 2022, our revenue increased by $802,275, or approximately 86% compared with the six months ended March 31, 2021. This increase was primarily related to increased co-packing revenue to existing and new customers. In the third and fourth quarters of fiscal year 2021, we expanded our U.S. sales and support operations, which resulted in increased orders and increased co-packing opportunities in the six months ended March 31, 2022.

Cost of sales and gross margin

	Six months ended
	March 31,		Change
	2022	2021	Dollars	%
Cost of sales	$1,717,974	$939,397	$778,577	83%
Gross profit (loss)	16,352	$(7,346)	$23,698	(323)%
Gross profit (loss)%	1%	(1)%

For the six months ended March 31, 2022, we generated a total gross profit of $16,352, from sales of our products and co-packing services, compared to a total gross loss of ($7,346) for the six months ended March 31, 2021. The gross margin rate was 1% for the six months ended March 31, 2022, and (1)% for the six months ended March 31, 2021. This increase in gross profit was driven primarily by greater scale in our manufacturing operations due to increased production during the current six month period versus the same period in the prior year, combined with increased sales offset by increased materials and labor costs.

Operating Expenses

	Six months ended
	March 31,		Change
	2022	2021	Dollars	%
Operating Expenses	$6,007,668	$11,937,411	$(5,929,743)	(50)%

For the six months ended March 31, 2022, the Company’s operating expenses totaled $6,007,668 compared to $11,937,411 for the six months ended March 31, 2021, representing a 50% decrease. This decrease is primarily attributable to a decrease in stock-based compensation expense, offset by an increase in operating expenses associated with greater staffing levels, marketing activities and administrative costs. Lease expenses associated with subleased property of $78,174 for the six months ended March 31, 2021 were reclassified from operating expenses to other expense.

Net Loss

	Six months ended
	March 31,		Change
	2022	2021	Dollars	%
Net Loss	$6,027,900	$11,981,680	$(5,953,780)	(50)%

For the six months ended March 31, 2022, we generated a net loss of $6,027,900 versus $11,981,680 for the six months ended March 31, 2021. This decrease in net loss is primarily attributable to lower stock-based compensation expense, offset by an increase in operating expenses associated with greater staffing levels, marketing activities and administrative costs.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of March 31, 2022, we had an accumulated deficit of approximately $58.9 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses because of the costs associated with operating as an exchange-listed public company. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

As of March 31, 2022, we had a cash balance of $8,211,703. We believe that our cash and cash equivalents will be sufficient to fund our planned operations and capital expenditure requirements for at least twelve months from May 5, 2022. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. As a result, we could deplete our available capital resources sooner than we currently expect, and a reduction in consumer demand for, or revenues from the sale of, our single serve coffee products could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected revenues from sales of our single serve coffee products, may change as a result of many factors currently unknown to us.

On December 28, 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Maxim Group LLC (“Maxim”), as agent (the “Agent”), pursuant to which we may offer and sell, from time to time, shares of our common stock through the Agent in “at-the-market-offerings”, as defined in Rule 415 under the Securities Act, having an aggregate offering price of up to $20,000,000, subject to any applicable limits when using Form S-3 (the “ATM Offering”). For additional information regarding the Equity Distribution Agreement, including the amount of net proceeds raised in the six months ended March 31, 2022, see “—Summary of Cash Flows—Financing Activities” and Note 6—Issuance of Equity Securities to the Unaudited Consolidated Financial Statements.

Subsequent to March 31, 2022, on April 13, 2022, pursuant to Securities Act registration exemptions under Regulation S and/or Section 4(a)(2) of the Securities Act, we sold 884,778 units (the “2022 Units”), at a price of $2.00 per 2022 Unit and an aggregate purchase price of approximately $1.77 million, with each 2022 Unit consisting of (a) one share of our common stock and (b) one warrant (the “2022 Warrants”) to purchase one whole share of our common stock with an initial exercise price of $2.00 per share. Holders may exercise their 2022 Warrants on a “cashless” basis pursuant to a formula set forth in the form of 2022 Warrant. For additional information regarding the 2022 Warrants, see Note 8—Subsequent Events to the Unaudited Consolidated Financial Statements.

In the future, we expect to seek to raise additional capital through public or private equity offerings, such as through sales of our common stock under the Equity Distribution Agreement. We also may receive additional funds upon the exercise for cash of outstanding warrants, if and when exercised at the election of the warrant holders, including the Series A warrants (the “Series A Warrants”) and Series B warrants (the “Series B Warrants” and, collectively with the Series A Warrants, the “2021 Warrants”) that were sold by us in March 2021 in an underwritten registered public offering. For additional information regarding the 2021 Warrants, see Note 7—Stock Options and Warrants to the Unaudited Consolidated Financial Statements.

In the long term, we expect we will need to raise additional funds to support our operating activities, and such funding may not be available to us on acceptable terms, or at all. The timing and amount of funds that we will need to raise will depend on a number of factors, including our ability to generate a sufficient amount of revenues from the sale of our single serve coffee products to fund our business operations and the timing and amount of funds received upon the exercise for cash of outstanding warrants by the warrant holders. If we are unable to raise additional funds when needed, our operations and ability to execute our business strategy could be adversely affected. Until we can generate a sufficient amount of revenue, we may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

Contractual Obligations

Our significant contractual cash requirements as of March 31, 2022, primarily include payments for operating and finance lease liabilities and principal and interest on loans. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of March 31, 2022, we had payments for lease and loan obligations of approximately $960,230, of which $399,009 are payable within 12 months as of March 31, 2022. We had no purchase obligations as of March 31, 2022

Summary of Cash Flows

	Six Months Ended
	March 31,
	2022	2021
Cash used in operating activities	$(4,154,028)	$(2,920,481)
Cash used in investing activities	$(539,521)	$(122,554)
Cash provided by financing activities	$2,063,705	$13,674,036
Effect of foreign exchange on cash	$25,593	$5,480
Net change in cash	$(2,604,251)	$10,636,481

Operating Activities

We used $4,154,028 and $2,920,481 of cash in operating activities during the six months ended March 31, 2022, and 2021, respectively, principally to fund our operations.

Investing Activities

We used $539,521 and $122,554 of cash in investing activities during the six months ended March 31, 2022 and 2021, respectively. Cash used in the six months ended March 31, 2022 was for the acquisition of substantially all of the assets of Dripkit and the purchase of equipment. Cash used in the six months ended March 31, 2021 was for the purchase of equipment.

Financing Activities

Historically, we have funded our operations primarily through the issuance of our equity securities.

Cash provided by financing activities of $2,063,705 and $13,674,036 for the six months ended March 31, 2022 and 2021, respectively, is primarily related to proceeds received upon the exercise of outstanding 2021 Warrants by the 2021 Warrant holders, advances received on the sale of equity securities, and issuance of shares of our common stock under the Equity Distribution Agreement in the six months ended March 31, 2022, as further described below, and issuance of equity securities in the six months ended March 31, 2021.

In the six months ended March 31, 2022, we issued 384,447 shares of common stock related to exercises of 2021 Warrants, including 380,447 shares of common stock issued upon exercise of 380,447 Series A Warrants and 4,000 shares of common stock issued upon exercise of 8,000 Series B Warrants. In connection with such exercises, in the six months ended March 31, 2022, we received aggregate net proceeds of $1,702,596. For additional information regarding the Series A Warrants and Series B Warrants, see Note 7—Stock Options and Warrants to the Unaudited Consolidated Financial Statements.

ATM Offering

On December 28, 2021, we entered into the Equity Distribution Agreement with Maxim, as Agent, pursuant to which we may offer and sell, from time to time, shares of our common stock through the Agent in “at-the-market-offerings”, as defined in Rule 415 under the Securities Act, having an aggregate offering price of up to $20,000,000, subject to any applicable limits when using Form S-3. The offer and sale of shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-248531) initially filed by us with the SEC on September 1, 2020, and declared effective by the SEC on October 2, 2020, under the Securities Act. We are not obligated to make any sales of shares of our common stock under the Equity Distribution Agreement. In the six months ended March 31, 2022, we issued and sold 42,448 shares of our common stock under the Equity Distribution Agreement, raising net proceeds of $88,426.

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

Except as described below, there were no significant and material changes in our critical accounting policies and use of estimates during the three and six months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 22, 2021.

Business Combinations

On February 25, 2022, we completed the acquisition of substantially all of the assets of Dripkit. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill acquired include but are not limited to future (i) expected cash flows from acquired customer relationships and trademarks, (ii) attrition, (iii) revenues, (iv) royalty rate, (v) operating profit and (vi) discount rate.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, we completed the acquisition of substantially all of the assets of Dripkit. We are currently in the process of evaluating the impact of this acquisition on our system of internal control over financial reporting. We are also developing plans to integrate Dripkit’s processes and controls into our current state processes. Except for this current evaluation of Dripkit into our overall internal control over financial reporting program, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the quarter ended March 31, 2022, we issued the following securities that were not registered under the Securities Act:

●	On February 25, 2022, in connection with the completion of our acquisition of substantially all of the assets of Dripkit pursuant to the Asset Purchase Agreement, we issued an aggregate of 178,681 shares of our common stock to the Stock Recipients. For additional information, see Note 4—Business Combinations to the Unaudited Consolidated Financial Statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dripkit Transaction” herein. Each Stock Recipient was an accredited investor (as that term is defined in Regulation D under the Securities Act).
●	On February 8, 2022, we issued 14,000 shares of our common stock upon exercise of stock options previously issued to an advisor for certain legal services. In connection with such exercise, the Company received $12,600 in cash as payment of the aggregate exercise price.

In issuing shares of our common stock in the transactions described above, the Company relied on the exemptions from the registration requirements of the Securities Act provided for in Regulation D and/or Section 4(a)(2) of the Securities Act.

Item 5. Other Information

Information Required by Item 407(c)(3) of Regulation S-K

As previously disclosed, on March 17, 2022, the Company’s Board of Directors (the “Board”) approved and adopted the Third Amended and Restated Bylaws of the Company (the “New Bylaws”). The following briefly describes provisions in the New Bylaws that made changes to the Company’s procedures by which stockholders may recommend nominees to the Board and submit stockholder proposals at annual meetings of stockholders:

1. Section 1.10(a) of the New Bylaws permits stockholders to submit proposals (including director nominations) at any annual meeting of stockholders if advance notice thereof has been timely delivered to, or mailed and received by, the secretary of the Company not less than 90 nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of stockholders. However, if the annual meeting of stockholders is changed by more than 30 calendar days before or after such anniversary date, different timing provisions will apply as set forth in the New Bylaws.

2. Section 1.10(b) of the New Bylaws requires a stockholder’s notice of nomination of a person for election as a director to include, among other information, such stockholder’s name and address and the number and class of all shares beneficially owned by such stockholder, the name of the person to be nominated, the number and class of all shares of each class of stock of the Company beneficially owned by such person, and such person’s signed consent to serve as a director of the Company, if elected.

Pursuant to the New Bylaws, if a stockholder wishes to submit a proposal (including a director nomination) at the 2023 annual meeting of stockholders otherwise than for inclusion in next year’s proxy materials, a stockholder must do so not later than December 17, 2022, nor earlier than the close of business on November 17, 2022. However, if the date of our 2023 annual meeting of stockholders is not held between February 15, 2023 and April 16, 2023, to be timely, notice by the stockholder must be received not later than the 10th day following the day on which notice of the date of the 2023 annual meeting of stockholders was mailed or first publicly announced or disclosed, whichever occurs first.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
2.1+	Asset Purchase Agreement, dated as of February 21, 2022, by and among the Company, Dripkit, Inc., and Dripkit’s existing investors party thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 22, 2022, SEC File Number 001-39338)
3.1	Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on September 6, 2011, SEC File Number 333-176684)
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684)
3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157)
3.4	Third Amended and Restated Bylaws of the Company, effective March 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, SEC File Number 001-39338)
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2022, SEC File Number 001-39338)
10.1†*	Description of Registrant’s Non-Employee Director Compensation Policy
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document***
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

† Indicates management contract or compensatory plan.

* Filed herewith.

** Furnished herewith.

*** The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

+ Certain schedules to this agreement have been omitted pursuant to Item 601 of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 12, 2022	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer and President (Principal Executive Officer), Secretary, Treasurer, and Director

		By:	/s/ Patrick Shearer
Patrick Shearer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

