Form 10-Q
period 2022-06-30
NuZee, Inc.
filed 2022-08-12
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 11, 2022, the registrant had 23,668,017 shares of common stock outstanding.

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

Item 1. Financial Statements

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	September 30, 2021
ASSETS
Current assets:
Cash	$7,523,099	$10,815,954
Accounts receivable, net	573,990	555,238
Inventories, net	682,580	573,464
Prepaid expenses and other current assets	1,174,297	482,288
Total current assets	9,953,966	12,426,944

Property and equipment, net	612,296	674,024

Other assets:
Right-of-use asset - operating lease	731,419	386,587
Investment	171,210	175,425
Goodwill	531,412	-
Intangible assets, net	303,556	-
Other assets	86,748	79,822
Total other assets	1,824,345	641,834

Total assets	$12,390,607	$13,742,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$456,470	$342,790
Current portion of long-term loan payable	7,890	43,618
Current portion of lease liability - operating lease	180,939	150,931
Current portion of lease liability - finance lease	30,610	27,833
Accrued expenses	492,409	274,009
Deferred income	338,317	175,822
Other current liabilities	23,353	138,631

Total current liabilities	1,529,988	1,153,634

Non-current liabilities:
Lease liability - operating lease, net of current portion	565,825	247,656
Lease liability - finance lease, net of current portion	29,696	50,567
Loan payable - long term, net of current portion	6,753	12,696
Other noncurrent liabilities	80,817	65,802
	683,091	376,721

Total liabilities	$2,213,079	$1,530,355

Stockholders’ equity:
Common stock; 100,000,000 shares authorized, $0.00001 par value; 19,468,017 and 17,820,390 shares issued and outstanding as of June 30, 2022, and September 30, 2021, respectively	$194	$178
Additional paid in capital	71,485,715	64,839,254
Accumulated deficit	(61,486,600)	(52,824,808)
Accumulated other comprehensive income	178,219	197,823
Total stockholders’ equity	10,177,528	12,212,447

Total liabilities and stockholders’ equity	$12,390,607	$13,742,802

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Revenues, net	$774,019	$510,032	$2,508,345	$1,442,083
Cost of sales	857,672	413,446	2,575,646	1,352,843
Gross profit (loss)	(83,653)	96,586	(67,301)	89,240

Operating expenses	2,546,608	3,165,840	8,554,276	15,103,252
Loss from operations	(2,630,261)	(3,069,254)	(8,621,577)	(15,014,012)

Loss from equity method investment	(1,919)	(102)	(4,215)	(4,077)
Other income	60,672	47,909	145,890	101,623
Other expense	(60,361)	(41,992)	(174,889)	(120,978)
Interest expense, net	(2,023)	(3,603)	(7,001)	(11,278)
Net loss	$(2,633,892)	$(3,067,042)	$(8,661,792)	$(15,048,722)
Basic and diluted loss per common share	$(0.14)	$(0.17)	$(0.47)	$(0.94)

Basic and diluted weighted average number of common stock outstanding	19,332,753	17,820,390	18,475,396	15,938,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NuZee, Inc.
For the three months ended June 30	2022	2021
Net loss	$(2,633,892)	$(3,067,042)

Foreign currency translation	(45,197)	(7,854)
Total other comprehensive loss, net of tax	(45,197)	(7,854)
Comprehensive loss	$(2,679,089)	$(3,074,896)

	NuZee, Inc.
For the nine months ended June 30	2022	2021
Net loss	$(8,661,792)	$(15,048,722)

Foreign currency translation	(19,604)	(2,374)
Total other comprehensive loss, net of tax	(19,604)	(2,374)
Comprehensive loss	$(8,681,396)	$(15,051,096)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2021	17,820,390	$178	$64,839,254	$(52,824,808)	$197,823	$12,212,447

Exercise of warrants, net of issuance costs	384,447	4	1,721,014	-	-	1,721,018
Stock option expense	-	-	1,124,187	-	-	1,124,187
Other comprehensive gain	-	-	-	-	32,688	32,688
Net loss	-	-	-	(2,804,203)	-	(2,804,203)
Balance December 31, 2021	18,204,837	$182	$67,684,455	$(55,629,011)	$230,511	$12,286,137

Warrant issuance costs	-	-	(18,422)	-	-	(18,422)
Common stock issued for cash, ATM offering, net of issuance costs	42,448	-	88,426	-	-	88,426
Common stock issued for Dripkit acquisition	178,681	2	386,842	-	-	386,844
Stock option expense	-	-	935,447	-	-	935,447
Exercise of stock options	14,000	-	12,600	-	-	12,600
Restricted stock award issuance	117,920	1	9,589	-	-	9,590
Other comprehensive loss	-	-	-	-	(7,095)	(7,095)
Net loss	-	-	-	(3,223,697)	-	(3,223,697)
Balance March 31, 2022	18,557,886	185	$69,098,937	$(58,852,708)	$223,416	$10,469,830
Common stock issued for cash, ATM offering, net of issuance costs	6,878	-	$6,830	$-	$-	$6,830
Equity securities issued for cash, exempt offering, net of issuance costs	884,778	9	1,649,727	-	-	1,649,736

Common stock issued to settle Dripkit Bulk Sales Holdback Amount	18,475	-	40,000	-	-	40,000
Stock option expense	-	-	627,895	-	-	627,895
Amortization of restricted stock award issued	-	-	62,326	-	-	62,326
Other comprehensive loss	-	-	-	-	(45,197)	(45,197)
Net loss	-	-	-	(2,633,892)	-	(2,633,892)
Balance June 30, 2022	19,468,017	$194	$71,485,715	$(61,486,600)	$178,219	$10,177,528

					Accumulated
	Common stock		Additional paid-in	Accumulated	other comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2020	14,570,105	$146	$40,472,229	$(34,272,778)	$190,161	$6,389,758
Equity securities issued for cash, net of issuance costs	324,959	3	2,683,977	-	-	2,683,980
Stock option expense	-	-	4,507,298	-	-	4,507,298
Exercise of stock options	6,000	-	9,180	-	-	9,180
Other comprehensive gain	-	-	-	-	1,656	1,656
Net loss	-	-	-	(5,896,072)	-	(5,896,072)
Balance December 31, 2020	14,901,064	$149	$47,672,684	$(40,168,850)	$191,817	$7,695,800
				-
Equity securities issued for cash, net of issuance costs	2,782,111	28	11,017,276	-	-	11,017,304
Restricted stock award issuance	137,215	1	870,999	-	-	871,000
Stock option expense	-	-	1,989,006	-	-	1,989,006
Other comprehensive gain	-	-	-	-	3,824	3,824
Net loss	-	-	-	(6,085,608)		(6,085,608)
Balance March 31, 2021	17,820,390	178	$61,549,965	$(46,254,458)	$195,641	$15,491,326

Amortization of restricted stock award issued	-	-	91,036	-	-	91,036
Stock option expense	-	-	1,506,613	-	-	1,506,613
Other comprehensive loss	-	-	-	-	(7,854)	(7,854)
Net loss	-	-	-	(3,067,042)	-	(3,067,042)

Balance June 30, 2021	17,820,390	178	$63,147,614	$(49,321,500)	$187,787	$14,014,079

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 30, 2022	June 30, 2021

Operating activities:
Net loss	$(8,661,792)	$(15,048,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	295,178	254,929
Noncash lease expense	213,539	215,397
Stock option expense	2,687,529	8,002,917
Restricted stock award issuance	71,916	962,036
Property and equipment impairment	-	840,391
Sales allowance	-	(11,563)
Loss on disposition of asset	12,618	-
Write-off of deferred offering costs	-	477,605
Loss from equity method investment	4,215	4,077
Change in operating assets and liabilities:
Accounts receivable	(18,752)	(112,858)
Inventories	(99,452)	(183,486)
Prepaid expenses and other current assets	(49,464)	(141,018)
Other assets	(6,926)	(1,362)
Accounts payable	112,917	31,540
Deferred income	162,495	61,032
Lease liability – operating lease	(210,194)	(193,118)
Accrued expenses and other current liabilities	(206,140)	(363,112)
Other non-current liabilities	15,015	728
Net cash used in operating activities	(5,677,298)	(5,204,587)

Investing activities:
Purchase of equipment	(214,524)	(141,445)
Acquisition of Dripkit	(413,069)	-
Net cash used in investing activities	(627,593)	(141,445)

Financing activities:
Proceeds from issuance of common stock, exercise of options	12,600	9,180
Repayment of loans	(41,671)	(40,407)
Repayment of finance lease	(18,094)	(15,939)
Proceeds from issuance of common stock, ATM offering, net of issuance costs	95,256	-
Proceeds from issuance of common stock, exercise of warrants, net of issuance costs	1,702,596	-
Proceeds from issuance of equity securities, exempt offering, net of issuance costs	1,649,736	-
Proceeds from issuance of equity securities, net of issuance costs	-	13,701,284
Cash paid for offering costs	(368,783)	-
Net cash provided by financing activities	3,031,640	13,654,118

Effect of foreign exchange on cash	(19,604)	(2,374)
Net change in cash	(3,292,855)	8,305,712
Cash, beginning of period	10,815,954	4,398,545
Cash, end of period	$7,523,099	$12,704,257

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,077	$11,278
Cash paid for taxes	$800	$7,044

Non-cash transactions:
ROU assets and liabilities added during the period	$558,371	$-
Common stock issued in acquisition of Dripkit	$426,844	$-
Stock issuance costs accrued	$273,762	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. We reclassified lease expenses associated with subleased property from Operating expenses to Other expenses totaling $118,885 for the nine months ended June 30, 2021 and $40,712 for the three months ended June 30, 2021. We also reclassified $18,000 of capitalized software costs included in Property and Equipment, net at September 30, 2021 to Prepaid expenses and other current assets. These reclassifications had no effect on the previously reported net loss.

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

The Company has two wholly owned international subsidiaries in NuZee KOREA Ltd. (“NuZee KR”) and NuZee Investment Co., Ltd. (“NuZee INV”).

On February 25, 2022 (the “Closing Date”), the Company acquired substantially all the assets and certain specified liabilities (the “Acquisition”) of Dripkit, Inc., a Delaware corporation (“Dripkit”), pursuant to the Asset Purchase Agreement, dated as of February 21, 2022 (the “Asset Purchase Agreement”), by and among the Company, Dripkit, and Dripkit’s existing investors (the “Stock Recipients”) who executed joinders to the Asset Purchase Agreement as of the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, the aggregate purchase price paid by the Company for the Acquisition was $860,000, plus the assumption of certain assumed liabilities, subject to certain adjustments and holdbacks as provided in the Asset Purchase Agreement. Dripkit is engaged in the business of manufacturing and sales of a single serve pour over coffee format that has a large-size single serve pour over pack that sits on top of the cup. Dripkit operates as a new Dripkit Coffee business division that is wholly owned by NuZee, Inc. The Company analyzed the Acquisition under ASC 805 and concluded that it should be accounted for as a business combination. The Acquisition has been included in the Company’s financial statements from the date of the Acquisition.

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of June 30, 2022, and June 30, 2021, the total number of common stock equivalents was 9,706,438 and 8,289,864, respectively, comprised of stock options and warrants as of June 30, 2022 and June 30, 2021. The Company incurred a net loss for the three and nine months ended June 30, 2022, and 2021, respectively, and therefore basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

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

As of June 30, 2022, the Company had cash of $7,523,099. However, the Company has not attained profitable operations since inception.

Major Customers

In the nine months ended June 30, 2022 and 2021, revenue was primarily derived from major customers disclosed below.

Nine months ended June 30, 2022:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$660,997	26%	$239,579	42%
Customer CU	$252,137	10%	$52,564	9%
Customer S	$242,580	10%	$62,590	11%

Nine months ended June 30, 2021:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$456,247	32%	$124,814	39%

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

During our analysis of leases in the nine months ended June 30, 2022, we determined to renew the office and manufacturing space in Vista, California which was scheduled to expire on January 31, 2023, through March 31, 2025. The lease has a monthly base rent of $8,451, plus common area expenses. Along with the extension, we leased an additional 1,796 square feet that has a monthly base rent of $2,514 through March 31, 2025. We extended our sub-leased property in Vista, California, through January 31, 2023. The lease has a monthly rent of $2,111 and has been calculated as a ROU Asset co-terminus with the direct-leased property. The Seoul, Korea office and manufacturing space lease was extended through June 2022 and there is an apartment leased through June 2022. Additionally, the Company leased a new larger office and manufacturing space in Seoul, Korea beginning November 15, 2021, through November 15, 2023. The lease has a monthly expense of $7,040. Accordingly, we have added ROU assets and lease liabilities related to those leases at June 30, 2022.

As of June 30, 2022, our operating leases had a weighted average remaining lease term of 1.6 years and a weighted-average discount rate of 5.5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2021	$386,587
ROU Asset added during the period	558,371
Amortization during the period	(213,539)
ROU Asset – June 30, 2022	$731,419
Lease Liability – October 1, 2021	$398,587
Lease Liability added during the period	558,371
Amortization during the period	(210,194)
Lease Liability – June 30, 2022	$746,764

Lease Liability – Short-Term	$180,939
Lease Liability – Long-Term	565,825
Lease Liability – Total	$746,764

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of June 30, 2022:

Amounts due within twelve months of June 30,

2023	$292,775
2024	322,280
2025	186,759
Total Minimum Lease Payments	801,814
Less Effect of Discounting	(55,050)
Present Value of Future Minimum Lease Payments	746,764
Less Current Portion of Operating Lease Liabilities	180,939
Long-Term Operating Lease Liabilities	$565,825

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month through July 2024. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,500 for the purchase of this equipment. This transaction was accounted for as a finance lease. As of June 30, 2022, our finance lease had a remaining lease term of 1.9 years and a discount rate of 12.75%. The interest expense on finance lease liabilities for the nine months ended June 30, 2022 was $6,741.

During the year ended September 30, 2021, we recorded an impairment to fully write off the related equipment as it was deemed no longer useful for our operations.

The table below summarizes future minimum finance lease payments at June 30, 2022 for the twelve months ended June 30:

2022	$33,113
2023	33,113
2024	2,759
Total Minimum Lease Payments	68,985
Amount representing interest	(8,679)
Present Value of Minimum Lease Payments	60,306
Current Portion of Finance Lease Obligations	30,610
Finance Lease Obligations, Less Current Portion	$29,696

Rent expense included in Operating expense for the nine months ended June 30, 2022 and 2021 was $221,972 and $132,279, respectively. Rent expense included in Other expense for the nine months ended June 30, 2022 and 2021 was $157,267 and $118,885, respectively.

Cash and non-cash activities associated with the leases for the nine months ended June 30, 2022 are as follows:

Operating cash outflows from operating leases:	$216,334
Operating cash outflows from finance lease:	$6,741
Financing cash outflows from finance lease:	$18,094

In September 2020, we subleased the space at 1700 Capital Avenue in Plano, Texas, effective October 1, 2020, under terms that are co-terminus with the original lease ending June 30, 2024. During the nine months ended June 30, 2022, we recognized sublease income of $140,753 pursuant to the sublease included in Other income on our financial statements. Future minimum lease payments to be received under that sublease as of June 30, 2022, for each of the twelve months ended June 30 are as follows:

2023	$126,017
2024	129,835
Total	$255,852

Loans

On April 1, 2019, we purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at June 30, 2022 and September 30, 2021 amounted to $14,643 and $20,146, respectively.

The remaining loan payments are as follows:

Ford Motor Credit
2022 (Jul 2022 - Sep 2022)	$1,951
2023 (Oct 2022 - Jun 2023)	5,939
Total Current Portion	$7,890

2023 (Jul 2023 - Sep 2023)	$6,753
Total Long-Term Portion	$6,753

Grand Total	$14,643

On February 15, 2019, NuZee KR entered into equipment financing for production equipment with Shin Han Bank for $60,563. In June 2019, NuZee KR purchased additional equipment and increased the loan with Shin Han Bank by $86,518. The financing had a term of 36 months at a rate of 4.33%. Principal payments began in July 2019. The outstanding balance on this loan at June 30, 2022 and September 30, 2021 amounted to $0 and $35,898, respectively. This loan was paid in full in this reporting period.

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

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustments recorded to other comprehensive loss amounted to $(19,604) and $(2,374) for the nine months ended June 30, 2022 and 2021, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Prepaid expenses and other current assets

Prepaid expenses and other current assets at June 30, 2022 and September 30, 2021, were as follows:

	June 30, 2022	September 30, 2021
Prepaid expenses and other current assets	$1,174,297	$482,288

The prepaid expenses and other current assets balance of $1,174,297 as of June 30, 2022 primarily consists of deferred financing costs related to our ATM offering of $368,783 and our underwritten public offering completed in August 2022 of $273,762 (see Note 8—Subsequent Events), prepaid insurance and deposits, and the balance of $482,288 as of September 30, 2021 primarily consists of prepaid insurance and a customer deposit.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At June 30, 2022 and September 30, 2021, the carrying value of inventory was $682,580 and $573,464, respectively.

	June 30, 2022	September 30, 2021
Raw materials	$638,444	$552,621
Finished goods	44,136	20,843
Less – Inventory reserve	-	-
Total	$682,580	$573,464

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

The Company accounts for NLA using the equity method of accounting since the management of day-to-day operations at NLA ultimately lies with the Company’s joint venture partner as the operations of NLA are based in its partners facilities and our partner appoints the Chairman of the joint board of directors of NLA. As of June 30, 2022, the only activities in NLA were the contribution of two machines, as described above, and start up and initial marketing and sales activities. $4,215 and $4,077 of losses were recognized under the equity method of accounting during the nine months ended June 30, 2022 and June 30, 2021, respectively.

2. GEOGRAPHIC CONCENTRATION

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis. The Company is organized in three geographical segments. The Company co-packs product for customers and produces and sells its products directly in North America and Korea. The Company has a minimally staffed office in Japan that provides support for import and export of product and materials between the U.S. and Japan, as well as investor relations support to our shareholders based in Japan. Information about the Company’s geographic operations for the nine months ended June 30, 2022 and 2021 are as follows:

Geographic Concentration

	Nine Months Ended	Nine Months Ended
	June 30, 2022	June 30, 2021
Net Revenue:
North America	$2,031,781	$1,077,986
South Korea	476,564	364,097
	$2,508,345	$1,442,083

Property and equipment, net:	As of June 30, 2022	As of September 30, 2021
North America	$400,842	$517,966
South Korea	209,254	154,562
Japan	2,200	1,496
	$612,296	$674,024

3. RELATED PARTY TRANSACTIONS

For the nine months ended June 30, 2022 and June 30, 2021, respectively, the Company had sales of $0 and $28,299 of materials to NLA.

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

In the quarter ended June 30, 2022, pursuant to the terms of the Asset Purchase Agreement, the Bulk Sales Holdback Amount was used to satisfy sales and use taxes owed by Dripkit to the State of New York as of the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, the amounts remaining after offsetting the cost of these sales and use taxes were distributed as follows in the quarter ended June 30, 2022: (i) $39,237 was distributed to Dripkit on May 9, 2022, in connection with the Cash Bulk Sales Holdback Amount, and (ii) 18,475 shares of common stock were issued to the Stock Recipients on April 25, 2022, in connection with the Stock Bulk Sales Holdback Amount.

Dripkit was acquired for purposes of supplementing our current product offerings. Dripkit operates as a new Dripkit Coffee business division that is wholly-owned by NuZee, Inc.

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

Identified Intangibles and Goodwill

The Company identified tradename and customer relationships intangible assets. The tradename and customer relationships intangible assets will be amortized on a straight-line basis over their respective estimated useful lives. The goodwill recognized results from such factors as an assembled workforce and management’s industry know-how. See Note 5—Goodwill and Intangible Assets for additional information on identified intangible assets and goodwill.

The nine months ended June 30, 2022 includes the operating results of Dripkit for the period from February 25, 2022, the date of acquisition, to June 30, 2022. The consolidated statement of operations for the three and nine months ended June 30, 2022 includes revenue of approximately $30,164 and $32,645, respectively, net loss of approximately $109,249 and $122,370, respectively, and amortization expense, of approximately $19,833 and $26,444, respectively, contributed by Dripkit.

During the nine months ended June 30, 2022, the Company incurred $270,478 of transaction costs related to the Acquisition which are included in Operating expenses.

Unaudited Pro forma Financial Information

The following unaudited proforma financial information presents the combined results of operations of the Company and gives effect to the Dripkit Acquisition for the three and nine months ended June 30, 2022 and 2021, as if the Acquisition had occurred as of the beginning of the first period presented instead of on February 25, 2022.

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

The proforma financial information for the Company and Dripkit is as follows:

	For the three months ended June 30,		For the nine months ended June 30,
Description	2022	2021	2022	2021
Revenues	$774,019	$631,744	$2,585,802	$1,787,270
Net loss	$2,624,975	$3,101,583	$8,491,254	$15,234,435

For purposes of the pro forma disclosures above, the primary adjustments for the three months and nine months ended June 30, 2022 include the elimination of transaction costs of approximately $8,917 and $270,478, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the nine months ended June 30, 2022, consists of the following:

June 30, 2022
Balance at September 30, 2021	$-
Dripkit acquisition	531,412
Balance at June 30, 2022	$531,412

As of June 30, 2022, the Company’s intangible assets consisted of the following:

	Amortization	June 30, 2022
	Period (Years)	Gross	Accumulated Amortization	Net
Tradenames	5	$230,000	$15,333	$214,667
Customer relationships	3	100,000	11,111	88,889
Balance at June 30, 2022		$330,000	$26,444	$303,556

Amortization expense was $26,444 for the nine months ended June 30, 2022.

6. ISSUANCE OF EQUITY SECURITIES

Exercise of Warrants

In the nine months ended June 30, 2022, we issued 384,447 shares of common stock related to exercises of 2021 Warrants (as defined below), including 380,447 shares of common stock issued upon exercise of 380,447 Series A Warrants (as defined below) and 4,000 shares of common stock issued upon exercise of 8,000 Series B Warrants (as defined below). In connection with such exercises, in the nine months ended June 30, 2022, we received aggregate net proceeds of $1,702,596.

ATM Offering

On December 28, 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Maxim Group LLC, as agent (the “Agent”), pursuant to which we could offer and sell, from time to time, shares of our common stock through the Agent in “at-the-market-offerings”, as defined in Rule 415 under the Securities Act, having an aggregate offering price of up to $20,000,000, subject to any applicable limits when using Form S-3. Pursuant to the Equity Distribution Agreement, we paid the Agent a commission rate, in cash, equal to 3.0% of the aggregate gross proceeds from each sale of shares of our common stock under the Equity Distribution Agreement. The offer and sale of shares of our common stock were made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-248531) initially filed by us with the SEC on September 1, 2020, and declared effective by the SEC on October 2, 2020, under the Securities Act. We were not obligated to make any sales of shares of our common stock under the Equity Distribution Agreement. In the nine months ended June 30, 2022, we issued and sold 49,326 shares of our common stock under the Equity Distribution Agreement, raising net proceeds of $95,256. In connection with such sales, we paid compensation to the Agent in the amount of $3,003. As further described in Note 8 – Subsequent Events, we terminated the Equity Distribution Agreement on August 5, 2022.

Grant of Restricted Stock Awards to the Company’s Independent Board Members

On March 17, 2022, pursuant to the Company’s non-employee director compensation policy, the Compensation Committee (the “Committee”) of the Company’s Board of Directors (the “Board”) granted 23,584 restricted shares (the “Restricted Shares”) of the Company’s common stock to each of the Company’s five independent directors pursuant to the NuZee, Inc. 2013 Stock Incentive Plan, totaling 117,920 Restricted Shares. The Restricted Shares are scheduled to vest in full on the one-year anniversary of the grant date, subject to each independent director’s continued service as a director of the Company. The Company recognized common stock compensation expense of $71,916 for the nine months ended June 30, 2022 related to these Restricted Shares.

April 2022 Exempt Offering

On April 13, 2022, pursuant to Securities Act registration exemptions under Regulation S and/or Section 4(a)(2) of the Securities Act, the Company sold 884,778 units (the “2022 Units”), at a price of $2.00 per 2022 Unit for aggregate net proceeds of $1,649,736, with each 2022 Unit consisting of (a) one share of our common stock and (b) one warrant (each, a “2022 Warrant” and collectively, the “2022 Warrants”) to purchase one whole share of our common stock with an initial exercise price of $2.00 per share.

7. STOCK OPTIONS AND WARRANTS

Options

During the nine months ended June 30, 2022, the Company granted 100,000 new stock options, issued 14,000 shares upon the exercise of outstanding stock options, and had 223,500 stock options that were forfeited because of the termination of employment.

The fair value of each option award granted in the nine months ended June 30, 2022 was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: expected volatility was based on the historical volatility of a peer group of companies. The expected term of options granted was determined using the simplified method under SAB 107 which represents the mid-point between the vesting term and the contractual term. The risk-free rate is calculated using the U.S. Treasury yield curve and is based on the expected term of the option.

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the nine months ended June 30, 2022:

June 30, 2022
Risk-free interest rate	2.38%
Expected option life	6 years
Expected volatility	70.53%
Expected dividend yield	0.00%
Exercise price	$2.16

The following table summarizes stock option activity for the nine months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2021	4,511,691	$4.73	8.4	$452,206
Granted	100,000	2.16
Exercised	(14,000)	0.90
Expired	-	-
Forfeited	(223,500)	13.16
Outstanding at June 30, 2022	4,374,191	$4.25	7.8	$-
Exercisable at June 30, 2022	1,932,379	$4.92	6.8	$-

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $2,687,529 and $8,002,917 for the nine months ended June 30, 2022 and June 30, 2021, respectively. Unamortized option expense as of June 30, 2022, for all options outstanding amounted to $1,808,520. These costs are expected to be recognized over a weighted average period of 1.4 years.

A summary of the status of the Company’s nonvested options as of June 30, 2022, is presented below:

Nonvested options

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at September 30, 2021	2,870,799	$5.02
Granted	100,000	2.16
Forfeited	(54,333)	4.43
Vested	(474,653)	5.90
Nonvested options at June 30, 2022	2,441,813	$4.74

Warrants

On June 23, 2020, as part of our agreement with Benchmark Company, LLC, the underwriter of the Company’s June 2020 registered public offering of common stock, we issued 40,250 warrants (the “2020 Warrants”) to purchase our common stock at an exercise price of $9.00 a share. The 2020 Warrants became exercisable on December 23, 2020 and expire on June 18, 2025.

On March 19, 2021, we entered into an underwriting agreement in connection with our registered public offering of (i) 2,777,777 units (the “2021 Units”), at a price to the public of $4.50 per 2021 Unit, with each 2021 Unit consisting of (a) one share of our common stock, (b) one Series A Warrant, and (c) one Series B Warrant (together with the Series A Warrants, the “2021 Warrants”), and (ii) 416,666 Series A Warrants and 416,666 Series B Warrants, each pursuant to the underwriter’s full exercise of their overallotment option with respect to such warrants.

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

On April 13, 2022, pursuant to Securities Act registration exemptions under Regulation S and/or Section 4(a)(2) of the Securities Act, the Company sold 884,778 2022 Units, with each 2022 Unit consisting of (a) one share of our common stock and (b) one 2022 Warrant. Each 2022 Warrant entitles the holder to purchase one share of our common stock at an exercise price of $2.00 per share. The 2022 Warrants have a term of 5 years. Holders may exercise their 2022 Warrants on a “cashless” basis pursuant to a formula set forth in the form of 2022 Warrant.

The following table summarizes warrant activity for the nine months ended June 30, 2022:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2021	4,831,915	$4.98	4.5	$-
Issued	884,778	2.00
Exercised	(384,447)	4.51
Expired	-	-
Outstanding at June 30, 2022	5,332,246	$4.52	3.9	-
Exercisable at June 30, 2022	5,332,246	$4.52	3.9	$-

In the nine months ended June 30, 2022, we issued 384,447 shares of common stock related to exercises of 2021 Warrants, including 380,447 shares of common stock issued upon exercise of 380,447 Series A Warrants and 4,000 shares of common stock issued upon exercise of 8,000 Series B Warrants. In connection with such exercises, in the nine months ended June 30, 2022, we received aggregate net proceeds of $1,702,596.

8. SUBSEQUENT EVENTS

Termination of Equity Distribution Agreement

On August 5, 2022, we terminated our Equity Distribution Agreement with the Agent. See Note 6—Issuance of Equity Securities for additional information regarding the Equity Distribution Agreement. Prior to termination, we issued and sold 49,326 shares of our common stock under the Equity Distribution Agreement, raising net proceeds of $95,256.

August 2022 Underwritten Public Offering

On August 10, 2022, we completed an underwritten public offering (the “Offering”) of 4,200,000 shares of our common stock, pursuant to an Underwriting Agreement dated as of August 7, 2022 and a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248531). The aggregate gross proceeds from the Offering were approximately $3.4 million. We received proceeds of approximately $3.2 million, after deducting underwriting discounts and before deducting Offering costs payable by us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a specialty coffee company and, we believe, a leading co-packer of single serve pour over coffee in the United States, as well as a preeminent co-packer of coffee brew bags, which is also referred to as tea-bag style coffee. In addition to our portfolio of innovative single serve pour over and coffee brew bag coffee products, we have recently expanded our product portfolio to offer a third type of single serve coffee format, DRIPKIT pour over products, as a result of our acquisition of substantially all of the assets of Dripkit, Inc. (“Dripkit”) in February 2022, as further described below. Our new, premium DRIPKIT pour over format features a large-size single serve pour over pack that sits on top of the cup and delivers in our view a barista-quality coffee experience to coffee drinkers in the United States. Our mission is to leverage our position as a co-packer at the forefront of the North American single serve coffee market to revolutionize the way single serve coffee is enjoyed in the United States. While the United States is our core market, we also have manufacturing and sales operations in Korea and a joint venture in Latin America.

We believe we are the only commercial-scale producer that has the dual capacity to pack both single serve pour over coffee and coffee brew bag coffee within the North American market. We intend to leverage our position to become the commercial coffee manufacturer of choice and aim to become the preeminent leader for coffee companies seeking to enter into and grow within the single serve coffee market in North America. We are paid per-package based on the number of single serve coffee products produced by us. Accordingly, we consider our business model to be a form of tolling arrangement, as we receive a fee for almost every single serve coffee product our co-packing customers sell in the North American and Korean markets. While we financially benefit from the success of our co-packing customers through the sales of their respective single serve coffee products, we believe we are also able to avoid the risks associated with owning and managing the product and its related inventory.

We have also developed and sell NuZee branded single serve coffee products, including our flagship Coffee Blenders line of both single serve pour over coffee and coffee brew bag, or tea-bag style, coffee, which we believe offers consumers some of the best coffee available in a single serve application in the world. We offer DRIPKIT pour over packs direct to consumers through our website, wholesale business-to-business to hospitality customers, and co-pack for coffee roasters.

We may also consider co-packaging other products that are complementary to our current product offerings and provide us with a deeper access to our customers. In addition, we are continually exploring potential strategic partnerships, co-ventures, and mergers, acquisitions, or other transactions with existing and future business partners to generate additional business, drive growth, reduce manufacturing costs, expand our product portfolio, enter into new markets, and further penetrate the markets in which we currently operate. Our goal is to continue to expand our product portfolio to raise our visibility, consumer awareness and brand profile.

Since 2016, we have been primarily focused on single serve pour over coffee production. Over this time, we have developed expertise in the operation of our sophisticated packing equipment and the related production of our single serve pour over coffee products at our manufacturing facilities. We have also expanded our co-packing expertise to coffee brew bag coffee products, which we believe are gaining traction in the United States, as well as our DRIPKIT pour over products, which is our innovative new product offering that we believe has significant growth potential.

Operational Capacity and Recent Developments

We currently lease manufacturing facilities in Vista, California and Seoul, Korea to produce our single serve pour over or coffee brew bag coffee products. In November 2021, we entered into a new lease in Seoul, Korea for a larger office and manufacturing space. In addition, we have recently expanded our office and manufacturing space in Vista, California by approximately 2,000 square feet and also extended our current lease through March 2025 and our sub-leased property through January 2023.

As a result of our capital investments since 2015, including our acquisition of packing equipment from manufacturers whom we believe are the global leaders for supplying such machines, we presently have the annual capacity to produce up to 150 million single serve coffee products (pour over or coffee brew bags) at our two manufacturing facilities, which we believe is sufficient to meet our current and anticipated manufacturing requirements. In addition, in May 2022 we announced a new partnership pursuant to which a manufacturing partner in Knoxville, Tennessee has agreed to provide us with additional manufacturing, coffee roasting and co-packing capabilities, and facilitate distribution efforts to the Eastern United States. In connection with the foregoing operational developments and following our strategic analysis of our current and anticipated facility requirements, we have determined to transition our manufacturing operations away from the facility we previously operated in Plano, Texas. However, we intend to retain our executive office and administrative operations in Plano, Texas.

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

Dripkit operates as a new Dripkit Coffee business division that is wholly owned by NuZee, Inc.

Impact of the COVID-19 Pandemic

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In the nine months ended June 30, 2022, as a result of the COVID-19 pandemic and responses to the outbreak, certain of our customers slowed or delayed purchases of our co-packing services or single serve coffee products, and we also believe that potential sales of our single serve coffee products to new or potential customers in the hospitality industry were adversely impacted. We have also experienced delays in the submission and approval of custom artwork and packaging as well as the shipment to us of coffee for co-packing. In addition, we incurred lost production time due to employee absences. We do not believe, however, that these delays and disruptions had a significant effect on our business or results of operations to date, and in some cases, we have been able to mitigate these adverse effects in part by sourcing coffee and other supplies from alternative suppliers in the United States. The COVID-19 crisis may have an adverse impact on our business and financial results going forward that we are not currently able to fully determine or quantify. The COVID-19 crisis may adversely affect the ability of our customers to pay for goods delivered on a timely basis, or at all. Any increase in the amount or deterioration in the collectability of accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital.

Geographic Concentration

Our operations are primarily split between two geographic areas: North America and Asia.

For the three months ended June 30, 2022, net revenues attributable to our operations in North America totaled $630,496 compared to $419,648 of net revenues attributable to our operations in North America for the three months ended June 30, 2021. For the nine months ended June 30, 2022, net revenues attributable to our operations in North America totaled $2,031,781 compared to $1,077,986 of net revenues attributable to our operations in North America for the nine months ended June 30, 2021. Additionally, as of June 30, 2022, $400,842 of our property and equipment, net was attributable to our North American operations, compared to $517,966 attributable to our North American operations as of September 30, 2021.

For the three months ended June 30, 2022, net revenues attributable to our operations in Asia totaled $143,523 compared to $90,383 of net revenues attributable to our operations in Asia during the three months ended June 30, 2021. For the nine months ended June 30, 2022, net revenues attributable to our operations in Asia totaled $476,564 compared to $364,097 of net revenues attributable to our operations in Asia during the nine months ended June 30, 2021. Additionally, as of June 30, 2022, $211,454 of our property and equipment, net was attributable to our Asian operations, compared to $156,058 attributable to our Asian operations as of September 30, 2021.

Results of Operations

Our results of operations for the three and nine months ended June 30, 2022 includes the operations of Dripkit for the period from February 25, 2022, the date of the Acquisition, to June 30, 2022. The Acquisition of Dripkit did not contribute to the periods prior to its acquisition in our financial statements, which therefore impacts comparisons to 2021 for our results of operations in the discussion that follows.

Comparison of three months ended June 30, 2022 and 2021:

Revenue

	Three months ended June 30,		Change
	2022	2021	Dollars	%
Revenue	$774,019	$510,032	$263,987	52%

For the three months ended June 30, 2022, our revenue increased by $263,987, or approximately 52%, compared with the three months ended June 30, 2021. This increase was primarily related to increased co-packing revenue to existing and new customers. In the third and fourth quarters of fiscal year 2021, we expanded our U.S. sales and support operations, which resulted in increased orders and increased co-packing opportunities in the three months ended June 30, 2022.

Cost of sales and gross margin

	Three months ended
	June 30,		Change
	2022	2021	Dollars	%
Cost of sales	$857,672	$413,446	$444,226	107%
Gross profit (loss)	(83,653)	$96,586	$(180,239)	(187)%
Gross profit (loss) %	(11)%	19%

For the three months ended June 30, 2022, we generated a total gross loss of ($83,653) from sales of our products and co-packing services, compared to a total gross profit of $96,586 for the three months ended June 30, 2021. The gross margin rate was (11%) for the three months ended June 30, 2022, and 19% for the three months ended June 30, 2021. This decrease in gross profit was driven primarily by increased materials and labor costs as compared to the same period in the prior year.

Operating Expenses

	Three months ended
	June 30,		Change
	2022	2021	Dollars	%
Operating Expenses	$2,546,608	$3,165,840	$(619,232)	(20)%

For the three months ended June 30, 2022, the Company’s operating expenses totaled $2,546,608 compared to $3,165,840 for the three months ended June 30, 2021, representing a 20% decrease. This decrease is primarily attributable to a decrease in stock-based compensation expense, offset by an increase in operating expenses associated with greater staffing levels, marketing activities, and administrative costs.

Net Loss

	Three months ended
	June 30,		Change
	2022	2021	Dollars	%
Net Loss	$2,633,892	$3,067,042	$(433,150)	(14)%

For the three months ended June 30, 2022, we generated a net loss of $2,633,892 versus $3,067,042 for the three months ended June 30, 2021. This decrease in net loss is primarily attributable to lower stock-based compensation expense, offset by an increase in cost of sales, and an increase in operating expenses associated with greater staffing levels, marketing activities, and administrative costs.

Comparison of nine months ended June 30, 2022 and 2021:

Revenue

	Nine months ended June 30,		Change
	2022	2021	Dollars	%
Revenue	$2,508,345	$1,442,083	$1,066,262	74%

For the nine months ended June 30, 2022, our revenue increased by $1,066,262, or approximately 74% compared with the nine months ended June 30, 2021. This increase was primarily related to increased co-packing revenue to existing and new customers. In the third and fourth quarters of fiscal year 2021, we expanded our U.S. sales and support operations, which resulted in increased orders and increased co-packing opportunities in the nine months ended June 30, 2022.

Cost of sales and gross margin

	Nine months ended
	June 30,		Change
	2022	2021	Dollars	%
Cost of sales	$2,575,646	$1,352,843	$1,222,803	90%
Gross profit (loss)	(67,301)	$89,240	$(156,541)	(175)%
Gross profit (loss)%	(3)%	6%

For the nine months ended June 30, 2022, we generated a total gross loss of ($67,301), from sales of our products and co-packing services, compared to a total gross profit of $89,240 for the nine months ended June 30, 2021. The gross margin rate was (3%) for the nine months ended June 30, 2022, and 6% for the nine months ended June 30, 2021. This decrease in gross profit was driven primarily by increased materials and labor costs as compared to the same period in the prior year.

Operating Expenses

	Nine months ended
	June 30,		Change
	2022	2021	Dollars	%
Operating Expenses	$8,554,276	$15,103,252	$(6,548,976)	(43)%

For the nine months ended June 30, 2022, the Company’s operating expenses totaled $8,554,276 compared to $15,103,252 for the nine months ended June 30, 2021, representing a 43% decrease. This decrease is primarily attributable to a decrease in stock-based compensation expense and professional services costs, offset by an increase in operating expenses associated with greater staffing levels, marketing activities and administrative costs.

Net Loss

	Nine months ended
	June 30,		Change
	2022	2021	Dollars	%
Net Loss	$8,661,792	$15,048,722	$(6,386,930)	(42)%

For the nine months ended June 30, 2022, we generated a net loss of $8,661,792 versus $15,048,722 for the nine months ended June 30, 2021. This decrease in net loss is primarily attributable to lower stock-based compensation expense, impairment charges and professional services costs, offset by an increase in operating expenses associated with greater staffing levels, marketing activities and administrative costs.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of June 30, 2022, we had an accumulated deficit of approximately $61.5 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses because of the costs associated with operating as an exchange-listed public company. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

As of June 30, 2022, we had a cash balance of $7,523,099. We believe that our cash and cash equivalents will be sufficient to fund our planned operations and capital expenditure requirements for at least twelve months from August 11, 2022. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. As a result, we could deplete our available capital resources sooner than we currently expect, and a reduction in consumer demand for, or revenues from the sale of, our single serve coffee products could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected revenues from sales of our single serve coffee products, may change as a result of many factors currently unknown to us.

On April 13, 2022, pursuant to Securities Act registration exemptions under Regulation S and/or Section 4(a)(2) of the Securities Act, we sold 884,778 units (the “2022 Units”), at a price of $2.00 per 2022 Unit for aggregate net proceeds of approximately $1.65 million, with each 2022 Unit consisting of (a) one share of our common stock and (b) one warrant (each, a “2022 Warrant” and collectively, the “2022 Warrants”) to purchase one whole share of our common stock with an initial exercise price of $2.00 per share. For additional information regarding the 2022 Warrants, see Note 7— Stock Options and Warrants to the Unaudited Consolidated Financial Statements.

On August 5, 2022, we terminated our Equity Distribution Agreement, dated December 28, 2021 (the “Equity Distribution Agreement”), with Maxim Group LLC, as agent (the “Agent”), pursuant to which we could from time to time offer and sell up to an aggregate of $20.0 million of shares of our common stock, subject to any applicable limits when using Form S-3, through the Agent in “at-the-market-offerings” (the “ATM Program”), as defined in Rule 415 under the Securities Act. Prior to termination, we issued and sold 49,326 shares of our common stock under the Equity Distribution Agreement, raising net proceeds of $95,256. We terminated the Equity Distribution Agreement because we do not intend to raise additional capital through the ATM Program.

On August 10, 2022, we completed an underwritten public offering (the “Offering”) of 4,200,000 shares of our common stock, pursuant to an Underwriting Agreement dated as of August 7, 2022 and a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248531). The aggregate gross proceeds from the Offering were approximately $3.4 million. We received proceeds of approximately $3.2 million, after deducting underwriting discounts and before deducting Offering costs payable by us.

In the future, we expect to seek to raise additional capital through public or private equity offerings. We also may receive additional funds upon the exercise for cash of outstanding warrants, if and when exercised for cash at the election of the warrant holders, including the Series A warrants (the “Series A Warrants”) and Series B warrants (the “Series B Warrants” and, collectively with the Series A Warrants, the “2021 Warrants”) that were sold by us in March 2021 in an underwritten registered public offering and the 2022 Warrants. For additional information regarding the 2021 Warrants, see Note 7—Stock Options and Warrants to the Unaudited Consolidated Financial Statements.

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

Contractual Obligations

Our significant contractual cash requirements as of June 30, 2022, primarily include payments for operating and finance lease liabilities and principal and interest on loans. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of June 30, 2022, we had payments for lease and loan obligations of approximately $821,713, of which $219,439 are payable within 12 months as of June 30, 2022. We had no purchase obligations as of June 30, 2022.

Summary of Cash Flows

	Nine Months Ended
	June 30,
	2022	2021
Cash used in operating activities	$(5,677,298)	$(5,204,587)
Cash used in investing activities	$(627,593)	$(141,445)
Cash provided by financing activities	$3,031,640	$13,654,118)
Effect of foreign exchange on cash	$(19,604)	$(2,374)
Net change in cash	$(3,292,855)	$8,305,712

Operating Activities

We used $5,677,298 and $5,204,587 of cash in operating activities during the nine months ended June 30, 2022, and 2021, respectively, principally to fund our operations.

Investing Activities

We used $627,593 and $141,445 of cash in investing activities during the nine months ended June 30, 2022 and 2021, respectively. Cash used in the nine months ended June 30, 2022 was for the acquisition of substantially all of the assets of Dripkit and the purchase of equipment. Cash used in the nine months ended June 30, 2021 was for the purchase of equipment.

Financing Activities

Historically, we have funded our operations primarily through the issuance of our equity securities.

Cash provided by financing activities of $3,031,640 and $13,654,118 for the nine months ended June 30, 2022 and 2021, respectively, is primarily related to proceeds received upon the exercise of outstanding 2021 Warrants by the 2021 Warrant holders, as further described below, the sale of equity securities from our exempt offering in April 2022, and the issuance of shares of our common stock under the Equity Distribution Agreement in the nine months ended June 30, 2022, and issuance of equity securities in the nine months ended June 30, 2021.

Exercise of Warrants

In the nine months ended June 30, 2022, we issued 384,447 shares of common stock related to exercises of 2021 Warrants, including 380,447 shares of common stock issued upon exercise of 380,447 Series A Warrants and 4,000 shares of common stock issued upon exercise of 8,000 Series B Warrants. In connection with such exercises, in the nine months ended June 30, 2022, we received aggregate net proceeds of $1,702,596. For additional information regarding the Series A Warrants and Series B Warrants, see Note 7—Stock Options and Warrants to the Unaudited Consolidated Financial Statements.

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

Except as described below, there were no significant and material changes in our critical accounting policies and use of estimates during the three and nine months ended June 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 22, 2021.

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

Changes in Internal Control Over Financial Reporting

On February 25, 2022, we completed the acquisition of substantially all of the assets of Dripkit. We are in the process of integrating Dripkit’s processes and controls into our current state processes. Except for this integration of Dripkit into our overall internal control over financial reporting program, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

As previously disclosed, on November 23, 2021, Next Vision, Inc. (the “Consultant”) filed a complaint against the Company in the Superior Court of California, County of San Diego Central Division (Case No. 37-2021-00049557-CU-BC-CTL) (the “Complaint”). The Complaint alleges that the Company’s delay in issuing shares of the Company’s common stock (the “Shares”) to the Consultant after receiving due notice from the Consultant of its intent to exercise vested stock options to acquire 70,000 Shares, as initially granted in 2018 (or, as adjusted to account for the Company’s reverse stock split effected on November 12, 2019, vested stock options to acquire 23,334 Shares) (the “Options”), which had previously been issued to the Consultant as compensation for consulting services provided in 2018, breached express and implied contractual obligations to the Consultant and resulted in the Company reporting an overstated amount of income on the IRS Form 1099-B that was issued to the Consultant for U.S. federal tax purposes. In addition, the Complaint alleges that the 23,334 Shares issued to the Consultant upon exercise of the Options improperly contained a six-month restriction on resale and that such restriction prevented the Consultant from selling the Shares at the desired time. The Complaint seeks equitable relief requiring the Company to issue an IRS Form 1099-NEC to reflect the correct amount of compensation. The Complaint also seeks compensatory damages, including to recover for alleged lost profits due to the alleged improper six-month restriction on resale for the Shares, as well as punitive damages, costs of suit, attorney’s fees, and interest.

As previously disclosed, on January 20, 2022, the Company filed its general denial and answer in which it raised affirmative defenses and disputed the claims contained in the Complaint.

On July 1, 2022, the Court set a trial date for August 11, 2023 and ordered the Company and the Consultant to mediate prior to October 28, 2022.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on December 22, 2021, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on December 22, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the quarter ended June 30, 2022, we issued the following securities that were not registered under the Securities Act:

●	Pursuant to the terms of the Asset Purchase Agreement, 18,475 shares of common stock were issued to the Stock Recipients on April 25, 2022 in connection with the Stock Bulk Sales Holdback Amount. See Note 4—Business Combinations for additional information regarding the Stock Bulk Sales Holdback Amount and the Asset Purchase Agreement. Each Stock Recipient was an accredited investor (as that term is defined in Regulation D under the Securities Act).

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

Date:	August 12, 2022	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer and President (Principal Executive Officer), Secretary, Treasurer, and Director

		By:	/s/ Patrick Shearer
Patrick Shearer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

