Form 10-Q
period 2022-12-31
NuZee, Inc.
filed 2023-02-13
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 7, 2023, the registrant had 691,088 shares of common stock outstanding.

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

●

our expectation that our existing capital resources will be sufficient to fund our operations for the next nine months and our expectation to need additional capital to fund our planned operations beyond that;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our expectations regarding our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market;

●	the impact to our business, including any supply chain interruptions, resulting from changes in general economic, business and political conditions, including changes in the financial markets and macroeconomic conditions resulting from a pandemic such as COVID-19 or otherwise;

●	the evolving coffee preferences of coffee consumers in North America and East Asia;

●	the size and growth of the markets for our products and co-packing services;

●	our ability to compete with companies producing similar products or providing similar co-packing services;

●	our ability to successfully achieve the anticipated results of strategic transactions;

●	our expectation regarding our future co-packing revenues;

●	our ability to develop or offer innovative new products and services, and expand our co-packing services to other products that are complementary to our current single serve coffee product offerings;

3

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in the section of our Annual Report on Form 10-K filed with the SEC on December 23, 2022, titled “Risk Factors” and sections of this report that describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

Item 1. Financial Statements

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2022	September 30, 2022
ASSETS
Current assets:
Cash	$6,491,819	$8,315,053
Accounts receivable, net	653,903	345,258
Inventories, net	1,089,901	947,995
Prepaid expenses and other current assets	376,264	547,773
Total current assets	8,611,887	10,156,079

Property and equipment, net	475,284	525,075

Other assets:
Right-of-use asset - operating lease	569,521	642,624
Investment in unconsolidated affiliate	167,811	169,634
Intangible assets, net	132,500	140,000
Other assets	91,979	77,962
Total other assets	961,811	1,030,220

Total assets	$10,048,982	$11,711,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$462,655	$113,708
Current portion of long-term loan payable	8,005	7,947
Current portion of lease liability - operating lease	392,714	388,325
Current portion of lease liability - finance lease	28,729	24,518
Accrued expenses	624,282	706,492
Deferred income	298,023	319,707
Other current liabilities	15,520	39,241

Total current liabilities	1,829,928	1,599,938

Non-current liabilities:
Lease liability - operating lease, net of current portion	185,351	267,786
Lease liability - finance lease, net of current portion	18,522	29,622
Loan payable - long term, net of current portion	2,719	4,745
Other noncurrent liabilities	77,339	66,484
	283,931	368,637

Total liabilities	2,113,859	1,968,575

Stockholders’ equity:
Common stock; 200,000,000 shares authorized, $0.00001 par value; 685,088 and 676,229 shares issued and outstanding as of December 31, 2022, and September 30, 2022, respectively	7	7
Additional paid in capital	74,541,365	74,281,418
Accumulated deficit	(66,805,726)	(64,622,520)
Accumulated other comprehensive income	199,477	83,894
Total stockholders’ equity	7,935,123	9,742,799

Total liabilities and stockholders’ equity	$10,048,982	$11,711,374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Revenues, net	$1,136,348	$1,019,253
Cost of sales	1,060,816	1,003,882
Gross profit	75,532	15,371

Operating expenses	2,277,200	2,811,189
Loss from operations	(2,201,668)	(2,795,818)

Loss from equity method investment	(1,823)	(1,157)
Other income	50,737	42,757
Other expense	(35,790)	(47,422)
Interest income (expense), net	5,338	(2,563)
Net loss	$(2,183,206)	$(2,804,203)
Basic and diluted loss per common share	$(3.23)	$(5.45)

Basic and diluted weighted average number of common stock outstanding	676,422	514,794

The accompanying notes are an integral part of these unaudited consolidated financial statements.

6

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NuZee, Inc.
For the three months ended December 31	2022	2021
Net loss	$(2,183,206)	$(2,804,203)

Foreign currency translation	115,583	32,688
Total other comprehensive income, net of tax	115,583	32,688
Comprehensive loss	$(2,067,623)	$(2,771,515)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance September 30, 2022	676,229	$7	$74,281,418	$(64,622,520)	$83,894	$9,742,799

Stock option expense	-	-	197,108	-	-	197,108
Restricted stock compensation	-	-	62,839	-	-	62,839
Round-up shares issued in reverse split	8,859	-	-	-	-	-
Other comprehensive income	-	-	-	-	115,583	115,583
Net loss	-	-	-	(2,183,206)	-	(2,183,206)
Balance December 31, 2022	685,088	$7	$74,541,365	$(66,805,726)	$199,477	$7,935,123

Balance September 30, 2021	509,154	$5	$64,839,427	$(52,824,808)	$197,823	$12,212,447

Exercise of warrants, net of issuance costs	10,984	-	1,721,018	-	-	1,721,018
Stock option expense	-	-	1,124,187	-	-	1,124,187
Other comprehensive income	-	-	-	-	32,688	32,688
Net loss	-	-	-	(2,804,203)	-	(2,804,203)
Balance December 31, 2021	520,138	$5	$67,684,632	$(55,629,011)	$230,511	$12,286,137

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021

Operating activities:
Net loss	$(2,183,206)	$(2,804,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,805	36,711
Noncash lease expense	73,103	36,822
Stock option expense	197,108	1,124,187
Restricted stock compensation	62,839	-
Bad debt expense	65,608	-
Loss from equity method investment	1,823	1,157
Change in operating assets and liabilities:
Accounts receivable	(374,253)	(240,063)
Inventories	(141,906)	189,266
Prepaid expenses and other current assets	171,509	66,527
Other assets	(14,017)	231
Accounts payable	348,947	81,507
Deferred income	(21,684)	151,397
Lease liability – operating lease	(78,046)	(36,949)
Accrued expenses and other current liabilities	(105,931)	(188,084)
Other non-current liabilities	10,855	1,763
Net cash used in operating activities	(1,913,446)	(1,579,731)

Investing activities:
Purchase of equipment	(16,514)	(3,009)
Net cash used in investing activities	(16,514)	(3,009)

Financing activities:
Repayment of loans	(1,968)	(13,975)
Repayment of finance lease	(6,889)	(5,841)
Proceeds from exercise of warrants, net of issuance costs	-	1,721,018
Net cash provided by (used in) financing activities	(8,857)	1,701,202

Effect of foreign exchange on cash	115,583	32,688
Net change in cash	(1,823,234)	151,150
Cash, beginning of period	8,315,053	10,815,954
Cash, end of period	$6,491,819	$10,967,104

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,474	$2,808

Non-cash transactions:
ROU assets and liabilities added during the period	$-	$192,397
Deferred offering costs accrued	$-	$257,234

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2022

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of NuZee, Inc. (together with its subsidiaries, referred to herein as the “Company”, “we” or “NuZee”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 as filed with the SEC on December 23, 2022. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the Annual Report on Form 10-K for the year ended September 30, 2022, have been omitted.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. We reclassified lease expenses associated with subleased property from operating expenses to other expenses totaling $41,604 for the three months ended December 31, 2021. This reclassification had no effect on the previously reported net loss.

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

2022 Reverse Stock Split

On December 28, 2022, we completed a l-for-35 reverse stock split, which became effective on December 28, 2022 upon acceptance of the Company’s filing of an amendment to the Company’s Articles of Incorporation, as amended, with the Secretary of State of Nevada (the “Reverse Stock Split”). Accordingly, each holder of common stock received one share of common stock for every 35 shares such stockholder held immediately prior to the effectiveness of the Reverse Stock Split.

All share and per share information included in these financial statements and notes thereto have been retroactively adjusted to give effect to the Reverse Stock Split.

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2022, and December 31, 2021, the total number of common stock equivalents was 262,030 and 250,471, respectively, comprised of stock options and warrants as of December 31, 2022 and December 31, 2021. The Company incurred a net loss for the three months ended December 31, 2022, and 2021, respectively, and therefore basic and diluted earnings per share for these periods are the same because all potential common equivalent shares would be antidilutive.

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

As of December 31, 2022, the Company had cash of $6,491,819 and working capital of $6,781,959. The Company has not attained profitable operations since inception.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. The Company has had limited revenues, recurring losses and an accumulated deficit. These items raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations and to raise additional capital for the further development and marketing of the Company’s products and business.

Major Customers

In the three months ended December 31, 2022 and 2021, revenue was primarily derived from major customers disclosed below.

Three months ended December 31, 2022:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer CL	$331,211	29%	$340,534	52%

Three months ended December 31, 2021:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$310,551	30%	$279,273	35%
Customer CU	199,936	20%	137,566	17%

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

In May 2022, the Company renewed the office and manufacturing space in Vista, California which was scheduled to expire on January 31, 2023, through March 31, 2025. The lease has a monthly base rent of $8,451, plus common area expenses. Along with the extension, we leased an additional 1,796 square feet that has a monthly base rent of $2,514 through March 31, 2025. We extended our sub-leased property in Vista, California, through January 31, 2023. The lease has a monthly rent of $2,111 and has been calculated as a ROU Asset co-terminus with the direct-leased property. The Company leased a new larger office and manufacturing space in Seoul, Korea beginning November 15, 2021, through November 15, 2023. The lease has a monthly expense of $7,040. Accordingly, we have added ROU assets and lease liabilities related to those leases at December 31, 2022.

Effective December 1, 2022, we entered into a new operating lease for our principal executive office, which is located at 1350 East Arapaho Road, Suite #230, Richardson, Texas 75081. We lease the Richardson office on an annual basis, at a cost of $1,510 per month, through November 30, 2023.

As of December 31, 2022, our operating leases had a weighted average remaining lease term of 1.5 years and a weighted-average discount rate of 5.0%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2022	$642,624
ROU Asset added during the period	-
Amortization during the period	(73,103)
ROU Asset – December 31, 2022	$569,521
Lease Liability – October 1, 2022	$656,111
Lease Liability added during the period	-
Amortization during the period	(78,046)
Lease Liability – December 31, 2022	$578,065

Lease Liability – Short-Term	$392,714
Lease Liability – Long-Term	185,351
Lease Liability – Total	$578,065

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2022:

Amounts due within twelve months of December 31,

2023	$379,603
2024	217,301
2025	33,908
Total Minimum Lease Payments	630,812
Less Effect of Discounting	(52,747)
Present Value of Future Minimum Lease Payments	578,065
Less Current Portion of Operating Lease Liabilities	392,714
Long-Term Operating Lease Liabilities	$185,351

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month through July 2024. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,500 for the purchase of this equipment. This transaction was accounted for as a finance lease. As of December 31, 2022, our finance lease had a remaining lease term of 1.5 years and a discount rate of 12.75%. The interest expense on finance lease liabilities for the three months ended December 31, 2022 was $1,474.

The table below summarizes future minimum finance lease payments at December 31, 2022 for the twelve months ended December 31:

2023	$33,113
2024	19,315
Total Minimum Lease Payments	52,428
Amount representing interest	(5,177)
Present Value of Minimum Lease Payments	47,251
Current Portion of Finance Lease Obligations	28,729
Finance Lease Obligations, Less Current Portion	$18,522

Lease expense included in Operating expense for the three months ended December 31, 2022 and 2021 was $91,119 and $48,921, respectively. Lease expense, which represents sublease expense included in Other expense for the three months ended December 31, 2022 and 2021 was $35,790 and $41,604, respectively.

Cash and non-cash activities associated with the leases for the three months ended December 31, 2022 are as follows:

Operating cash outflows from operating leases:	$114,131
Operating cash outflows from finance lease:	$1,474
Financing cash outflows from finance lease:	$6,889

In September 2020, we subleased the space at 1700 Capital Avenue in Plano, Texas, effective October 1, 2020, under terms that are co-terminus with the original lease ending June 30, 2024. During the three months ended December 31, 2022, we recognized sublease income of $50,738 pursuant to the sublease included in Other income on our financial statements. Future minimum lease payments to be received under that sublease as of December 31, 2022, for each of the twelve months ended December 31 are as follows:

2023	$127,926
2024	64,918
Total	$192,844

Loans

On April 1, 2019, we purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at December 31, 2022 and September 30, 2022 amounted to $10,724 and $12,692, respectively.

The remaining loan payments for each of the twelve months ended December 31:

Ford Motor Credit
2023	$8,005
2024	2,719
Grand Total	$10,724

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

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustments recorded to other comprehensive income amounted to $115,583 and $32,688 for the three months ended December 31, 2022 and 2021, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Prepaid expenses and other current assets

Prepaid expenses and other current assets at December 31, 2022 and September 30, 2022, were as follows:

	December 31, 2022	September 30, 2022
Prepaid expenses and other current assets	$376,264	$547,773

The prepaid expenses and other current assets balance of $376,264 as of December 31, 2022 primarily consists of deposits on inventory purchases and facilities, prepaid insurance, and rent. The balance of $547,773 as of September 30, 2022 primarily consists of deposits on inventory and a retainer for professional services.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At December 31, 2022 and September 30, 2022, the carrying value of inventory was $1,089,901 and $947,995, respectively.

	December 31, 2022	September 30, 2022
Raw materials	$1,086,761	$887,632
Finished goods	3,140	60,363
Less – Inventory reserve	-	-
Total	$1,089,901	$947,995

Equity Method Investment

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

The Company accounts for NLA using the equity method of accounting since the management of day-to-day operations at NLA ultimately lies with the Company’s joint venture partner as the operations of NLA are based in its partners facilities and our partner appoints the Chairman of the joint board of directors of NLA. As of December 31, 2022, the only activities in NLA were the contribution of two machines, as described above, and start up and initial marketing and sales activities. $1,823 and $1,157 of losses were recognized under the equity method of accounting during the three months ended December 31, 2022 and December 31, 2021, respectively.

2. GEOGRAPHIC CONCENTRATION

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis. The Company is organized in three geographical segments. The Company co-packs product for customers and produces and sells its products directly in North America and Korea. The Company previously had a minimally staffed office in Japan that provided support for import and export of product and materials between the U.S. and Japan, as well as investor relations support to its stockholders based in Japan; these functions are now supported by the Company’s personnel residing in the United States. Information about the Company’s geographic operations for the three months ended December 31, 2022 and 2021 are as follows:

Geographic Concentration

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021
Net Revenue:
North America	$665,741	$817,341
South Korea	470,607	201,912
	$1,136,348	$1,019,253

Property and equipment, net:	As of December 31, 2022	As of September 30, 2022
North America	$303,835	$378,546
South Korea	170,033	144,865
Japan	1,416	1,664
	$475,284	$525,075

3. BUSINESS COMBINATIONS

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

On the Closing Date, after adjustments and holdbacks under the Asset Purchase Agreement, the Company paid the aggregate purchase price as follows: (i) cash paid by the Company to Dripkit was $257,000, and (ii) the Company issued to the Stock Recipients an aggregate of 5,105 shares of the Company’s common stock. The Company repaid the entire outstanding principal amount of Dripkit’s Small Business Association Economic Injury Disaster Loan in the amount of $78,656. In addition, the Company recorded a liability on its balance sheet in Accounts Payable of $115,500 related to potential future amounts due related to the Bulk Sales Holdback of $80,000 and the indemnity holdback of $35,500.

In the year ended September 30, 2022, pursuant to the terms of the Asset Purchase Agreement, the Bulk Sales Holdback Amount was used to satisfy sales and use taxes owed by Dripkit to the State of New York as of the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, the amounts remaining after offsetting the cost of these sales and use taxes were distributed as follows: (i) $39,237 was distributed to Dripkit on May 9, 2022, in connection with the Cash Bulk Sales Holdback Amount, and (ii) 528 shares of common stock were issued to the Stock Recipients on April 25, 2022, in connection with the Stock Bulk Sales Holdback Amount.

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

Identified Intangibles

The Company identified tradename and customer relationships as intangible assets in connection with the Acquisition. Any tradename and customer relationship intangible assets will be amortized on a straight-line basis over their respective estimated useful lives. The goodwill recognized resulted from such factors as an assembled workforce and management’s industry know-how. During the year ended September 30, 2022, we recorded a non-cash impairment charge of $531,412 related to goodwill, resulting in a $0 goodwill balance as of September 30, 2022. During the year ended September 30, 2022, we also recorded non-cash impairment charges for the Dripkit tradename and acquired customer relationships of $80,555 and $63,167, respectively. See Note 4—Intangible Assets for additional information on our tradename intangible assets, which were the only intangible assets remaining as of December 31, 2022.

The consolidated statement of operations for the three months ended December 31, 2022 includes revenues of $42,159, net loss of $101,806, and amortization expense of $7,500, contributed by Dripkit.

Unaudited Pro forma Financial Information

The following unaudited proforma financial information presents the combined results of operations of the Company and gives effect to the Dripkit Acquisition for the three months ended December 31, 2021, as if the Acquisition had occurred on October 1, 2021 instead of on February 25, 2022.

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

The following is the proforma financial information for the Company and Dripkit:

For the three months ended December 31,
Description	2021
Revenues	$1,039,258
Net loss	$2,840,383

For purposes of the pro forma disclosures above, the primary adjustments for the three months ended December 31, 2021 include the elimination of transaction costs of $16,939.

4. INTANGIBLE ASSETS

As of December 31, 2022, the Company’s intangible assets consisted of the following:

	Amortization	December 31, 2022
	Period (Years)	Gross	Accumulated Amortization	Net
Tradenames	5	$140,000	$7,500	$132,500

Amortization expense of intangible assets was $7,500 for the three months ended December 31, 2022.

5. ISSUANCE OF EQUITY SECURITIES

Restricted Stock Awards

On March 17, 2022, pursuant to the Company’s non-employee director compensation policy, the Compensation Committee (the “Committee”) of the Company’s Board of Directors (the “Board”) granted 674 restricted shares (the “Restricted Shares”) of the Company’s common stock to each of the Company’s five independent directors pursuant to the NuZee, Inc. 2013 Stock Incentive Plan, totaling 3,370 Restricted Shares. The Restricted Shares are scheduled to vest in full on the one-year anniversary of the grant date, subject to each independent director’s continued service as a director of the Company. The Company recognized common stock compensation expense of $62,839 for the three months ended December 31, 2022, related to these Restricted Shares. The Restricted Shares are valued using the closing stock price on the grant date and the Company is expensing these stock option awards on a straight-line basis over the requisite service period.

Exercise of Warrants

In the three months ended December 31, 2021, the Company issued 10,984 shares of common stock related to the exercise of warrants, including 10,870 shares of common stock issued upon exercise of 10,870 Series A warrants (the “Series A Warrants”) and 114 shares of common stock issued upon exercise of 228 Series B warrants (the “Series B Warrants” and, collectively with the Series A Warrants, the “2021 Warrants”) that were issued by us in March 2021 in an underwritten registered public offering. In connection with such exercises, in the three months ended December 31, 2021, we received aggregate net proceeds of $1,721,018.

6. STOCK OPTIONS AND WARRANTS

Options

During the three months ended December 31, 2022, the Company granted no new stock options, did not issue any shares upon the exercise of outstanding stock options, and had 3,732 stock options that were forfeited because of the termination of employment and 286 stock options that expired.

The following table summarizes stock option activity for the three months ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at October 1, 2022	113,650	$149.88	7.4	$1,207
Expired	(286)	109.55
Forfeited	(3,732)	114.37
Outstanding at December 31, 2022	109,632	$151.19	7.2	$-
Exercisable at December 31, 2022	66,761	$171.55	6.4	$-

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $197,108 and $1,124,187 for the three months ended December 31, 2022 and December 31, 2021, respectively. Unamortized option expense as of December 31, 2022, for all options outstanding amounted to $655,073. These costs are expected to be recognized over a weighted average period of 1.09 years.

A summary of the status of the Company’s nonvested options as of December 31, 2022, is presented below:

Nonvested options

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at October 1, 2022	50,009	$154.24
Granted	-	-
Forfeited	(3,732)	114.90
Vested	(3,406)	368.19
Nonvested options at December 31, 2022	42,871	$140.67

Warrants

During the three months ended December 31, 2022, the Company granted no new warrants to purchase shares of common stock and did not issue any shares upon the exercise of outstanding warrants to purchase shares of common stock.

The following table summarizes warrant activity for the three months ended December 31, 2022:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2022	152,398	$158.24	3.7	$-
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2022	152,398	$158.24	3.4	-
Exercisable at December 31, 2022	152,398	$158.24	3.4	$-

7. SUBSEQUENT EVENTS

Issuance of Common Stock to a Professional Services Provider

On January 6, 2023, the Company issued 6,000 shares of common stock to a third-party unaffiliated professional services provider in exchange for certain consulting advice to be provided to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a specialty coffee company and, we believe, a leading co-packer of single serve pour over coffee in the United States, as well as a preeminent co-packer of coffee brew bags, which is also referred to as tea-bag style coffee. In addition to our single serve pour over and coffee brew bag coffee products, we have recently expanded our product portfolio to offer a third type of single serve coffee format, DRIPKIT pour over products, as a result of our acquisition of substantially all of the assets of Dripkit, Inc. (“Dripkit”). Our DRIPKIT pour over format features a large-size single serve pour over pack that sits on top of the cup and delivers in our view a barista-quality coffee experience to customers in the United States, Canada, and Mexico. Our mission is to leverage our position as a co-packer at the forefront of the North American single serve coffee market to revolutionize the way single serve coffee is enjoyed in the United States. While the United States is our core market, we also have manufacturing and sales operations in Korea and a joint venture in Latin America.

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

We have also developed and sell NuZee branded single serve coffee products, including our flagship Coffee Blenders line of both single serve pour over coffee and coffee brew bag coffee products, which we believe offers consumers some of the best coffee available in a single serve application in the world. We have recently expanded our Coffee Blenders offerings to include a new Coldpresso latte product line that is available to purchase in Korea and online. We offer DRIPKIT pour over packs direct to consumers through our website, wholesale business-to-business to hospitality customers, and co-pack for coffee roasters.

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

2022 Reverse Stock Split

On December 9, 2022, our stockholders approved a proposal granting the board of directors of the Company (the “Board”) discretionary authority to file an amendment (the “Certificate of Amendment”) to our Articles of Incorporation, as amended (the “Articles”), which amends the Articles to add a Section 1A to effect a reverse stock split of our common stock, at any ratio from 1-for-10 to 1-for-50 at the Board’s discretion. On December 21, 2022, the Board approved a 1-for-35 reverse stock split of our common stock (the “Reverse Stock Split”). The Certificate of Amendment was filed by the Company on December 28, 2022 and became effective upon acceptance of the Company’s filing of the Certificate of Amendment with the Secretary of State of Nevada. Accordingly, each holder of our common stock received one share of common stock for every 35 shares such stockholder held immediately prior to the effectiveness of the Reverse Stock Split.

Impact of the COVID-19 Pandemic

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies, financial markets and supply chains. We do not believe, however, that these disruptions had a significant effect on our business or results of operations to date, and in some cases, we have been able to mitigate any adverse effects in part by sourcing coffee and other supplies from alternative suppliers in the United States. The COVID-19 crisis may have an adverse impact on our business and financial results going forward that we are not currently able to fully determine or quantify. The COVID-19 crisis may adversely affect the ability of our customers to pay for goods delivered on a timely basis, or at all. Any increase in the amount or deterioration in the collectability of accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital.

Geographic Concentration

Our operations are primarily split between two geographic areas: North America and South Korea.

For the three months ended December 31, 2022, net revenues attributable to our operations in North America totaled $665,741 compared to $817,341 of net revenues attributable to our operations in North America for the three months ended December 31, 2021. Additionally, as of December 31, 2022, $303,835 of our property and equipment, net was attributable to our North American operations, compared to $378,546 attributable to our North American operations as of September 30, 2022.

For the three months ended December 31, 2022, net revenues attributable to our operations in South Korea totaled $470,607 compared to $201,912 of net revenues attributable to our operations in South Korea during the three months ended December 31, 2021. Additionally, as of December 31, 2022, $170,033 of our property and equipment, net was attributable to our Korean operations, compared to $144,865 attributable to our Korean operations as of September 30, 2022.

Results of Operations

On February 25, 2022, we acquired substantially all of the assets and certain specified liabilities of Dripkit (the “Acquisition”). Our results of operations for the three months ended December 31, 2022 includes the operations of Dripkit. The Acquisition of Dripkit did not contribute to the periods prior to its acquisition in our financial statements, which therefore impacts comparisons to 2021 for our results of operations in the discussion that follows.

Comparison of three months ended December 31, 2022 and 2021:

Revenue

	Three months ended December 31,		Change
	2022	2021	Dollars	%
Revenue	$1,136,348	$1,019,253	$117,095	11%

For the three months ended December 31, 2022, our revenue increased by $117,095, or approximately 11%, compared with the three months ended December 31, 2021. This increase was primarily related to increased revenue in South Korea, driven by a new co-packing arrangement with a new customer in South Korea and increased orders from an existing significant customer in South Korea in the three months ended December 31, 2022.

Cost of sales and gross margin

	Three months ended
	December 31,		Change
	2022	2021	Dollars	%
Cost of sales	$1,060,816	$1,003,882	$56,934	6%
Gross profit	75,532	$15,371	$60,161	391%
Gross profit %	7%	2%

For the three months ended December 31, 2022, we generated a total gross profit of $75,532 from sales of our products and co-packing services, compared to a total gross profit of $15,371 for the three months ended December 31, 2021. The gross margin rate was 7% for the three months ended December 31, 2022, and 2% for the three months ended December 31, 2021. This increase in gross profit was driven primarily by decreased material and labor costs. As discussed above, sales attributable to our operations in South Korea for the period ended December 31, 2022 increased as compared to the same period in 2021 and, as a result, in the three months ended December 31, 2022 we utilized more material and labor generated in South Korea where the costs for those services are lower than in North America.

Operating Expenses

	Three months ended
	December 31,		Change
	2022	2021	Dollars	%
Operating Expenses	$2,277,200	$2,811,189	$(533,989)	(19)%

For the three months ended December 31, 2022, the Company’s operating expenses totaled $2,277,200 compared to $2,811,189 for the three months ended December 31, 2021, representing a 19% decrease. This decrease is primarily attributable to a decrease of $864,240 in stock-based compensation expense.

Net Loss

	Three months ended
	December 31,		Change
	2022	2021	Dollars	%
Net Loss	$2,183,206	$2,804,203	$(620,997)	(22)%

For the three months ended December 31, 2022, we generated a net loss of $2,183,206 compared to a net loss of $2,804,203 for the three months ended December 31, 2021. This decrease in net loss is primarily attributable to lower stock-based compensation expense as discussed above.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of December 31, 2022, we had an accumulated deficit of approximately $67 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses because of the costs associated with operating as an exchange-listed public company. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

To date, we have funded our operations primarily with proceeds from registered public offerings and private placements of shares of our common stock and other equity securities. Our principal use of cash is to fund our operations, which includes the commercialization of our single serve coffee products, the continuation of efforts to improve our products, administrative support of our operations and other working capital requirements.

As of December 31, 2022, we had a cash balance of $6,491,819. Considering our current cash resources and our current and expected levels of operating expenses, we believe that our cash and cash equivalents will be sufficient to fund our planned operations for at least nine months from February 13, 2023 but expect to need additional capital to fund our planned operations beyond that. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. A reduction in consumer demand for, or revenues from the sale of, our single serve coffee products could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected revenues from sales of our single serve coffee products, may change as a result of many factors currently unknown to us.

In the future, we may receive additional funds upon the exercise for cash of outstanding warrants, if and when exercised for cash at the election of the warrant holders, including the Series A warrants (the “Series A Warrants”) and Series B warrants (the “Series B Warrants” and, collectively with the Series A Warrants, the “2021 Warrants”) that were issued by us in March 2021 in an underwritten registered public offering and the 2022 warrants (the “2022 Warrants”) that were issued by us in an April 2022 offering pursuant to Securities Act registration exemptions under Regulation S and/or Section 4(a)(2) of the Securities Act. The 2021 Warrant holders are obligated to pay the exercise price ($157.46 in the case of the Series A Warrants and $204.69 in the case of the Series B Warrants) in cash upon exercise of the 2021 Warrants unless we fail to maintain a current prospectus relating to the common stock issuable upon the exercise of the 2021 Warrants (in which case, the 2021 Warrants may only be exercised via a “cashless” exercise provision). Each 2022 Warrant entitles the holder to purchase one share of our common stock at an exercise price of $69.98. The 2022 Warrant holders may exercise their 2022 Warrants on a “cashless” basis pursuant to a formula set forth in the form of 2022 Warrant.

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

If we are unsuccessful in our efforts to raise additional capital, based on our current and expected levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months from February 13, 2023. These conditions raise substantial doubt about our ability to continue as a going concern.

Contractual Obligations

Our significant contractual cash requirements as of December 31, 2022, primarily include payments for operating and finance lease liabilities and principal and interest on loans. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of December 31, 2022, we had payments for lease and loan obligations of approximately $636,040, of which $429,448 are payable within 12 months as of December 31, 2022. We had no purchase obligations as of December 31, 2022.

Summary of Cash Flows

	Three Months Ended
	December 31,
	2022	2021
Cash used in operating activities	$(1,913,446)	$(1,579,731)
Cash used in investing activities	$(16,514)	$(3,009)
Cash provided by (used in) financing activities	$(8,857)	$1,701,202
Effect of foreign exchange on cash	$115,583	$32,688
Net change in cash	$(1,823,234)	$151,150

Operating Activities

We used $1,913,446 and $1,579,731 of cash in operating activities during the three months ended December 31, 2022, and 2021, respectively, principally to fund our operations.

Investing Activities

We used $16,514 and $3,009 of cash in investing activities during the three months ended December 31, 2022 and 2021, respectively. Cash used in both periods was for the purchase of equipment.

Financing Activities

Cash used in financing activities of $8,857 for the three months ended December 31, 2022 was primarily related to repayments on loans and an equipment lease, and cash provided by financing activities of $1,701,202 for the three months ended December 31, 2021 was primarily related to proceeds received upon the exercise of outstanding 2021 Warrants by the 2021 Warrant holders, as further described in “Note 5—Issuance of Equity Securities” to the unaudited Consolidated Financial Statements.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended December 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on December 23, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is collected and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Interim Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company. In designing and evaluating our disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

Next Vision Litigation

As previously disclosed, on November 23, 2021, Next Vision, Inc. (the “Consultant”) filed a complaint against the Company in the Superior Court of California, County of San Diego Central Division (Case No. 37-2021-00049557-CU-BC-CTL) (the “Next Vision Complaint”). The Next Vision Complaint alleges that the Company’s delay in issuing shares of the Company’s common stock (the “Shares”) to the Consultant after receiving due notice from the Consultant of its intent to exercise vested stock options to acquire 70,000 Shares, as initially granted in 2018 (or, as adjusted to account for the reverse stock splits effected by the Company on each of November 12, 2019 and December 28, 2022, vested stock options to acquire 667 Shares) (the “Options”), which had previously been issued to the Consultant as compensation for consulting services provided in 2018, breached express and implied contractual obligations to the Consultant and resulted in the Company reporting an overstated amount of income on the IRS Form 1099-B that was issued to the Consultant for U.S. federal tax purposes. In addition, the Next Vision Complaint alleges that the 667 Shares issued to the Consultant upon exercise of the Options improperly contained a six-month restriction on resale and that such restriction prevented the Consultant from selling the Shares at the desired time. The Next Vision Complaint seeks compensatory damages, including to recover for alleged lost profits due to the alleged improper six-month restriction on resale for the Shares, as well as punitive damages, costs of suit, attorney’s fees and interest.

On January 20, 2022, the Company filed its general denial and answer in which it raised affirmative defenses and disputed the claims contained in the Next Vision Complaint. On November 29, 2022, the parties engaged in Court-ordered mediation but did not resolve the matter. The Court has set a trial date for August 11, 2023.

We believe the allegations set forth in the Next Vision Complaint are without merit and intend to defend vigorously against the allegations. However, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in its defense.

Steeped, Inc. Litigation

As previously disclosed, on June 27, 2019, Steeped, Inc. d/b/a Steeped Coffee (the “Plaintiff”) filed a complaint (the “First Steeped Complaint”) against the Company in the United States District Court for the Northern District of California (the “District Court”), alleging that the Company’s promotion of certain coffee products and services during a trade show in 2019 constituted an infringement upon the Plaintiff’s registered trademark. In May 2021, the Company entered into a settlement agreement with the Plaintiff, pursuant to which the Company denied the allegations in the First Steeped Complaint, denied any liability arising therefrom, and agreed to pay $35,000 to resolve all claims asserted by the Plaintiff (the “Settlement Agreement”). As a result, a Joint Stipulation and Order for Dismissal was filed with the District Court on May 21, 2021, and the Order of the Court dismissing the case was entered on the same day. On January 27, 2023, the Plaintiff filed a new complaint against the Company in the Superior Court of California, Santa Cruz County (Case No. 23CV00234) (the “New Steeped Complaint”). The New Steeped Complaint alleges causes of action for breach of contract and intentional interference with contractual relations related to the Company’s alleged breach of the Settlement Agreement. Plaintiff seeks a trial by jury and relief in the form of a permanent injunction for use of “Steep Coffee” or any confusingly similar variant of “STEEPED COFFEE”; the impoundment and destruction of allegedly infringing goods; a final judgment for all profits derived from the Company’s allegedly unlawful conduct, actual damages, treble damages for alleged willful infringement; damages to the Plaintiff’s reputation and goodwill; damages due to the Company’s alleged destabilization of the market and price erosion; and reasonable attorneys’ fees and costs. The Company has not yet been served or filed a responsive pleading. The Company believes the claims are defensible, and that the damages do not align with the asserted causes of action or are otherwise not sustainable. However, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in any defense or counterclaim.

Curtin Litigation

On January 6, 2023, a former employee of the Company, Rosaline Curtin (“Ms. Curtin”), filed a complaint against the Company and another former employee of the Company, Jose Ramirez (“Mr. Ramirez”), in the Superior Court of California, County of San Diego (Case No. 37-2023-00000841-CU-WT-NC) (the “Curtin Complaint”). The Curtin Complaint alleges that Ms. Curtin was subject to harassment by her supervisor, Mr. Ramirez, and gender discrimination throughout her employment, that she reported this discrimination and harassment to the Company, and that the Company retaliated against her and wrongfully terminated her for whistleblowing and failed to prevent discrimination, harassment, and retaliation. The Curtin Complaint seeks compensatory damages, including loss of past, present and future earnings, and benefits, as well as punitive damages, penalties, attorney’s fees and costs and interest. The Company’s deadline to respond or remove the case to federal court is February 23, 2023. We believe the allegations set forth in the Curtin Complaint are without merit and intend to defend vigorously against the allegations. However, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in its defense.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on December 23, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on December 23, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338)
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684)
3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157)
3.4	Certificate of Amendment to Articles of Incorporation of the Company, dated December 28, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 28, 2022 SEC File Number 001-39338)
3.5	Third Amended and Restated Bylaws of the Company, effective March 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, SEC File Number 001-39338)
10.1	Second Amended and Restated Employment Agreement, dated as of November 4, 2022, by and between NuZee, Inc. and Shana Bowman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2022, SEC File Number 001-39338)
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document***
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date:	February 13, 2023	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer and President (Principal Executive Officer), Secretary, Treasurer, and Director

		By:	/s/ Shana Bowman
Shana Bowman, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

