Form 10-Q
period 2023-03-31
NuZee, Inc.
filed 2023-05-15
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 7, 2023, the registrant had 769,239 shares of common stock outstanding.

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

Forward-looking statements in this report may include, without limitation, statements regarding:

●	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our products, provide our co-packing services, and to continue as a going concern;

●	our expectation that our existing capital resources will be sufficient to fund our operations for the next six months and our expectation to need additional capital to fund our planned operations beyond that;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our expectations regarding our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market;

●	the impact to our business, including any supply chain interruptions, resulting from changes in general economic, business and political conditions, including changes in the financial markets and macroeconomic conditions resulting from a pandemic such as COVID-19 or otherwise;

●	the evolving coffee preferences of coffee consumers in North America and East Asia;

●	the size and growth of the markets for our products and co-packing services;

●	our ability to compete with companies producing similar products or providing similar co-packing services;

●	our ability to successfully achieve the anticipated results of strategic transactions;

●	our expectation regarding our future co-packing revenues;

●	our ability to develop or offer innovative new products and services, and expand our co-packing services to other products that are complementary to our current single serve coffee product offerings;

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

Item 1. Financial Statements

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	September 30, 2022
ASSETS
Current assets:
Cash	$4,699,227	$8,315,053
Accounts receivable, net	421,568	345,258
Inventories, net	1,229,903	947,995
Prepaid expenses and other current assets	301,380	547,773
Total current assets	6,652,078	10,156,079

Property and equipment, net	402,844	525,075

Other assets:
Right-of-use asset - operating lease	519,119	642,624
Investment in unconsolidated affiliate	166,137	169,634
Intangible assets, net	125,000	140,000
Other assets	87,223	77,962
Total other assets	897,479	1,030,220

Total assets	$7,952,401	$11,711,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210,202	$113,708
Current portion of long-term loan payable	8,746	7,947
Current portion of lease liability - operating lease	377,005	388,325
Current portion of lease liability - finance lease	29,665	24,518
Accrued expenses	756,701	706,492
Deferred income	322,277	319,707
Other current liabilities	73,170	39,241

Total current liabilities	1,777,766	1,599,938

Non-current liabilities:
Lease liability - operating lease, net of current portion	142,776	267,786
Lease liability - finance lease, net of current portion	6,859	29,622
Loan payable - long term, net of current portion	7	4,745
Other noncurrent liabilities	81,130	66,484
	230,772	368,637

Total liabilities	2,008,538	1,968,575

Stockholders’ equity:
Common stock; 200,000,000 shares authorized, $0.00001 par value; 769,239 and 676,229 shares issued and outstanding as of March 31, 2023, and September 30, 2022, respectively	8	7
Additional paid in capital	74,560,942	74,281,418
Accumulated deficit	(68,773,599)	(64,622,520)
Accumulated other comprehensive income	156,512	83,894
Total stockholders’ equity	5,943,863	9,742,799

Total liabilities and stockholders’ equity	$7,952,401	$11,711,374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Revenues, net	$781,166	$715,073	$1,917,514	$1,734,326
Cost of sales	744,536	714,092	1,805,352	1,717,974
Gross profit	36,630	981	112,162	16,352

Operating expenses	1,982,929	3,196,479	4,260,129	6,007,668
Loss from operations	(1,946,299)	(3,195,498)	(4,147,967)	(5,991,316)

Loss from equity method investment	(1,673)	(1,139)	(3,497)	(2,296)
Other income	62,464	42,461	113,202	85,218
Other expense	(89,387)	(67,106)	(125,177)	(114,528)
Interest income (expense), net	7,022	(2,415)	12,360	(4,978)
Net loss	$(1,967,873)	$(3,223,697)	$(4,151,079)	$(6,027,900)
Basic and diluted loss per common share	$(2.80)	$(6.17)	$(6.02)	$(11.62)

Basic and diluted weighted average number of common stock outstanding	702,862	522,872	689,550	518,711

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NuZee, Inc.
For the three months ended March 31	2023	2022
Net loss	$(1,967,873)	$(3,223,697)

Foreign currency translation	(42,965)	(7,095)
Total other comprehensive loss, net of tax	(42,965)	(7,095)
Comprehensive loss	$(2,010,838)	$(3,230,792)

	NuZee, Inc.
For the six months ended March 31	2023	2022
Net loss	$(4,151,079)	$(6,027,900)

Foreign currency translation	72,618	25,593
Total other comprehensive income, net of tax	72,618	25,593
Comprehensive loss	$(4,078,461)	$(6,002,307)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance September 30, 2022	676,229	$7	$74,281,418	$(64,622,520)	$83,894	$9,742,799
Stock option expense	-	-	197,108	-	-	197,108
Restricted stock compensation	-	-	62,839	-	-	62,839
Round-up shares issued in reverse split	8,859	-	-	-	-	-
Other comprehensive income	-	-	-	-	115,583	115,583
Net loss	-	-	-	(2,183,206)	-	(2,183,206)
Balance December 31, 2022	685,088	$7	$74,541,365	$(66,805,726)	$199,477	$7,935,123

Common stock issued for services	6,000	-	57,120	-	-	57,120
Forgiveness of stock issuance costs	-	-	25,000	-	-	25,000
Stock option expense	-	-	(114,482)	-	-	(114,482)
Restricted stock compensation	78,151	1	51,939	-	-	51,940
Other comprehensive loss	-	-	-	-	(42,965)	(42,965)
Net loss	-	-	-	(1,967,873)	-	(1,967,873)
Balance March 31, 2023	769,239	$8	$74,560,942	$(68,773,599)	$156,512	$5,943,863

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance September 30, 2021	509,154	$5	$64,839,427	$(52,824,808)	$197,823	$12,212,447
Exercise of warrants, net of insurance costs	10,984	-	1,721,018	-	-	1,721,018
Stock option expense	-	-	1,124,187	-	-	1,124,187
Other comprehensive gain	-	-	-	-	32,688	32,688
Net loss	-	-	-	(2,804,203)	-	(2,804,203)
Balance December 31, 2021	520,138	$5	$67,684,632	$(55,629,011)	$230,511	$12,286,137

Warrant issuance costs	-	-	(18,422)	-	-	(18,422)
Common stock issued for cash, ATM offering	1,213	-	88,426	-	-	88,426
Common stock issued for Dripkit acquisition	5,105	-	386,844	-	-	386,844
Stock option expense	-	-	935,447	-	-	935,447
Exercise of stock options	400		12,600	-	-	12,600
Restricted stock award issuance	3,369	-	9,590	-	-	9,590
Other comprehensive loss	-	-	-	-	(7,095)	(7,095)
Net loss	-	-	-	(3,223,697)	-	(3,223,697)
Balance March 31, 2022	530,225	$5	$69,099,117	$(58,852,708)	$223,416	$10,469,830

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	March 31, 2023	March 31, 2022

Operating activities:
Net loss	$(4,151,079)	$(6,027,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,637	166,161
Noncash lease expense	123,505	94,544
Stock option expense	82,626	2,059,634
Issuance of common stock for services	57,120	-
Restricted stock compensation	114,779	9,590
Bad debt expense	67,003	-
Loss on disposition of asset	41,108	12,618
Loss from investment in unconsolidated affiliate	3,497	2,296
Change in operating assets and liabilities:
Accounts receivable	(143,313)	(91,648)
Inventories	(281,908)	(48,156)
Prepaid expenses and other current assets	246,393	(432,286)
Other assets	(9,261)	(25,527)
Accounts payable	96,494	398,464
Deferred income	2,570	113,209
Lease liability – operating lease	(136,330)	(91,525)
Accrued expenses and other current liabilities	109,138	(305,129)
Other non-current liabilities	14,646	11,627
Net cash used in operating activities	(3,650,375)	(4,154,028)

Investing activities:
Purchase of equipment	(16,514)	(165,689)
Acquisition of Dripkit	-	(373,832)
Net cash used in investing activities	(16,514)	(539,521)

Financing activities:
Proceeds from issuance of common stock, exercise of options	-	12,600
Repayment of loans	(3,939)	(28,047)
Repayment of finance lease	(17,616)	(11,870)
Proceeds from issuance of common stock, ATM offering	-	88,426
Proceeds from issuance of common stock, exercise of warrants, net of issuance costs	-	1,702,596
Advances received of sale of equity securities	-	300,000
Net cash provided by (used in) financing activities	(21,555)	2,063,705

Effect of foreign exchange on cash	72,618	25,593
Net change in cash	(3,615,826)	(2,604,251)
Cash, beginning of period	8,315,053	10,815,954
Cash, end of period	$4,699,227	$8,211,703

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,034	$5,390

Non-cash transactions:
ROU assets and liabilities added during the period	$-	$558,371
Common stock issued in acquisition of Dripkit		386,844
Forgiveness of stock issuance costs	25,000	-
Stock issuance costs accrued	$-	$97,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

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

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of March 31, 2023, and March 31, 2022, the total number of common stock equivalents was 256,291 and 249,771, respectively, comprised of stock options and warrants as of March 31, 2023 and March 31, 2022. The Company incurred a net loss for the three and six months ended March 31, 2023, and 2022, respectively, and therefore basic and diluted earnings per share for these periods are the same because all potential common equivalent shares would be antidilutive.

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

As of March 31, 2023, the Company had cash of $4,699,227 and working capital of $4,874,312. The Company has not attained profitable operations since inception.

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

Major Customers

In the six months ended March 31, 2023 and 2022, revenue was primarily derived from major customers disclosed below.

Six months ended March 31, 2023:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer CL	$273,885	14%	$214,791	51%
Customer CN	383,248	20%	15,573	4%

Six months ended March 31, 2022:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$520,208	30%	$190,978	30%
Customer CU	252,137	15%	189,768	29%

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

In May 2022, the Company renewed the office and manufacturing space in Vista, California through March 31, 2025, which was scheduled to expire on January 31, 2023. The lease has a monthly base rent of $8,451, plus common area expenses. Along with the extension, we leased an additional 1,796 square feet that has a monthly base rent of $2,514 through March 31, 2025. We extended our sub-leased property in Vista, California through January 31, 2023. The lease has a monthly rent of $2,111 and has been calculated as a ROU Asset co-terminus with the direct leased property. The Company leased a new larger office and manufacturing space in Seoul, Korea beginning November 15, 2021, through November 15, 2023. The lease has a monthly expense of $7,040. Accordingly, we have added ROU Assets and Lease Liabilities related to those leases at March 31, 2023.

Effective December 1, 2022, we entered into a new operating lease for our principal executive office, which is located at 1350 East Arapaho Road, Suite #230, Richardson, Texas 75081. We lease the Richardson office on an annual basis, at a cost of $1,510 per month, through November 30, 2023.

As of March 31, 2023, our operating leases had a weighted average remaining lease term of 1.2 years and a weighted-average discount rate of 5.0%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2022	$642,624
ROU Asset added during the period	-
Amortization during the period	(123,505)
ROU Asset – March 31, 2023	$519,119
Lease Liability – October 1, 2022	$656,111
Lease Liability added during the period	-
Amortization during the period	(136,330)
Lease Liability – March 31, 2023	$519,781

Lease Liability – Short-Term	$377,005
Lease Liability – Long-Term	142,776
Lease Liability – Total	$519,781

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of March 31, 2023:

Amounts due within twelve months of March 31,

2024	$392,186
2025	166,582
Total Minimum Lease Payments	558,768
Less Effect of Discounting	(38,987)
Present Value of Future Minimum Lease Payments	519,781
Less Current Portion of Operating Lease Liabilities	377,005
Long-Term Operating Lease Liabilities	$142,776

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month through July 2024. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,500 for the purchase of this equipment. This transaction was accounted for as a finance lease. As of March 31, 2023, our finance lease had a remaining lease term of 1.2 years and a discount rate of 12.75%. The interest expense on finance lease liabilities for the six months ended March 31, 2023 was $2,033.

The table below summarizes future minimum finance lease payments at March 31, 2023 for the twelve months ended March 31:

2023	$33,113
2024	11,037
Total Minimum Lease Payments	44,150
Amount representing interest	(7,626)
Present Value of Minimum Lease Payments	36,524
Current Portion of Finance Lease Obligations	29,665
Finance Lease Obligations, Less Current Portion	$6,859

Lease expenses included in operating expense for the six months ended March 31, 2023 and 2022 was $129,292 and $123,373, respectively. Lease expense, which represents sublease expense included in Other expense for the six months ended March 31, 2023 and 2022 was $80,205 and $99,209, respectively.

Cash and non-cash activities associated with the leases for the six months ended March 31, 2023 are as follows:

Operating cash outflows from operating leases:	$160,271
Operating cash outflows from finance lease:	$2,033
Financing cash outflows from finance lease:	$17,616

In September 2020, we subleased the space at 1700 Capital Avenue in Plano, Texas, effective October 1, 2020, under terms that are co-terminus with the original lease ending June 30, 2024. During the six months ended March 31, 2023, we recognized sublease income of $90,263 pursuant to the sublease included in Other income on our financial statements. Future minimum lease payments to be received under that sublease as of March 31, 2023, for each of the twelve months ended March 31 are as follows:

2024	$128,881
2025	32,459
Total	$161,340

Loans

On April 1, 2019, we purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at March 31, 2023 and September 30, 2022 amounted to $8,753 and $12,692, respectively.

The remaining loan payments for each of the twelve months ended March 31:

Ford Motor Credit
2024	$8,746
2025	7
Grand Total	$8,753

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

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustments recorded to other comprehensive income amounted to $72,618 and $25,593 for the six months ended March 31, 2023 and 2022, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Prepaid expenses and other current assets

Prepaid expenses and other current assets at March 31, 2023 and September 30, 2022, were as follows:

	March 31, 2023	September 30, 2022
Prepaid expenses and other current assets	$301,380	$547,773

The prepaid expenses and other current assets balance of $301,380 as of March 31, 2023 primarily consists of deposits on inventory purchases and facilities, prepaid insurance, and rent. The balance of $547,773 as of September 30, 2022 primarily consists of deposits on inventory and a retainer for professional services.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At March 31, 2023 and September 30, 2022, the carrying value of inventory was $1,229,903 and $947,995, respectively.

	March 31, 2023	September 30, 2022
Raw materials	$1,134,311	$887,632
Finished goods	95,592	60,363
Total	$1,229,903	$947,995

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

The Company accounts for NLA using the equity method of accounting since the management of day-to-day operations at NLA ultimately lies with the Company’s joint venture partner as the operations of NLA are based in its partners facilities and our partner appoints the Chairman of the joint board of directors of NLA. As of March 31, 2023, the only activities in NLA were the contribution of two machines, as described above, and start up and initial marketing and sales activities. $3,497 and $2,296 of losses were recognized under the equity method of accounting during the six months ended March 31, 2023 and March 31, 2022, respectively.

2. GEOGRAPHIC CONCENTRATION

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis. The Company is organized in three geographical segments. The Company co-packs product for customers and produces and sells its products directly in North America and Korea. The Company previously had a minimally staffed office in Japan that provided support for import and export of product and materials between the U.S. and Japan, as well as investor relations support to its stockholders based in Japan; these functions are now supported by the Company’s personnel residing in the United States. Information about the Company’s geographic operations for the six months ended March 31, 2023 and 2022 are as follows:

Geographic Concentration

	Six Months Ended	Six Months Ended
	March 31, 2023	March 31, 2022
Net Revenue:
North America	$1,006,717	$1,401,285
South Korea	910,797	333,041
	$1,917,514	$1,734,326

Property and equipment, net:	As of March 31, 2023	As of September 30, 2022
North America	$230,318	$378,546
South Korea	171,376	144,865
Japan	1,150	1,664
	$402,844	$525,075

3. BUSINESS COMBINATIONS

As described in Note 1, on February 25, 2022, the Company acquired substantially all the assets and certain specified liabilities of Dripkit pursuant to the Asset Purchase Agreement, dated as of February 21, 2022, by and among the Company, Dripkit, and Dripkit’s investors who executed joinders to the Asset Purchase Agreement as of the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, the aggregate purchase price paid by the Company for the Acquisition was $860,000, consisting of cash paid by the Company to Dripkit and the Company’s issuance to the Stock Recipients of shares of the Company’s common stock, plus the assumption of certain assumed liabilities, including a $13,000 bridge loan and approximately $3,176 of payables, subject to certain adjustments and holdbacks as provided in the Asset Purchase Agreement resulting in an acquisition accounting purchase price of $876,176. The Company analyzed the Acquisition under ASC 805 and concluded that it should be accounted for as a business combination.

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

Dripkit was acquired for purposes of supplementing our current product offerings. Dripkit operates as a Dripkit Coffee business division that is wholly-owned by NuZee, Inc.

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

Identified Intangibles

The Company identified tradename and customer relationships as intangible assets in connection with the Acquisition. Any tradename and customer relationship intangible assets will be amortized on a straight-line basis over their respective estimated useful lives. The goodwill recognized resulted from such factors as an assembled workforce and management’s industry know-how. During the year ended September 30, 2022, we recorded a non-cash impairment charge of $531,412 related to goodwill, resulting in a $0 goodwill balance as of September 30, 2022. During the year ended September 30, 2022, we also recorded non-cash impairment charges for the Dripkit tradename and acquired customer relationships of $80,555 and $63,167, respectively. See Note 4—Intangible Assets for additional information on our tradename intangible assets, which were the only intangible assets remaining as of March 31, 2023.

The consolidated statement of operations for the six months ended March 31, 2023 includes revenues of $77,651, net loss of $219,524, and amortization expense of $15,000, contributed by Dripkit.

Unaudited Pro forma Financial Information

The following unaudited proforma financial information presents the combined results of operations of the Company and gives effect to the Dripkit Acquisition for the three and six months ended March 31, 2022, as if the Acquisition had occurred on October 1, 2021 instead of on February 25, 2022.

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

The following is the proforma financial information for the Company and Dripkit:

	For the three months ended March 31,	For the six months ended March 31,
Description	2022	2022
Revenues	$772,165	$1,811,693
Net loss	$3,025,896	$5,866,279

For purposes of the pro forma disclosures above, the primary adjustments for the three and six months ended March 31, 2022 include the elimination of transaction costs of approximately $244,622 and $261,561.

4. INTANGIBLE ASSETS

As of March 31, 2023, the Company’s intangible assets consisted of the following:

	Amortization	March 31, 2023
	Period (Years)	Gross	Accumulated Amortization	Net
Tradenames	5	$140,000	$15,000	$125,000

Amortization expense of intangible assets was $15,000 for the six months ended March 31, 2023.

5. ISSUANCE OF EQUITY SECURITIES

Restricted Stock Awards

On March 17, 2022, pursuant to the Company’s non-employee director compensation policy, the Compensation Committee (the “Committee”) of the Company’s Board of Directors (the “Board”) granted 674 restricted shares (the “Restricted Shares”) of the Company’s common stock to each of the Company’s five independent directors pursuant to the NuZee, Inc. 2013 Stock Incentive Plan, totaling 3,370 Restricted Shares. These awards are now fully vested. On March 22, 2023, pursuant to the Company’s non-employee director compensation policy, the Compensation Committee (the “Committee”) of the Company’s Board of Directors (the “Board”) granted 4,398 restricted shares (the “Restricted Shares”) of the Company’s common stock to each of the Company’s five independent directors pursuant to the NuZee, Inc. 2023 Stock Incentive Plan, totaling 21,990 Restricted Shares. The Restricted Shares are scheduled to vest in full on the one-year anniversary of the grant date, subject to each independent director’s continued service as a director of the Company. The Company recognized common stock compensation expense of $114,779 and $9,590, respectively, for the six months ended March 31, 2023 and 2022, related to these Restricted Shares. The Restricted Shares are valued using the closing stock price on the grant date and the Company is expensing these restricted share awards on a straight-line basis over the requisite service period.

On March 15, 2023, the Company granted 58,619 performance-based restricted shares to executive officers, employees and consultants as part of the 2013 Stock Incentive Plan and the 2019 Stock Incentive Plan. The initial performance period for the Performance-Based Restricted Shares commenced October 1, 2022 and ends September 30, 2023.

50% of the Performance-Based Restricted Shares will vest, if at all, in Fiscal Year 2023, based on the Company’s achievement of a specified amount of cash on hand, sales growth, increased gross margin, and reduced operating losses in Fiscal Year 2023, and the other 50% of the Performance-Based Restricted Shares will vest, if at all, in Fiscal Year 2024, based on performance metrics to be set by the Board in its sole and absolute discretion on or before December 31, 2023. Based on management’s estimate as of March 31, 2023, the performance goals for Fiscal Year 2023 won’t be achieved and the Company recognized common stock compensation expense of $0 for the six months ended March 31, 2023, related to these Restricted Shares.

The following table summarizes the restricted common shares activities for the six months ended March 31, 2023 and March 31, 2022:

	2023	2022
Number of shares outstanding at September 30, 2022 and 2021	3,370	-
Restricted shares granted	80,609	3,370
Restricted shares forfeited	(2,458)	-
Restricted shares vested	(3,370)	-
Number of shares outstanding at March 31, 2023 and 2022	78,151	3,370

During the six months ended March 31, 2023, 2,458 restricted shares were forfeited because of the termination of employment.

Common stock issued for services

On January 6, 2023, the Company issued 6,000 shares of common stock to a third-party unaffiliated professional services provider in exchange for certain consulting advice to be provided to the Company. The shares are valued using the closing stock price on the grant date and the Company recognized common stock compensation expense of $57,120 for the six months ended March 31, 2023, related to these common stock shares.

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

No warrants have been exercised in the six months ended March 31, 2023.

6. STOCK OPTIONS AND WARRANTS

Options

During the six months ended March 31, 2023, the Company granted no new stock options, did not issue any shares upon the exercise of outstanding stock options, and had 9,757 stock options that were forfeited and expired because of the termination of employment and expiration of options.

The following table summarizes stock option activity for the six months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at October 1, 2022	113,650	$149.88	7.4		$1,207
Forfeited and expired	(9,757)	120.25
Outstanding at March 31, 2023	103,893	$152.66	6.7		$1,909
Exercisable at March 31, 2023	69,579	$171.68	6.2	$

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $82,626 and $2,059,634 for the six months ended March 31, 2023 and March 31, 2022, respectively. Unamortized option expense as of March 31, 2023, for all options outstanding amounted to $218,123. These costs are expected to be recognized over a weighted average period of 0.93 years.

A summary of the status of the Company’s nonvested options as of March 31, 2023, is presented below:

Nonvested options

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at October 1, 2022	50,009	$154.24
Granted	-	-
Forfeited	(8,883)	107.79
Vested	(6,812)	283.56
Nonvested options at March 31, 2023	34,314	$140.60

Warrants

During the six months ended March 31, 2023, the Company granted no new warrants to purchase shares of common stock and did not issue any shares upon the exercise of outstanding warrants to purchase shares of common stock.

The following table summarizes warrant activity for the six months ended March 31, 2023:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2022	152,398	$158.24	3.7	$-
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2023	152,398	$158.24	3.2	-
Exercisable at March 31, 2023	152,398	$158.24	3.2	$-

7. Contingency

Steeped Litigation

The Company has an accrual of $150,000 for litigation costs related to the ongoing Stepped complaint regarding infringement upon their registered trademark. This accrual is based on the initial settlement proposed by the opposing party. This settlement was declined by the Company, and it has decided to take this accrual to cover any costs relating to this complaint.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a specialty coffee company and, we believe, a leading co-packer of single serve pour over coffee in the United States, as well as a preeminent co-packer of coffee brew bags, which is also referred to as tea-bag style coffee. In addition to our single serve pour over and coffee brew bag coffee products, we have expanded our product portfolio to offer a third type of single serve coffee format, DRIPKIT pour over products, as a result of our acquisition of substantially all of the assets of Dripkit, Inc. (“Dripkit”). Our DRIPKIT pour over format features a large-size single serve pour over pack that sits on top of the cup and delivers in our view a barista-quality coffee experience to customers in the United States, Canada, and Mexico. Our mission is to leverage our position as a co-packer at the forefront of the North American single serve coffee market to revolutionize the way single serve coffee is enjoyed in the United States. While the United States is our core market, we also have manufacturing and sales operations in Korea and a joint venture in Latin America.

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

2022 Reverse Stock Split

On December 9, 2022, our stockholders approved a proposal granting the board of directors of the Company (the “Board”) discretionary authority to file an amendment (the “Certificate of Amendment”) to our Articles of Incorporation, as amended (the “Articles”), which amends the Articles to add a Section 1A to effect a reverse stock split of our common stock, at any ratio from 1-for-10 to 1-for-50 at the Board’s discretion. On December 21, 2022, the Board approved a 1-for-35 reverse stock split of our common stock (the “Reverse Stock Split”). The Certificate of Amendment was filed by the Company on December 28, 2022 and became effective upon acceptance of the Company’s filing of the Certificate of Amendment with the Secretary of State of Nevada. Accordingly, each holder of our common stock received one share of common stock for every 35 shares such stockholder held immediately prior to the effectiveness of the Reverse Stock Split

Impact of the COVID-19 Pandemic

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

For the three months ended March 31, 2023, net revenues attributable to our operations in North America totaled $340,976 compared to $583,944 of net revenues attributable to our operations in North America for the three months ended March 31, 2022. For the six months ended March 31, 2023, net revenues attributable to our operations in North America totaled $1,006,717 compared to $1,401,285 of net revenues attributable to our operations in North America for the six months ended March 31, 2022. Additionally, as of March 31, 2023, $230,318 of our property and equipment, net was attributable to our North American operations, compared to $378,546 attributable to our North American operations as of September 30, 2022.

For the three months ended March 31, 2023, net revenues attributable to our operations in Asia totaled $440,190 compared to $131,129 of net revenues attributable to our operations in Asia for the three months ended March 31, 2022. For the six months ended March 31, 2023, net revenues attributable to our operations in Asia totaled $910,797 compared to $333,041 of net revenues attributable to our operations in Asia for the six months ended March 31, 2022. Additionally, as of March 31, 2023, $171,376 of our property and equipment, net was attributable to our Asia operations, compared to $144,865 attributable to our Asia operations as of September 30, 2022.

Results of Operations

On February 25, 2022, we acquired substantially all of the assets and certain specified liabilities of Dripkit (the “Acquisition”). Our results of operations for the three and six months ended March 31, 2023 includes the operations of Dripkit. The acquisition of Dripkit did not contribute to the periods prior to its acquisition in our financial statements, which therefore impacts comparisons to 2022 for our results of operations in the discussion that follows.

Comparison of three months ended March 31, 2023 and 2022

Revenue

	Three months ended March 31,		Change
	2023	2022	Dollars	%
Revenue	$781,166	$715,073	$66,093	9%

For the three months ended March 31, 2023, our revenue increased by $66,093, or approximately 9%, compared with the three months ended March 31, 2022. This increase was primarily related to increased revenue in South Korea, driven by a new co-packing arrangement with a new customer in South Korea and increased orders from an existing significant customer in South Korea in the three months ended March 31, 2023.

Cost of sales and gross margin

	Three months ended
	March 31,		Change
	2023	2022	Dollars	%
Cost of sales	$744,536	$714,092	$30,444	4%
Gross profit	36,630	$981	$35,649	3,634%
Gross profit %	5%	0%

For the three months ended March 31, 2023, we generated a total gross profit of $36,630 from sales of our products and co-packing services, compared to a total gross profit of $981 for the three months ended March 31, 2022. The gross margin rate was 5% for the three months ended March 31, 2023, and 0% for the three months ended March 31, 2022. The increase is primarily attributable to a decrease in production salaries and temporary labor.

Operating Expenses

	Three months ended
	March 31,		Change
	2023	2022	Dollars	%
Operating Expenses	$1,982,929	$3,196,479	$(1,213,550)	(38)%

For the three months ended March 31, 2023, the Company’s operating expenses totaled $1,982,929 compared to $3,196,479 for the three months ended March 31, 2022, representing a 38% decrease. This decrease is primarily attributable to a decrease of $950,459 in stock-based compensation expense.

Net Loss

	Three months ended
	March 31,		Change
	2023	2022	Dollars	%
Net Loss	$1,967,873	$3,223,697	$(1,255,824)	(39)%

For the three months ended March 31, 2023, we generated a net loss of $1,967,873 compared to a net loss of $3,223,697 for the three months ended March 31, 2022. This decrease in net loss is primarily attributable to lower stock-based compensation expense as discussed above.

Comparison of six months ended March 31, 2023 and 2022:

Revenue

	Six months ended March 31,		Change
	2023	2022	Dollars	%
Revenue	$1,917,514	$1,734,326	$183,188	11%

For the six months ended March 31, 2023, our revenue increased by $183,188, or approximately 11%, compared with the six months ended March 31, 2022. This increase was primarily related to increased revenue in South Korea, driven by a new co-packing arrangement with a new customer in South Korea and increased orders from an existing significant customer in South Korea in the six months ended March 31, 2023.

Cost of sales and gross margin

	Six months ended
	March 31,		Change
	2023	2022	Dollars	%
Cost of sales	$1,805,352	$1,717,974	$87,378	5%
Gross profit	112,162	$16,352	$95,810	586%
Gross profit %	6%	1%

For the six months ended March 31, 2023, we generated a total gross profit of $112,162 from sales of our products and co-packing services, compared to a total gross profit of $16,352 for the six months ended March 31, 2022. The gross margin rate was 6% for the six months ended March 31, 2023, and 1% for the six months ended March 31, 2022. The increase is primarily attributable to decrease in cost of labor in South Korea along with decrease in production and temporary labor in North America.

Operating Expenses

	Six months ended
	March 31,		Change
	2023	2022	Dollars	%
Operating Expenses	$4,260,129	$6,007,668	$(1,747,539)	(29)%

For the six months ended March 31, 2023, the Company’s operating expenses totaled $4,260,129 compared to $6,007,668 for the six months ended March 31, 2022, representing a 29% decrease. This decrease is primarily attributable to a decrease of $1,814,699 in stock-based compensation expense.

Net Loss

	Six months ended
	March 31,		Change
	2023	2022	Dollars	%
Net Loss	$4,151,079	$6,027,900	$(1,876,821)	(31)%

For the six months ended March 31, 2023, we realized a net loss of $4,151,079 compared to a net loss of $6,027,900 for the six months ended March 31, 2022. This decrease in net loss is primarily attributable to a decrease in stock-based compensation expense as discussed above.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of March 31, 2023, we had an accumulated deficit of approximately $69 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to realize additional losses due to lack of positive cash flow from operations including the substantial on-going regulatory costs associated with operating as an United States exchange-listed public company. We are unable to predict the extent of any future losses or when we will realize positive cash flow from operations, if at all.

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

As of March 31, 2023, we had a cash balance of $4,699,227. Considering our current cash resources and our current and expected levels of operating expenses including the substantial on-going regulatory costs associated with being a United States exchange-listed public company, we believe that our cash and cash equivalents will be sufficient to fund our planned operations for at least six months from May 12, 2023, however, we expect to need additional capital to fund our planned operations beyond that. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. A reduction in consumer demand for, or revenues from the sale of, our single serve coffee products could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected revenues from sales of our single serve coffee products, may change as a result of many micro and macroeconomic and non-economic factors currently unknown to us.

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

If we are unsuccessful in our efforts to raise additional capital, based on our current and expected levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months from May 15, 2023. These conditions raise substantial doubt about our ability to continue as a going concern.

Contractual Obligations

Our significant contractual cash requirements as of March 31, 2023, primarily include payments for operating and finance lease liabilities and principal and interest on loans. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of March 31, 2023, we had payments for lease and loan obligations of approximately $565,058 of which $415,416 are payable within 12 months as of March 31, 2023. We had no purchase obligations as of March 31, 2023.

Summary of Cash Flows

	Six Months Ended
	March 31,
	2023	2022
Cash used in operating activities	$(3,650,375)	$(4,154,028)
Cash used in investing activities	$(16,514)	$(539,521)
Cash provided by (used in) financing activities	$(21,555)	$2,063,705
Effect of foreign exchange on cash	$72,618	$25,593
Net change in cash	$(3,615,826)	$(2,604,251)

Operating Activities

We used $3,650,375 and $4,154,028 of cash in operating activities during the six months ended March 31, 2023, and 2022, respectively, principally to fund our operations.

Investing Activities

We used $16,514 and $539,521 of cash in investing activities during the six months ended March 31, 2023 and 2022, respectively. Cash used in 2022 was mainly for the acquisition of Dripkit and cash used in the current period was for the purchase of equipment.

Financing Activities

Cash used in financing activities of $21,555 for the six months ended March 31, 2023 was primarily related to repayments on loans and an equipment lease, and cash provided by financing activities of $2,063,705 for the six months ended March 31, 2022 was primarily related to proceeds received upon the exercise of outstanding 2021 Warrants by the 2021 Warrant holders, as further described in “Note 5—Issuance of Equity Securities” to the unaudited Consolidated Financial Statements.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three and six months ended March 31, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on December 23, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 20, 2022, the Company filed its general denial and answer in which it raised affirmative defenses and disputed the claims contained in the Next Vision Complaint. On November 29, 2022, the parties engaged in Court-ordered mediation but did not resolve the matter. The Court has set a trial date for August 11, 2023, which has since been continued to December 1, 2023. A new legal counsel was substituted for the Company.

We believe the allegations set forth in the Next Vision Complaint are without merit and intend to defend vigorously against the allegations. However, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in its defense.

Steeped, Inc. Litigation

As previously disclosed, on June 27, 2019, Steeped, Inc. d/b/a Steeped Coffee (the “Plaintiff”) filed a complaint (the “First Steeped Complaint”) against the Company in the United States District Court for the Northern District of California (the “District Court”), alleging that the Company’s promotion of certain coffee products and services during a trade show in 2019 constituted an infringement upon the Plaintiff’s registered trademark. In May 2021, the Company entered into a settlement agreement with the Plaintiff, pursuant to which the Company denied the allegations in the First Steeped Complaint, denied any liability arising therefrom, and agreed to pay $35,000 to resolve all claims asserted by the Plaintiff (the “Settlement Agreement”). As a result, a Joint Stipulation and Order for Dismissal was filed with the District Court on May 21, 2021, and the Order of the Court dismissing the case was entered on the same day. On January 27, 2023, the Plaintiff filed a new complaint against the Company in the Superior Court of California, Santa Cruz County (Case No. 23CV00234) (the “New Steeped Litigation”), alleging several causes of action related to the Company’s alleged breach of the Settlement Agreement. On March 29, 2023, the Company filed a demurrer and motion to strike, seeking to dismiss Plaintiff’s causes of action. On April 12, 2023, Plaintiff filed the First Amended Complaint, alleging breach of contract, intentional interference with contractual relations, intentional interference with prospective economic advantage, and fraud in the inducement of contract. Plaintiff seeks a trial by jury and relief in the form of a permanent injunction for use of “Steep Coffee” or any confusingly similar variant of “STEEPED COFFEE”; the impoundment and destruction of allegedly violating packaging materials and/or finished goods; a final judgment for all profits derived from the Company’s allegedly unlawful conduct, actual damages, damages to the Plaintiff’s reputation and goodwill among its customers and partners; and reasonable attorneys’ fees and costs. The Company believes it has basis to defend the claims, however, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in any defense or counterclaim. A new legal counsel was substituted for the Company.

Curtin Litigation

On January 6, 2023, a former employee of the Company, Rosaline Curtin (“Ms. Curtin”), filed a complaint against the Company and another former employee of the Company, Jose Ramirez (“Mr. Ramirez”), in the Superior Court of California, County of San Diego (Case No. 37-2023-00000841-CU-WT-NC) (the “Curtin Complaint”). The Curtin Complaint alleges that Ms. Curtin was subject to harassment by her supervisor, Mr. Ramirez, and gender discrimination throughout her employment, that she reported this discrimination and harassment to the Company, and that the Company retaliated against her and wrongfully terminated her for whistleblowing and failed to prevent discrimination, harassment, and retaliation. The Curtin Complaint seeks compensatory damages, including loss of past, present and future earnings, and benefits, as well as punitive damages, penalties, attorney’s fees and costs and interest. The Company has responded to the complaint and discovery is underway. A new legal counsel was substituted for the Company. We believe the allegations set forth in the Curtin Complaint are without merit and intend to defend vigorously against the allegations. However, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in its defense.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the quarter ended March 31, 2023, we issued the following securities that were not registered under the Securities Act:

●	On January 6, 2023, we issued 6,000 shares of our common stock to a third-party unaffiliated professional services provider in exchange for certain consulting advice to be provided to us. This issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and/or Regulation D under the Securities Act as sales to accredited investors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
3.1

Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338)

3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684)
3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157)
3.4	Certificate of Amendment to Articles of Incorporation of the Company, dated December 28, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 28, 2022 SEC File Number 001-39338)
3.5	Third Amended and Restated Bylaws of the Company, effective March 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, SEC File Number 001-39338)
10.1†	NuZee, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on March 21, 2023, SEC File Number 333-270724)
10.2*†	Form of Restricted Stock Award Agreement under the NuZee, Inc. 2019 Stock Incentive Plan (Performance-Based)
10.3*†	Form of Nonqualified Stock Option Award Agreement under the NuZee, Inc. 2023 Equity Incentive Plan (Time-Based)
10.4*†	Form of Nonqualified Stock Option Award Agreement under the NuZee, Inc. 2023 Equity Incentive Plan (Performance-Based)
10.5*†	Form of Incentive Stock Option Award Agreement under the NuZee, Inc. 2023 Equity Incentive Plan (Time-Based)
10.6*†	Form of Incentive Stock Option Award Agreement under the NuZee, Inc. 2023 Equity Incentive Plan (Performance-Based)
10.7*†	Form of Restricted Stock Award Agreement under the NuZee, Inc. 2023 Equity Incentive Plan (Time-Based)
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document***
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

† Indicates management contract or compensatory plan.

** Furnished herewith.

*** The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 15, 2023	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer and President (Principal Executive Officer), Secretary, Treasurer, and Director

		By:	/s/ Shana Bowman
Shana Bowman, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

