Form 10-Q
period 2023-06-30
NuZee, Inc.
filed 2023-08-11
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐ No ☒

As of August 11, 2023, the registrant had 776,739 shares of common stock outstanding.

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

Forward-looking statements in this report may include, without limitation, statements regarding:

●	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our products, provide our co-packing services, and to continue as a going concern;

●	our expectation that our existing capital resources will be sufficient to fund our operations for the next three months and our expectation to need additional capital to fund our planned operations beyond that;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our expectations regarding our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market;

●	the impact to our business, including any supply chain interruptions, resulting from changes in general economic, business and political conditions, including changes in the financial markets and macroeconomic conditions resulting from a pandemic such as COVID-19 or otherwise;

●	the evolving coffee preferences of coffee consumers in North America and East Asia;

●	the size and growth of the markets for our products and co-packing services;

●	our ability to compete with companies producing similar products or providing similar co-packing services;

●	our ability to successfully achieve the anticipated results of strategic transactions;

●	our expectation regarding our future co-packing revenues;

●	our ability to develop or offer innovative new products and services, and expand our co-packing services to other products that are complementary to our current single serve coffee product offerings;

●	our expectations regarding additional manufacturing, coffee roasting and co-packing capabilities to be provided through our manufacturing partner, as well as our manufacturing partner’s ability to successfully facilitate distribution efforts to the Eastern United States;

●	our reliance on third-party roasters or manufacturing partners to roast coffee beans necessary to manufacture our products and to fulfill every aspect of our co-packing services;

●	regulatory developments in the U.S. and in non-U.S. countries;

●	our ability to retain key management, sales and marketing personnel;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

●	our ability to develop and maintain our corporate infrastructure, including our internal control over financial reporting;

●	the outcome of pending, threatened or future litigation; and

●	our financial performance.

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

Item 1. Financial Statements

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	September 30, 2022
ASSETS
Current assets:
Cash	$3,280,425	$8,315,053
Accounts receivable, net	216,515	345,258
Inventories, net	1,279,300	947,995
Prepaid expenses and other current assets	283,292	547,773
Total current assets	5,059,532	10,156,079

Property and equipment, net	360,010	525,075

Other assets:
Right-of-use asset - operating lease	470,906	642,624
Investment in unconsolidated affiliate	164,284	169,634
Intangible assets, net	117,500	140,000
Other assets	83,730	77,962
Total other assets	836,420	1,030,220

Total assets	$6,255,962	$11,711,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,152,327	$820,200
Current portion of long-term loan payable	4,759	7,947
Current portion of lease liability - operating lease	297,541	388,325
Current portion of lease liability - finance lease	30,610	24,518
Deferred income	348,641	319,707
Other current liabilities	45,160	39,241

Total current liabilities	1,879,038	1,599,938

Non-current liabilities:
Lease liability - operating lease, net of current portion	163,204	267,786
Lease liability - finance lease, net of current portion	1,801	29,622
Loan payable - long term, net of current portion	2,001	4,745
Other noncurrent liabilities	47,223	66,484
	214,229	368,637

Total liabilities	2,093,267	1,968,575

Stockholders’ equity:
Common stock; 200,000,000 shares authorized, $0.00001 par value; 776,739 and 676,229 shares issued and outstanding as of June 30, 2023, and September 30, 2022, respectively	8	7
Additional paid in capital	74,824,442	74,281,418
Accumulated deficit	(70,798,936)	(64,622,520)
Accumulated other comprehensive income	137,181	83,894
Total stockholders’ equity	4,162,695	9,742,799

Total liabilities and stockholders’ equity	$6,255,962	$11,711,374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Revenues, net	$648,607	$774,019	$2,566,121	$2,508,345
Cost of sales	596,454	857,672	2,401,806	2,575,646
Gross profit (loss)	52,153	(83,653)	164,315	(67,301)

Operating expenses	2,067,915	2,546,608	6,328,044	8,554,276
Loss from operations	(2,015,762)	(2,630,261)	(6,163,729)	(8,621,577)

Loss from investment in unconsolidated affiliate	(1,853)	(1,919)	(5,350)	(4,215)
Other income	50,713	60,672	163,915	145,890
Other expense	(61,841)	(60,361)	(187,018)	(174,889)
Interest income (expense), net	3,406	(2,023)	15,766	(7,001)
Net loss	$(2,025,337)	$(2,633,892)	$(6,176,416)	$(8,661,792)
Basic and diluted loss per common share	$(2.63)	$(4.77)	$(8.62)	$(16.41)

Basic and diluted weighted average number of common stock outstanding	770,063	552,364	716,388	527,868

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NuZee, Inc.
For the three months ended June 30	2023	2022
Net loss	$(2,025,337)	$(2,633,892)

Foreign currency translation	(19,331)	(45,197)
Total other comprehensive loss, net of tax	(19,331)	(45,197)
Comprehensive loss	$(2,044,668)	$(2,679,089)

	NuZee, Inc.
For the nine months ended June 30	2023	2022
Net loss	$(6,176,416)	$(8,661,792)

Foreign currency translation	53,287	(19,604)
Total other comprehensive income (loss), net of tax	53,287	(19,604)
Comprehensive loss	$(6,123,129)	$(8,681,396)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance September 30, 2022	676,229	$7	$74,281,418	$(64,622,520)	$83,894	$9,742,799
Stock option expense	-	-	197,108	-	-	197,108
Restricted stock compensation	-	-	62,839	-	-	62,839
Round-up shares issued in reverse split	8,859	-	-	-	-	-
Other comprehensive income	-	-	-	-	115,583	115,583
Net loss	-	-	-	(2,183,206)	-	(2,183,206)
Balance December 31, 2022	685,088	$7	$74,541,365	$(66,805,726)	$199,477	$7,935,123

Common stock issued for services	6,000	-	57,120	-	-	57,120
Forgiveness of stock issuance costs	-	-	25,000	-	-	25,000
Stock option expense	-	-	(114,482)	-	-	(114,482)
Restricted stock compensation	78,151	1	51,939	-	-	51,940
Other comprehensive loss	-	-	-	-	(42,965)	(42,965)
Net loss	-	-	-	(1,967,873)	-	(1,967,873)
Balance March 31, 2023	769,239	$8	$74,560,942	$(68,773,599)	$156,512	$5,943,863

Common stock issued for services	7,500	-	78,750	-	-	78,750
Forgiveness of stock issuance costs	-	-	15,000	-	-	15,000
Stock option expense	-	-	107,754	-	-	107,754
Restricted stock compensation	-	-	61,996	-		61,996
Other comprehensive loss	-	-	-	-	(19,331)	(19,331)
Net loss	-	-	-	(2,025,337)	-	(2,025,337)
Balance June 30, 2023	776,739	$8	$74,824,442	$(70,798,936)	$137,181	$4,162,695

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2021	509,154	$5	$64,839,427	$(52,824,808)	$197,823	$12,212,447

Exercise of warrants, net of issuance costs	10,984	-	1,721,018	-	-	1,721,018
Stock option expense	-	-	1,124,187	-	-	1,124,187
Other comprehensive gain	-	-	-	-	32,688	32,688
Net loss	-	-	-	(2,804,203)	-	(2,804,203)
Balance December 31, 2021	520,138	$5	$67,684,632	$(55,629,011)	$230,511	$12,286,137

Warrant issuance costs	-	-	(18,422)	-	-	(18,422)
Common stock issued for cash, ATM offering, net of issuance costs	1,213	-	88,426	-	-	88,426
Common stock issued for Dripkit acquisition	5,105	-	386,844	-	-	386,844
Stock option expense	-	-	935,447	-	-	935,447
Exercise of stock options	400	-	12,600	-	-	12,600
Restricted stock award issuance	3,369	-	9,590	-	-	9,590
Other comprehensive loss	-	-	-	-	(7,095)	(7,095)
Net loss	-	-	-	(3,223,697)	-	(3,223,697)
Balance March 31, 2022	530,225	5	$69,099,117	$(58,852,708)	$223,416	$10,469,830
Common stock issued for cash, ATM offering, net of issuance costs	197	-	$6,830	$-	$-	$6,830
Equity securities issued for cash, exempt offering, net of issuance costs	25,279	-	1,649,736	-	-	1,649,736

Common stock issued to settle Dripkit Bulk Sales Holdback Amount	528	-	40,000	-	-	40,000
Stock option expense	-	-	627,895	-	-	627,895
Amortization of restricted stock award issued	-	-	62,326	-	-	62,326
Other comprehensive loss	-	-	-	-	(45,197)	(45,197)
Net loss	-	-	-	(2,633,892)	-	(2,633,892)
Balance June 30, 2022	556,229	$5	$71,485,904	$(61,486,600)	$178,219	$10,177,528

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2022

Operating activities:
Net loss	$(6,176,416)	$(8,661,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181,332	295,178
Noncash lease expense	171,718	213,539
Stock option expense	190,380	2,687,529
Issuance of common stock for services	135,870	-
Restricted stock compensation	176,775	71,916
Bad debt expense	109,302	-
Loss on disposition of asset	41,108	12,618
Loss from investment in unconsolidated affiliate	5,350	4,215
Change in operating assets and liabilities:
Accounts receivable	19,441	(18,752)
Inventories	(331,305)	(99,452)
Prepaid expenses and other current assets	264,481	(49,464)
Other assets	(5,768)	(6,926)
Accounts payable, accrued expenses and other current liability	378,046	(93,223)
Deferred income	28,934	162,495
Lease liability – operating lease	(195,366)	(210,194)
Other non-current liabilities	(19,261)	15,015
Net cash used in operating activities	(5,025,379)	(5,677,298)

Investing activities:
Purchase of equipment	(34,875)	(214,524)
Acquisition of Dripkit	-	(413,069)
Net cash used in investing activities	(34,875)	(627,593)

Financing activities:
Proceeds from issuance of common stock, exercise of options	-	12,600
Repayment of loans	(5,932)	(41,671)
Repayment of finance lease	(21,729)	(18,094)
Proceeds from issuance of common stock, ATM offering, net of issuance cost	-	95,256
Proceeds from issuance of common stock, exercise of warrants, net of issuance costs	-	1,702,596
Proceeds from issuance of equity securities, exempt offering, net of issuance costs	-	1,649,736
Cash paid for offering costs	-	(368,783)
Net cash provided by (used in) financing activities	(27,661)	3,031,640

Effect of foreign exchange on cash	53,287	(19,604)
Net change in cash	(5,034,628)	(3,292,855)
Cash, beginning of period	8,315,053	10,815,954
Cash, end of period	$3,280,425	$7,523,099

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,760	$7,077
Cash paid for taxes	-	800

Non-cash transactions:
ROU assets and liabilities added during the period	$-	$558,371
Common stock issued in acquisition of Dripkit	-	426,844
Forgiveness of stock issuance costs	40,000	-
Stock issuance costs accrued	$-	$273,762

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023

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

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of June 30, 2023, and June 30, 2022, the total number of common stock equivalents was 253,862 and 277,327, respectively, comprised of stock options and warrants as of June 30, 2023 and June 30, 2022. The Company incurred a net loss for the three and nine months ended June 30, 2023, and 2022, respectively, and therefore basic and diluted earnings per share for these periods are the same because all potential common equivalent shares would be antidilutive.

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

As of June 30, 2023, the Company had cash of $3,280,425 and working capital of $3,180,494. The Company has not attained profitable operations since inception.

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

Major Customers

In the nine months ended June 30, 2023 and 2022, revenue was primarily derived from major customers disclosed below.

Nine months ended June 30, 2023:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer CL	$391,232	15%	$94,847	44%
Customer CN	426,748	17%	22,064	10%

Nine months ended June 30, 2022:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$660,997	26%	$239,579	42%
Customer CU	252,137	10%	52,564	9%
Customer S	$242,580	10%	$62,590	11%

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

In May 2022, the Company renewed the office and manufacturing space in Vista, California through March 31, 2025, which was scheduled to expire on January 31, 2023. The lease has a monthly base rent of $8,451, plus common area expenses. Along with the extension, we leased an additional 1,796 square feet that has a monthly base rent of $2,514 through March 31, 2025. We extended our sub-leased property in Vista, California through January 31, 2023. The lease has a monthly rent of $2,111 and has been calculated as a ROU Asset co-terminus with the direct leased property. The Company leased a new larger office and manufacturing space in Seoul, Korea beginning November 15, 2021, through November 15, 2023. The lease has a monthly expense of $7,040. Accordingly, we have added ROU Assets and Lease Liabilities related to those leases at June 30, 2023.

Effective December 1, 2022, we entered into a new operating lease for our principal executive office, which is located at 1350 East Arapaho Road, Suite #230, Richardson, Texas 75081. We lease the Richardson office on an annual basis, at a cost of $1,510 per month, through November 30, 2023.

As of June 30, 2023, our operating leases had a weighted average remaining lease term of 1 year and a weighted-average discount rate of 5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2022	$642,624
ROU Asset added during the period	-
Amortization during the period	(171,718)
ROU Asset – June 30, 2023	$470,906
Lease Liability – October 1, 2022	$656,111
Lease Liability added during the period	-
Amortization during the period	(195,366)
Lease Liability – June 30, 2023	$460,745

Lease Liability – Short-Term	$297,541
Lease Liability – Long-Term	163,204
Lease Liability – Total	$460,745

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of June 30, 2023:

Amounts due within twelve months of June 30,

2024	$373,061
2025	100,712
Total Minimum Lease Payments	473,773
Less Effect of Discounting	(13,028)
Present Value of Future Minimum Lease Payments	460,745
Less Current Portion of Operating Lease Liabilities	297,541
Long-Term Operating Lease Liabilities	$163,204

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month through July 2024. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,500 for the purchase of this equipment. This transaction was accounted for as a finance lease. As of June 30, 2023, our finance lease had a remaining lease term of 0.9 years and a discount rate of 12.75%. The interest expense on finance lease liabilities for the nine months ended June 30, 2023, was $3,760.

The table below summarizes future minimum finance lease payments at June 30, 2023 for the twelve months ended June 30:

2024	$33,113
2025	2,759
Total Minimum Lease Payments	35,872
Amount representing interest	(3,461)
Present Value of Minimum Lease Payments	32,411
Current Portion of Finance Lease Obligations	30,610
Finance Lease Obligations, Less Current Portion	$1,801

Lease expenses included in operating expense for the nine months ended June 30, 2023, and 2022 was $147,327 and $221,972, respectively. Lease expense, which represents sublease expense included in other expense for the nine months ended June 30, 2023 and 2022 was $140,559 and $157,267, respectively.

Cash and non-cash activities associated with the leases for the nine months ended June 30, 2023, are as follows:

Operating cash outflows from operating leases:	$263,950
Operating cash outflows from finance lease:	$3,247
Financing cash outflows from finance lease:	$21,729

In September 2020, we subleased the space at 1700 Capital Avenue in Plano, Texas, effective October 1, 2020, under terms that are co-terminus with the original lease ending June 30, 2024. During the nine months ended June 30, 2023, we recognized sublease income of $133,443 pursuant to the sublease included in other income on our financial statements. Future minimum lease payments to be received under that sublease as of June 30, 2023, for each of the twelve months ended June 30 are as follows:

2024	$129,835
Total	$129,835

Loans

On April 1, 2019, we purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at June 30, 2023 and September 30, 2022 amounted to $6,760 and $12,692, respectively.

The remaining loan payments for each of the twelve months ended June 30:

Ford Motor Credit
2024	$4,759
2025	2,001
Grand Total	$6,760

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

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustments recorded to other comprehensive income and loss amounted to $53,287 and $(19,604) for the nine months ended June 30, 2023, and 2022, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Prepaid expenses and other current assets

Prepaid expenses and other current assets at June 30, 2023 and September 30, 2022, were as follows:

	June 30, 2023	September 30, 2022
Prepaid expenses and other current assets	$283,292	$547,773

The prepaid expenses and other current assets balance of $283,292 as of June 30, 2023 primarily consists of deposits on inventory purchases and facilities, prepaid insurance, and rent. The balance of $547,773 as of September 30, 2022 primarily consists of deposits on inventory and a retainer for professional services.

Inventories

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At June 30, 2023 and September 30, 2022, the carrying value of inventory was $1,279,300 and $947,995, respectively. No inventory reserve is recognized during the nine months ended June 30, 2023 and June 30, 2022.

	June 30, 2023	September 30, 2022
Raw materials	$1,212,360	$887,632
Finished goods	66,940	60,363
Total	$1,279,300	$947,995

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

The Company accounts for NLA using the equity method of accounting since the management of day-to-day operations at NLA ultimately lies with the Company’s joint venture partner as the operations of NLA are based in its partners facilities and our partner appoints the Chairman of the joint board of directors of NLA. As of June 30, 2023, the only activities in NLA were the contribution of two machines, as described above, and start up and initial marketing and sales activities. $5,350 and $4,215 of losses were recognized under the equity method of accounting during the nine months ended June 30, 2023 and June 30, 2022, respectively.

2. GEOGRAPHIC CONCENTRATION

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis. The Company is organized in three geographical segments. The Company co-packs product for customers and produces and sells its products directly in North America and Korea. The Company previously had a minimally staffed office in Japan that provided support for import and export of product and materials between the U.S. and Japan, as well as investor relations support to its stockholders based in Japan; these functions are now supported by the Company’s personnel residing in the United States. Information about the Company’s geographic operations for the nine months ended June 30, 2023, and 2022 are as follows:

Geographic Concentration

	Nine Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2022
Net Revenue:
North America	$1,295,338	$2,031,781
South Korea	1,270,783	476,564
	$2,566,121	$2,508,345

Property and equipment, net:	As of June 30, 2023	As of September 30, 2022
North America	$215,756	$378,546
South Korea	143,449	144,865
Japan	805	1,664
	$360,010	$525,075

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

Identified Intangibles

The Company identified tradename and customer relationships as intangible assets in connection with the Acquisition. Any tradename and customer relationship intangible assets will be amortized on a straight-line basis over their respective estimated useful lives. The goodwill recognized resulted from such factors as an assembled workforce and management’s industry know-how. During the year ended September 30, 2022, we recorded a non-cash impairment charge of $531,412 related to goodwill, resulting in a $0 goodwill balance as of September 30, 2022. During the year ended September 30, 2022, we also recorded non-cash impairment charges for the Dripkit tradename and acquired customer relationships of $80,555 and $63,167, respectively. See Note 4—Intangible Assets for additional information on our tradename intangible assets, which were the only intangible assets remaining as of June 30, 2023.

The consolidated statement of operations for the nine months ended June 30, 2023 includes revenues of $144,884, net loss of $385,617, and amortization expense of $22,500, contributed by Dripkit.

Unaudited Pro forma Financial Information

The following unaudited proforma financial information presents the combined results of operations of the Company and gives effect to the Dripkit Acquisition for the three and nine months ended June 30, 2022, as if the Acquisition had occurred on October 1, 2021 instead of on February 25, 2022.

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

The following is the proforma financial information for the Company and Dripkit:

Description	For the three months ended June 30, 2022	For the nine months ended June 30, 2022
Revenues	$774,019	$2,585,802
Net loss	$2,624,975	$8,491,254

For purposes of the pro forma disclosures above, the primary adjustments for the three and nine months ended June 30, 2022 include the elimination of transaction costs of approximately $8,917 and $270,478.

4. INTANGIBLE ASSETS

As of June 30, 2023, the Company’s intangible assets consisted of the following:

	Amortization	June 30, 2023
	Period (Years)	Gross	Accumulated Amortization	Net
Tradenames	5	$140,000	$22,500	$117,500

Amortization expense of intangible assets was $22,500 for the nine months ended June 30, 2023.

5. ISSUANCE OF EQUITY SECURITIES

Restricted Stock Awards

On March 17, 2022, pursuant to the Company’s non-employee director compensation policy, the Compensation Committee (the “Committee”) of the Company’s Board of Directors (the “Board”) granted 674 restricted shares (the “Restricted Shares”) of the Company’s common stock to each of the Company’s five independent directors pursuant to the NuZee, Inc. 2013 Stock Incentive Plan, totaling 3,370 Restricted Shares. These awards are now fully vested. On March 22, 2023, pursuant to the Company’s non-employee director compensation policy, the Compensation Committee (the “Committee”) of the Company’s Board of Directors (the “Board”) granted 4,398 restricted shares (the “Restricted Shares”) of the Company’s common stock to each of the Company’s five independent directors pursuant to the NuZee, Inc. 2023 Stock Incentive Plan, totaling 21,990 Restricted Shares. The Restricted Shares are scheduled to vest in full on the one-year anniversary of the grant date, subject to each independent director’s continued service as a director of the Company. The Company recognized common stock compensation expense of $176,775 and $71,916, respectively, for the nine months ended June 30, 2023 and 2022, related to these Restricted Shares. The Restricted Shares are valued using the closing stock price on the grant date and the Company is expensing these restricted share awards on a straight-line basis over the requisite service period.

On March 15, 2023, the Company granted 58,619 performance-based restricted shares to executive officers, employees and consultants as part of the 2013 Stock Incentive Plan and the 2019 Stock Incentive Plan. The initial performance period for the Performance-Based Restricted Shares commenced October 1, 2022 and ends September 30, 2023.

50% of the Performance-Based Restricted Shares will vest, if at all, in Fiscal Year 2023, based on the Company’s achievement of a specified amount of cash on hand, sales growth, increased gross margin, and reduced operating losses in Fiscal Year 2023, and the other 50% of the Performance-Based Restricted Shares will vest, if at all, in Fiscal Year 2024, based on performance metrics to be set by the Board in its sole and absolute discretion on or before December 31, 2023. Based on management’s estimate as of June 30, 2023, the performance goals for Fiscal Year 2023 won’t be achieved and the Company recognized common stock compensation expense of $0 for the nine months ended June 30, 2023, related to these Restricted Shares.

The following table summarizes the restricted common shares activities for the nine months ended June 30, 2023 and June 30, 2022:

	2023	2022
Number of shares outstanding at September 30, 2022 and 2021	3,370	-
Restricted shares granted	80,609	3,370
Restricted shares forfeited	(2,458)	-
Restricted shares vested	(3,370)	-
Number of shares outstanding at June 30, 2023 and 2022	78,151	3,370

During the nine months ended June 30, 2023, 2,458 restricted shares were forfeited because of the termination of employment.

Common stock issued for services

On January 6, 2023, the Company issued 6,000 shares of common stock to a third-party unaffiliated professional services provider in exchange for certain consulting advice to be provided to the Company. The shares are valued using the closing stock price on the grant date and the Company recognized common stock compensation expense of $57,120 for the nine months ended June 30, 2023, related to these common stock shares.

On June 20, 2023, the Company issued 7,500 shares of common stock to a third-party unaffiliated professional services provider in exchange for certain consulting advice to be provided to the Company. The shares are valued using the closing stock price on the grant date and the Company recognized common stock compensation expense of $78,750 for the nine months ended June 30, 2023, related to these common stock shares.

6. STOCK OPTIONS AND WARRANTS

Options

During the nine months ended June 30, 2023, the Company granted no new stock options, did not issue any shares upon the exercise of outstanding stock options, and had 12,186 stock options that were forfeited and expired because of the termination of employment and expiration of options.

The following table summarizes stock option activity for the nine months ended June 30, 2023:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at October 1, 2022	113,650	$149.88	7.4		$1,207
Forfeited and expired	(12,186)	118.02
Outstanding at June 30, 2023	101,464	$154.48	6.53	$
Exercisable at June 30, 2023	70,146	$174.03	5.94	$

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $190,380 and $2,687,529 for the nine months ended June 30, 2023 and June 30, 2022, respectively. Unamortized option expense as of June 30, 2023, for all options outstanding amounted to $110,369. These costs are expected to be recognized over a weighted average period of 1.16 years.

A summary of the status of the Company’s nonvested options as of June 30, 2023, is presented below:

Nonvested options

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at October 1, 2022	50,009	$154.24
Granted	-	-
Forfeited	(8,883)	107.79
Vested	(9,808)	253.71
Nonvested options at June 30, 2023	31,318	$138.20

Warrants

During the nine months ended June 30, 2023, the Company granted no new warrants to purchase shares of common stock and did not issue any shares upon the exercise of outstanding warrants to purchase shares of common stock.

The following table summarizes warrant activity for the nine months ended June 30, 2023:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2022	152,398	$158.24	3.7	$-
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2023	152,398	$158.24	2.9	-
Exercisable at June 30, 2023	152,398	$158.24	2.9	$-

7. CONTINGENCY

Steeped Litigation

The Company has an accrual of $150,000 for litigation costs related to the ongoing Steeped complaint regarding infringement upon their registered trademark. This accrual is based on the initial settlement proposed by the opposing party. This settlement was declined by the Company, and it has decided to take this accrual to cover any costs relating to this complaint.

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

We have also developed and sell NuZee branded single serve coffee products, including our flagship Coffee Blenders line of both single serve pour over coffee and coffee brew bag coffee products, which we believe offers consumers some of the best coffee available in a single serve application in the world. We have recently expanded our Coffee Blenders offerings to include a new Cold pressed latte product line that is available to purchase in Korea and online. We offer DRIPKIT pour over packs direct to consumers through our website, wholesale business-to-business to hospitality customers, and co-pack for coffee roasters.

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

For the three months ended June 30, 2023, net revenues attributable to our operations in North America totaled $288,621 compared to $630,496 of net revenues attributable to our operations in North America for the three months ended June 30, 2022. For the nine months ended June 30, 2023, net revenues attributable to our operations in North America totaled $1,295,338 compared to $2,031,781 of net revenues attributable to our operations in North America for the nine months ended June 30, 2022. Additionally, as of June 30, 2023, $215,756 of our property and equipment, net was attributable to our North American operations, compared to $378,546 attributable to our North American operations as of September 30, 2022.

For the three months ended June 30, 2023, net revenues attributable to our operations in Asia totaled $359,986 compared to $143,523 of net revenues attributable to our operations in Asia for the three months ended June 30, 2022. For the nine months ended June 30, 2023, net revenues attributable to our operations in Asia totaled $1,270,783 compared to $476,564 of net revenues attributable to our operations in Asia for the nine months ended June 30, 2022. Additionally, as of June 30, 2023, $144,254 of our property and equipment, net was attributable to our Asia operations, compared to $146,529 attributable to our Asia operations as of September 30, 2022.

Results of Operations

On March 15, 2023, we entered into a five-year global licensing agreement with Stone Brewing to co-manufacture and distribute Stone Brewing specialist coffee products nationwide.

On June 20, 2023, we entered into an established long term relationship with Corberosa Premium Air-Roasted Coffee to produce and distribute its air roasted coffees using our brew bag format.

On March 16, 2023, we entered our first ever private label agreement with Wakefern Food Corp., the largest retailer-owned cooperative in the United States, to pack and ship single serve coffee brew-bag products.

On March 7, 2023, entered into a manufacturing agreement with a California-based coffee roaster, to expand our manufacturing footprint on the West Coast. In addition to manufacturing, we plan to begin testing the TiMELESS® technology, a new flexible film sealing technology that eliminates the need for one-way plastic degassing valves that are commonly used in the coffee industry at the West Coast manufacturing facility.

Our results of operations for the three and nine months ended June 30, 2023 are influenced by the aforementioned transactions and includes the operations of Dripkit. The acquisition of Dripkit did not contribute to the periods prior to its acquisition in our financial statements, which therefore impacts comparisons to 2022 for our results of operations in the discussion that follows.

Comparison of three months ended June 30, 2023 and 2022

Revenue

	Three months ended June 30,		Change
	2023	2022	Dollars	%
Revenue	$648,607	$774,019	$(125,412)	(16)%

For the three months ended June 30, 2023, our revenue decreased by $125,412, or approximately 16%, compared with the three months ended June 30, 2022. This decrease was primarily related to decreased revenue in the US, due to customers pushing out orders in to later months.

Cost of sales and gross margin

	Three months ended
	June 30,		Change
	2023	2022	Dollars	%
Cost of sales	$596,454	$857,672	$(216,218)	(30)%
Gross profit (loss)	52,153	$(83,653)	$135,806	(162)%
Gross profit (loss) %	8%	(11)%

For the three months ended June 30, 2023, we generated a total gross profit of $52,153 from sales of our products and co-packing services, compared to a total gross loss of $83,653 for the three months ended June 30, 2022. The gross margin rate was 8% for the three months ended June 30, 2023, and (11)% for the three months ended June 30, 2022. The increase is primarily attributable to a decrease in production salaries and temporary labor.

Operating Expenses

	Three months ended
	June 30,		Change
	2023	2022	Dollars	%
Operating Expenses	$2,067,915	$2,546,608	$(478,693)	(19)%

For the three months ended June 30, 2023, the Company’s operating expenses totaled $2,067,915 compared to $2,546,608 for the three months ended June 30, 2022, representing a 19% decrease. This decrease is primarily attributable to a decrease of $441,721 in stock-based compensation expense.

Net Loss

	Three months ended
	June 30,		Change
	2023	2022	Dollars	%
Net Loss	$2,025,337	$2,633,892	$(608,555)	(23)%

For the three months ended June 30, 2023, we generated a net loss of $2,025,337 compared to a net loss of $2,633,892 for the three months ended June 30, 2022. This decrease in net loss is primarily attributable to lower stock-based compensation expense as discussed above.

Comparison of nine months ended June 30, 2023 and 2022:

Revenue

	Nine months ended June 30,		Change
	2023	2022	Dollars	%
Revenue	$2,566,121	$2,508,345	$57,776	2%

For the nine months ended June 30, 2023, our revenue increased by $57,776, or approximately 2%, compared with the nine months ended June 30, 2022. This increase was primarily related to increased revenue in South Korea, driven by a new co-packing arrangement with a new customer in South Korea and increased orders from an existing significant customer in South Korea in the nine months ended June 30, 2023.

Cost of sales and gross margin

	Nine months ended
	June 30,		Change
	2023	2022	Dollars	%
Cost of sales	$2,401,806	$2,575,646	$(173,840)	(7)%
Gross profit (loss)	164,315	$(67,301)	$231,616	(344)%
Gross profit (loss) %	6%	(3)%

For the nine months ended June 30, 2023, we generated a total gross profit of $164,315 from sales of our products and co-packing services, compared to a total gross loss of $67,301 for the nine months ended June 30, 2022. The gross margin rate was 6% for the nine months ended June 30, 2023, and 3% for the nine months ended June 30, 2022. The increase is primarily attributable to decrease in cost of labor in South Korea along with decrease in production and temporary labor in North America.

Operating Expenses

	Nine months ended
	June 30,		Change
	2023	2022	Dollars	%
Operating Expenses	$6,328,044	$8,554,276	$(2,226,232)	(26)%

For the nine months ended June 30, 2023, the Company’s operating expenses totaled $6,328,044 compared to $8,554,276 for the nine months ended June 30, 2022, representing a 26% decrease. This decrease is primarily attributable to a decrease of $2,256,420 in stock-based compensation expense.

Net Loss

	Nine months ended
	June 30,		Change
	2023	2022	Dollars	%
Net Loss	$6,176,416	$8,661,792	$(2,485,376)	(29)%

For the nine months ended June 30, 2023, we realized a net loss of $6,176,416 compared to a net loss of $8,661,792 for the nine months ended June 30, 2022. This decrease in net loss is primarily attributable to a decrease in stock-based compensation expense as discussed above.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of June 30, 2023, we had an accumulated deficit of approximately $71 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to realize additional losses due to lack of positive cash flow from operations including the substantial on-going regulatory costs associated with operating as an United States exchange-listed public company. We are unable to predict the extent of any future losses or when we will realize positive cash flow from operations, if at all.

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

As of June 30, 2023, we had a cash balance of $3,280,425. Considering our current cash resources and our current and expected levels of operating expenses including the substantial on-going regulatory costs associated with being a United States exchange-listed public company, we believe that our cash and cash equivalents will be sufficient to fund our planned operations for at least three months from August 11, 2023, however, we expect to need additional capital to fund our planned operations beyond that. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. A reduction in consumer demand for, or revenues from the sale of, our single serve coffee products could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected revenues from sales of our single serve coffee products, may change as a result of many micro and macroeconomic and non-economic factors currently unknown to us.

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

If we are unsuccessful in our efforts to raise additional capital, based on our current and expected levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months from August 11, 2023. These conditions raise substantial doubt about our ability to continue as a going concern.

Contractual Obligations

Our significant contractual cash requirements as of June 30, 2023, primarily include payments for operating and finance lease liabilities and principal and interest on loans. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of June 30, 2023, we had payments for lease and loan obligations of approximately $499,916 of which $332,910 are payable within 12 months as of June 30, 2023. We had no purchase obligations as of June 30, 2023.

Summary of Cash Flows

	Nine Months Ended
	June 30,
	2023	2022
Cash used in operating activities	$(5,025,379)	$(5,677,298)
Cash used in investing activities	$(34,875)	$(627,593)
Cash provided by (used in) financing activities	$(27,661)	$3,031,640
Effect of foreign exchange on cash	$53,287	$(19,604)
Net change in cash	$(5,034,628)	$(3,292,855)

Operating Activities

We used $5,025,379 and $5,677,298 of cash in operating activities during the nine months ended June 30, 2023, and 2022, respectively, principally to fund our operations.

Investing Activities

We used $34,875 and $627,593 of cash in investing activities during the nine months ended June 30, 2023 and 2022, respectively. Cash used in current year, was for the purchase machinery and small office equipment for South Korea. Cash used in 2022 was mainly for the acquisition of Dripkit and for the purchase of equipment.

Financing Activities

Cash used in financing activities of $27,661 for the nine months ended June 30, 2023 was primarily related to repayments on loans and an equipment lease, and cash provided by financing activities of $3,031,640 for the nine months ended June 30, 2022 was primarily related to proceeds received upon the exercise of outstanding 2021 Warrants by the 2021 Warrant holders and an issuance of shares of our common stock under an exempt offering.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three and nine months ended June 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on December 23, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Steeped, Inc. Litigation

As previously disclosed, on June 27, 2019, Steeped, Inc. d/b/a Steeped Coffee (the “Plaintiff”) filed a complaint (the “First Steeped Complaint”) against the Company in the United States District Court for the Northern District of California (the “District Court”), alleging that the Company’s promotion of certain coffee products and services during a trade show in 2019 constituted an infringement upon the Plaintiff’s registered trademark. In May 2021, the Company entered into a settlement agreement with the Plaintiff, pursuant to which the Company denied the allegations in the First Steeped Complaint, denied any liability arising therefrom, and agreed to pay $35,000 to resolve all claims asserted by the Plaintiff (the “Settlement Agreement”). As a result, a Joint Stipulation and Order for Dismissal was filed with the District Court on May 21, 2021, and the Order of the Court dismissing the case was entered on the same day. On January 27, 2023, the Plaintiff filed a new complaint against the Company in the Superior Court of California, Santa Cruz County (Case No. 23CV00234) (the “New Steeped Litigation”), alleging several causes of action related to the Company’s alleged breach of the Settlement Agreement. On March 29, 2023, the Company filed a demurrer and motion to strike, seeking to dismiss Plaintiff’s causes of action. On April 12, 2023, Plaintiff filed the First Amended Complaint, alleging breach of contract, intentional interference with contractual relations, intentional interference with prospective economic advantage, and fraud in the inducement of contract. Plaintiff seeks a trial by jury and relief in the form of a permanent injunction for use of “Steep Coffee” or any confusingly similar variant of “STEEPED COFFEE”; the impoundment and destruction of allegedly violating packaging materials and/or finished goods; a final judgment for all profits derived from the Company’s allegedly unlawful conduct, actual damages, damages to the Plaintiff’s reputation and goodwill among its customers and partners; and reasonable attorneys’ fees and costs. The Company believes it has basis to defend the claims, however, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in any defense or counterclaim. A new legal counsel was substituted for the Company in April and the Company filed its Answer on May 15, 2023.

On May 15, 2023, the Company filed a complaint for Declaratory Judgment of Trademark Non-Infringement in the United States District Court for the Southern District of California alleging one cause of action under the Declaratory Judgment Act (“Declaratory Judgment Matter” or “Matter”). Also on May 15, 2023, the Company filed Petitions to Cancel in the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office arguing that that Steeped’s marks for “Steeped Coffee,” “Steeped Bag,” “Steeped Pack,” and “Steeped Cold Brew” are generic under Section 23(a) of the Lanham Act. On July 12, 2023, the Company filed its First Amended Complaint in the Matter, seeking a judicial determination and declaration that the Company’s use of the term “steep” or any variations thereof generically or descriptively does not infringe any purported trademark rights of Steeped, as well as reasonable attorney’s fees and costs. The Company believes it has basis to pursue these the claims, however, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in obtaining the declaration and attorneys’ fees and costs it seeks.

Curtin Litigation

On January 6, 2023, a former employee of the Company, Rosaline Curtin (“Ms. Curtin”), filed a complaint against the Company and another former employee of the Company, Jose Ramirez (“Mr. Ramirez”), in the Superior Court of California, County of San Diego (Case No. 37-2023-00000841-CU-WT-NC) (the “Curtin Complaint”). The Curtin Complaint alleges that Ms. Curtin was subject to harassment by her supervisor, Mr. Ramirez, and gender discrimination throughout her employment, that she reported this discrimination and harassment to the Company, and that the Company retaliated against her and wrongfully terminated her for whistleblowing and failed to prevent discrimination, harassment, and retaliation. The Curtin Complaint seeks compensatory damages, including loss of past, present and future earnings, and benefits, as well as punitive damages, penalties, attorney’s fees and costs and interest. The Company has responded to the complaint on behalf of the Company and Mr. Ramirez and is in the process of securing a stipulation to transfer the case to binding arbitration. We believe the allegations set forth in the Curtin Complaint are without merit and intend to defend vigorously against the allegations. However, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in its defense.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the quarter ended June 30, 2023, we issued the following securities that were not registered under the Securities Act:

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

On June 20, 2023, we issued 7,500 shares of our common stock to a third-party unaffiliated professional services provider in exchange for certain consulting advice to be provided to us. This issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and/or Regulation D under the Securities Act as sales to accredited investors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date:	August 11, 2023	NUZEE, INC.

By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer and President (Principal Executive Officer), Secretary, Treasurer, and Director

By:	/s/ Shana Bowman
Shana Bowman, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

