Form 10-K
period 2023-09-30
NuZee, Inc.
filed 2024-01-16
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-39338

NUZEE, INC.

(exact name of registrant as specified in its charter)

Nevada	38-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2865 Scott St. Suite 107, Vista, California 92081

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (based on the price at which the registrant’s Common Stock was last sold as of March 31, 2023, the last business day of the most recently completed second fiscal quarter), was approximately $ 7,263,908.

As of January 11, 2024, there were outstanding 1,281,736 shares of the registrant’s Common Stock, $0.00001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be filed in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The information in Part III hereof for the fiscal year ended September 30, 2023, will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “target,” “seek,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding:

●	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our products, provide our co-packing services, and to continue as a going concern;

●	our expectation that our existing capital resources will be sufficient to fund our operations for at least the next three months and our expectation to need additional capital to fund our planned operations beyond that;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our expectations regarding our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market;

●	the impact to our business, including any supply chain interruptions, resulting from changes in general economic, business and political conditions, including changes in the financial markets and macroeconomic conditions resulting from a pandemic;

●	the evolving coffee preferences of coffee consumers in North America and East Asia;

●	the size and growth of the markets for our products and co-packing services;

●	our ability to compete with companies producing similar products or providing similar co-packing services;

●	our ability to successfully achieve the anticipated results of strategic transactions;

●	our expectation regarding our future co-packing revenues;

●	our ability to develop or offer innovative new products and services, and expand our co-packing services to other products that are complementary to our current single serve coffee product offerings;

●	our expectations regarding additional manufacturing, coffee roasting and co-packing capabilities to be provided through our manufacturing partners, as well as our manufacturing partners’ ability to successfully facilitate distribution efforts;

●	our reliance on third-party roasters or manufacturing partners to roast coffee beans necessary to manufacture our products and to fulfill every aspect of our co-packing services;

●	regulatory developments in the U.S. and in non-U.S. countries;

●	our ability to retain key management, sales and marketing personnel;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

●	our ability to develop and maintain our corporate infrastructure, including our internal control over financial reporting;

●	the outcome of pending, threatened or future litigation;

●	our financial performance; and

●	our use of the net proceeds from our recent offering.

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

PART I

ITEM 1. BUSINESS.

Overview

We are a specialty coffee and technologies company and, we believe, a leading co-packer of single serve pour over coffee in the United States, as well as a preeminent co-packer of coffee brew bags, which is also referred to as tea-bag style coffee. In addition to our single serve pour over and coffee brew bag coffee products, we have expanded our product portfolio to offer a third type of single serve coffee format, DRIPKIT pour over products, as a result of our acquisition of substantially all of the assets of Dripkit, Inc. (“Dripkit”). Our DRIPKIT pour over format features a large-size single serve pour over pack that sits on top of the cup and delivers in our view a barista-quality coffee experience to customers in the United States, Canada, and Mexico. Our mission is to leverage our position as a co-packer at the forefront of the North American single serve coffee market to revolutionize the way single serve coffee is enjoyed in the United States. Recently, we further expanded our product offerings to include bagged coffees for existing single serve customers as well as a new licensing relationship with Stone Brewing which will include both bagged and single serve format coffee products. We believe this expansion will allow us to increase manufacturing efficiency and better serve our customers and the market. While the United States is our core market, we also have manufacturing and sales operations in Korea and a joint venture in Latin America.

We believe we are the only commercial-scale producer within the North American market that has the dual capacity to pack both single serve pour over coffee and coffee brew bag coffee. We intend to leverage our position to become the commercial coffee producer of choice and aim to become the preeminent leader for coffee companies seeking to enter into and grow within the single serve coffee market in North America. With our single serve pour over and brew bag coffee we are paid per-package based on the number of single serve coffee products produced by us. With our bagged coffee products, we will be paid based on the number of completed bags delivered. Accordingly, we consider a portion of our business model to be a form of tolling arrangement, as we receive a fee for almost every single serve coffee product our co-packing customers sell in the North American and Korean markets. Under the single serve model, our risk related to owning and managing inventory is limited. With our bagged coffees and the Stone Brewing licensing relationship, we will manage the production and related inventory which will involve increased risk levels.

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

What is coffee brew bag coffee?

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

What is bagged coffee?

Bagged coffee is roasted whole bean or ground coffee, generally sold in 12 ounce to five pound bags. We recently agreed to begin producing bagged coffee in a 12 ounce format for one of our largest customers. We will also begin producing bagged coffees in a 12 ounce and two pound format for Stone Brewing under a licensing relationship. Bagged coffees are used in homes, offices and restaurant/hospitality settings to brew multiple cups of coffee simultaneously.

What is the Stone Brewing License Relationship?

Recently, we entered into a five-year global licensing agreement with Stone Brewing. Stone Brewing is the nation’s seventh largest craft brewery with products sold in all 50 states and internationally. We intend to build a strong direct-to-consumer business by marketing the coffee line to craft beverage customers on a dedicated website www.stoneroasting.com. We also intend to distribute Stone Brewing specialty coffee products through a wholesale network of natural grocery, traditional grocery and convenience store channels as well as office coffee and hotel brokers and distributors. In order to assist in building out the wholesale network, we engaged C.A. Fortune, a consumer brands agency, to spearhead sales and marketing efforts.

Under the Stone Brewing License Relationship, we will produce a full line of specialty products including DRIPKIT, single-serve brew bags and 12 ounce bagged coffees. The full line of products will be distributed both direct-to-consumer and through the wholesale network. The products will adopt the branding and flavor characteristics of three of Stone’s most popular brands. We will also periodically introduce new flavors to provide consumers the opportunity to try additional options under the Stone Brewing Coffee brand.

Revolutionizing the single serve coffee market in North America

We believe the typical coffee consumer is increasingly focused on the environmental impact of the product, as well as the taste and quality of the ingredients. We anticipate that traditional pod-based, single serve coffee will face increasing pressure given their heavy reliance on the use of plastics. In our view, consumer preferences in North America have evolved over the last decade to substantially mirror those of Japanese consumers, who have traditionally focused on the taste, eco-footprint and quality of ingredients.

We believe that the saturation of coffee pods in the North American market, coupled with changing tastes, provides our single serve coffee products with a substantial market opportunity in North America. Accordingly, we believe there are opportunities for growth in the North American market for our single serve pour over and coffee brew bag products. Our single serve coffee products also have a number of advantages over other single serve coffee alternatives:

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

We seek to establish ourselves as the premier manufacturer of single serve coffee products for the North American market and to produce innovative coffee products that we believe will promote sustainability. We also seek to further expand our own brands of single serve coffee products for sale directly to end consumers in order to generate increased revenues and to help accelerate consumer adoption of these brewing formats. We believe that top tier brands that want to compete in the North American single serve coffee market will demand the highest levels of quality from their manufacturing partners. We further believe that we remain a commercial-scale leader in the single serve coffee market in North America as a result of our history of working with sophisticated packing equipment manufacturers, SQF Certification from the Safe Quality Food Institute, organic certification, our commitment to sustainability, operational knowledge and the co-packing arrangements we are continuing to develop with companies. As a result of our ongoing efforts, we feel we are well positioned to be a “go-to” coffee producer for companies offering single serve coffee products in the North American market.

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

Our primary focus is the development of single serve coffee products in the North American market targeting the individual consumer for use at home and office or other settings that would benefit from single serve product offerings and positioning ourselves as the leading commercial-scale co-packer of single serve pour over and coffee brew bag coffee products. We also co-package other products, such as bagged coffees, that are complementary to our current single serve coffee product offerings and provide us with a deeper access to our customers.

Since 2016, we have been primarily focused on single serve pour over coffee production. Over this time, we have developed expertise in the operation of our sophisticated packing equipment and the related production of our single serve pour over coffee products at our manufacturing facilities. We have also expanded our co-packing expertise and product offerings to coffee brew bag products, which we believe are gaining traction in the United States, as well as our DRIPKIT pour over products. Our goal is to continue to expand our product portfolio to raise our visibility, consumer awareness and brand profile.

Capitalizing on the existing bagged coffee market

Recently, we agreed to begin producing bagged coffee products in a 12 ounce format for one of our largest customers. The customer has a developed market and distribution network for both bagged coffees and coffee brew bag products. Expanding our existing relationship with this customer allows us to increase our manufacturing volume and efficiency by focusing on larger production runs. The customer has indicated to us that it expects continued growth in the single serve products and the bagged coffee purchases from us. We are continuing to explore additional product manufacturing opportunities with this customer as well as other customers.

We also entered into a five-year global licensing agreement with Stone Brewing to produce a full line of specialty products including DRIPKIT, single-serve brew bags and 12 ounce bagged coffees. Entering the bagged coffee market allows us to leverage our marketing, production and inventory investments across a wide product line while continuing to build our single serve market.

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

Our NuZee branded products are from our perspective a ‘stepping-stone’ product for our co-packing customers that market high quality packaging and coffee. Sales of our NuZee branded products also help promote consumer adoption into the format and to educate coffee drinkers in the United States about this coffee format that is new to North America but widely known in East Asia.

In addition to our other NuZee branded products, our premium DRIPKIT pour over format features a large-size single serve pour over pack that sits on top of the cup and delivers in our view a barista-quality coffee experience. We offer DRIPKIT pour over packs direct to consumers through our website, wholesale business-to-business to hospitality customers, and co-pack for coffee roasters.

International operations

Korea

We established our Korean subsidiary in 2018. We are one of many producers of single serve pour over coffee products in Korea and do not have any exclusive rights for this region. Our strategy is to leverage our local relationships to secure large co-packing agreements for the markets in Korea, China and other Asian countries.

Latin America

In January 2020, we entered into a Joint Venture Agreement (the “JV Agreement”) with Industrias Marino, S.A. de C.V., a company incorporated under the laws of Mexico (“El Marino”), to form a joint venture in Mexico between us and El Marino in Mexico (“NuZee Latin America”). NuZee Latin America is organized under the laws of Mexico. To date, the primary activities in NuZee Latin America were the contribution of two machines, and start up and initial marketing and sales activities. Its primary business operations are intended to consist of the manufacture of single serve coffee products for sale in Mexico, Central and South America. The sales activities generated thus far are minimal.

Our customers and products

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

We also sell our NuZee and DRIPKIT branded products directly to consumers. Currently, Amazon and our Coffee Blenders website are our only established domestic retail channels for direct sales to consumers of NuZee branded products, and our DRIPKIT products are sold through our Dripkit website.

We plan to sell Stone Brewing licensed products both direct-to-consumer through a variety of channels and through a wholesale network.

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

Operational capacity

We currently lease manufacturing facilities in Vista, California and Seoul, Korea to produce our single serve pour over, coffee brew bag products, DripKit products and bagged coffees. In addition, we partner with other manufacturers to roast and package our products.

As a result of our capital investments since 2015, including our acquisition of packing equipment from manufacturers whom we believe are the global leaders for supplying such machines, we presently have the annual capacity to produce up to 150 million single serve coffee products (pour over or coffee brew bags) at our two manufacturing facilities, which we believe is sufficient to meet our current and anticipated manufacturing requirements. In addition, in May 2022, we announced a new partnership pursuant to which a manufacturing partner in Knoxville, Tennessee has agreed to provide us with additional manufacturing, coffee roasting and co-packing capabilities, and facilitate distribution efforts to the Eastern United States. Further, in March 2023, we entered into a manufacturing agreement with a California-based coffee roaster to expand the Company’s footprint on the West Coast.

Our executive office and administrative operations are now located in Vista and Carlsbad, California.

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

In order to satisfy the demand for bagged coffee production for our largest customer as well as our new Stone Coffee brand product line, we will be investing in additional equipment to increase our capacity for bagged coffee production.

Distribution

For distribution of our single serve coffee products to our co-packing customers, we typically rely on the distribution networks of our co-packing customers, including freight companies and common carriers arranged by them. At the request of our co-packing customers, we may also utilize a freight broker for the distribution and delivery of our products according to our co-packing customers’ instructions. Our NuZee and DRIPKIT branded products as well as bagged coffee products are typically delivered by common carriers directly to each customer or by direct delivery in the case of our direct-to-consumer customers.

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

Our competitive strengths

We believe that the following strengths contribute to our success:

●	Favorable industry trends benefit us. With changing consumer preferences over the last decade that include a greater demand for higher quality coffee alternatives as well as greater flexibility and convenience, we believe we provide a unique alternative to non-single serve drip products currently on the market. For example, we believe our single serve coffee products, including our traditional single serve pour over coffee products, DRIPKIT pour over products and coffee brew bag products, provide a premium alternative to other single serve coffee alternatives. Recent consumer trends are moving towards premium alternatives to existing mainstream products (i.e., gourmet burgers, craft beers, specialty sodas, organic supermarkets, etc.).

●	Significant production and operational experience in single serve coffee products. We have been producing single serve coffee products for over five years in increasing scale and complexity. We believe the process and equipment for producing single serve coffee products is complex, and a potential new entrant into our market would encounter a significant learning curve to reach our level of operational experience and expertise.

●	Co-packing agreements with large companies. We currently focus on fostering co-packing arrangements with larger companies developing single serve coffee products. We believe that as our potential co-packing customers continue to realize that we have the experience co-packing for a variety of customer sizes, we will become the co-packer of choice. The standards required to co-pack for large international companies almost always meet or exceed the standards required to co-pack for any other customer. We also believe that as our co-packing customers’ competitors realize they have single serve pour over and tea-bag style coffee solutions, they will be more motivated to develop their own such solutions and that will lead to increased co-packing opportunities for us.

●	Private Label Coffee and Co-Packing Private Label Programs. Under our Private Label Coffee Program, we offer our services primarily to non-coffee roaster customers pursuant to which our team works directly with them in developing private labels of signature coffees. Under this program, our team of coffee experts works extensively with our co-packing customers to develop a coffee taste profile to their unique needs and then we source, roast (utilizing our third party roasting or manufacturing partners), blend, pack (in either our traditional single serve pour over, DRIPKIT pour over or coffee brew bag coffee products), and package single serve coffee products to their exact specifications. Under our Co-Packing Private Label Program, coffee roasters that are incapable of packing single serve formats send us their coffee of choice, which we pack into our single serve formats on their behalf.

●	SQF and other certifications. SQF Certification from the Safe Quality Food Institute can take up to a year and may require additional resources to obtain. Our existing SQF certification allows us to co-pack for large, diversified companies. These companies usually have very strict certification standards and will not outsource production to companies that do not meet the highest level of industry certifications. SQF certification requires us to meet very high quality and compliance standards for production and warehousing as well as chain of custody record keeping and supplier standards. We are also certified as organic and Kosher. In addition, we are committed to sustainability. Our single serve coffee products do not require a machine to prepare, and we use coffee brew bag filters intended to be industrially compostable, along with recyclable boxes.

●	Our Korean subsidiary supports our U.S. operations. We have a manufacturing and sales office in Korea. Our strategy is to leverage our local relationships to secure large co-packing agreements for the markets in Korea, China and other Asian countries. We also source our manufacturing equipment and filters from East Asian companies. For example, our single serve coffee products are produced on packaging machines produced by leading manufacturers of packaging machines in Asia. We believe that having an office in Korea provides us with direct access to our key vendors that helps us to maintain such relationships as well as helps us operationally in our core U.S. market.

Our business strategy

We intend to achieve our mission and further grow our business by pursuing the following strategies:

●	Continually grow our base of large national or international co-packing customers. In furtherance of our goal to become the “go-to” commercial coffee producer and preeminent partner for coffee companies seeking to enter into and grow within the single serve coffee market in North America, we focus on entering into co-packing agreements with large international companies, including co-packing arrangements pursuant to our private label coffee development program. We also intend to continue to educate and advocate for the development of pour over coffee products within the broader single serve category. We believe that, as the U.S. market continues to gain awareness of our traditional single serve pour over, DRIPKIT pour over and coffee brew bag coffee products, we will continue to grow our base of large domestic or international co-packing customers.

●	Co-pack for smaller scale, innovative coffee customers that we believe are rapidly growing and capture their growth over time. In addition to co-packing for large domestic or international customers, we believe that select smaller scale, rapidly growing, innovative co-packing customers provide us with different opportunities versus larger customers. Large national roasters often look to these smaller scale customers for inspiration. We believe capturing these influential roasters would help us provide format visibility to the bigger roasters as well as influential consumers.

●	Efficiently grow our manufacturing footprint and capacity, including by leveraging partnerships, in response to anticipated demand for co-packing. We intend to leverage our previously announced partnerships in Knoxville, Tennessee and California to provide us with additional manufacturing, coffee roasting and co-packing capabilities, and facilitate distribution efforts. With these partnerships, we expect to offer a holistic coffee supply and manufacturing program to our existing and new customers, including coffee roasting and non-single serve coffee product co-packing in addition to our other single serve coffee formats.

●	Strategically grow and expand our international operations that align with our vision. We plan to strategically grow our current international operations as well as potentially expand internationally if this growth or expansion is strategic to our vision. We believe the Korean market, albeit competitive, still has significant growth potential as well as strong market acceptance for coffee and single serve pour overs. We have also formed a joint venture in Latin America.

Risks Associated with Our Business and History of Losses

We have incurred net losses since we commenced operations as NuZee, Inc. in 2013, including net losses of $8.75 million and $11.8 million for the years ended September 30, 2023 and 2022, respectively. As of September 30, 2023, our accumulated deficit was approximately $73.4 million. We expect to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset existing expenses. In the United States, we expect to incur additional losses as a result of the costs associated with operating as an exchange-listed public company.

Recent Developments

Entry into the existing bagged coffee market

Recently, we agreed to begin producing bagged coffee products in a 12 ounce format for one of our largest customers. The customer has a developed market and distribution network for both products. Expanding our existing relationship with this customer allows us to increase our manufacturing volume and efficiency by focusing on larger production runs. The customer has indicated to us that it expects continued growth in the single serve products and the bagged coffee purchases from us to increase over single serve purchase amounts. We are continuing to explore additional product manufacturing opportunities with this customer as well as other customers.

We also entered into a five-year global licensing agreement with Stone Brewing to produce a full line of specialty products including DRIPKIT, single-serve brew bags and 12 ounce bagged coffees. Entering the bagged coffee market allows us to leverage our marketing, production and inventory investments across a wide product line while continuing to build our single serve market.

Intellectual Property

Trademarks

We currently own the following United States trademarks: “Coffee Blenders”, “Twin Peaks”, “Active Cup”, “Relax Cup”, “Think Cup”, “Nude Cup”, “Pine Ranch Coffee”, and “Dripkit”. We are also in the process of obtaining rights to the “Dripkit and Design,” “NuZee”, “NuZee Coffee (Stylized)”, “NuZee Coffee and Design”, and “COLDPRESSO” trademarks. We intend to continue growing our trademark portfolio in the United States with other related slogans and brands as new products are launched.

We further intend to expand our brand protections outside of the United States in line with our prospective international growth. As of the date of this Report, we have the following registered trademarks:

●	Japan - “Coffee Blenders”; “Twin Peaks”; “Nuzee Coffee and Design”; “Active Cup”; “Nude Cup”; “Think Cup”; “Relax Cup”; “Lean Cup”

●	Korea - “Twin Peaks”; “It’s Coffee Reimagined”; “Think Cup”; “Lean Cup”

●	Canada – “NuZee Coffee and Design”; “NuZee”; “NuZee Coffee (Stylized)”

●	Mexico - “NuZee”, “NuZee Coffee (Stylized)”, “NuZee Coffee and Design”; “It’s Coffee Reimagined”

We also have pending applications for “Dripkit (Words only)” and Design in Japan, Mexico, and Korea; and “Dripkit and Design” in Canada, Japan, and Korea.

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

Employees

As of September 30, 2023, we had a total of 18 employees in the United States and 15 employees in Korea, all of whom are full-time. In addition, at September 30, we employed 5 temporary employees in the United States, all of whom are involved in the packaging and shipping of products. None of our employees are represented by a labor organization or under any collective bargaining arrangements. We believe our relationships with our employees are good.

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

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our products are subject to the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, competition laws, federal, state and local workplace health and safety laws, various federal, state and local environmental protection laws, and various other federal, state and local statutes and regulations. We believe we are compliant with all applicable laws and regulations. We have not received and are not aware of any inquiries or other legal or regulatory actions from any entity.

Corporate Information

We were incorporated in 2011 in Nevada as Havana Furnishings, Inc. NuZee Co. Ltd. was incorporated in 2011. NuZee Co. Ltd. merged into Havana Furnishings, Inc. in 2013, at which time we changed our name to NuZee, Inc. Our principal executive and administrative offices are located at 2865 Scott St. Suite 107, Vista, California 92081, and our telephone number is (760) 295-2408.

On December 9, 2022, at a Special Meeting of Stockholders, our stockholders approved a proposal granting the board of directors of the Company (the “Board”) discretionary authority to file an amendment (the “Certificate of Amendment”) to the Company’s Articles of Incorporation, as amended (the “Articles”), which amends the Articles to add a Section 1A to effect a reverse stock split of the Company’s common stock, at any ratio from 1-for-10 to 1-for-50 at the Board’s discretion. On December 28, 2022, we completed a l-for-35 reverse stock split, which became effective on December 28, 2022 upon acceptance of the Company’s filing of an amendment to the Company’s Articles of Incorporation, as amended, with the Secretary of State of Nevada (the “ 2022 Reverse Stock Split”).

On September 20, 2022, Nasdaq notified us that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until March 20, 2023, to regain compliance with the Bid Price Rule. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days. As of the date of this Report, we regained compliance with the Bid Price Rule. The 2022 Reverse Stock Split decreased the total number of shares of our common stock outstanding and proportionately increased the market price of our common stock above $1.00 per share. Therefore, the 2022 Reverse Stock Split was an effective means for us to regain compliance with the Bid Price Rule.

On January 17, 2023, the Company received a letter from the Staff notifying the Company that the Staff has determined that for the last 10 consecutive business days, from December 29, 2022 to January 13, 2023, the closing bid price of the Company’s common stock had been at $1.00 per share or greater and that accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2).

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

ITEM 1A. RISK FACTORS

Risk Factor Summary

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully in the section titled “Risk Factors.” Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

1.	We have a history of net losses. We expect to continue to incur net losses in the future and we may never generate sufficient revenue to achieve or sustain profitability.
2.	Our independent auditor’s report for the fiscal year ended September 30, 2023 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, and absent additional financing we may be unable to remain a going concern.
3.	We expect to need to obtain additional capital to fund our existing operations and, if we are unable to obtain such financing, we may be unable to continue to operate as a going concern.
4.	We have limited operating history, which may make it difficult to evaluate our current business and to forecast our future performance.
5.	Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
6.	A substantial portion of our sales are completed on a purchase order basis. Customers may issue fewer or smaller purchase orders than we expect under our co-packing or retail fulfillment arrangements or decide to delay or cancel orders, which could negatively impact our revenues.
7.	Sales to a limited number of customers represent a significant portion of our net sales. The loss of a key customer and efforts by our customers to improve their profitability could reduce sales of NuZee branded products and revenues generated from our co-packing services and adversely affect our financial performance.
8.	Continued innovation and the successful development and timely launch of new products and co-packing services are critical to our financial results and achievement of our growth strategy.
9.	Our future financial results are difficult to predict, and failure to meet market expectations for our financial performance or any publicly announced guidance may cause the price of our stock to decline.
10.	Increased competition, including as a result of industry consolidation, could hurt our businesses, and changes in the coffee, tea and beverage environment and retail landscape could impact our financial results.
11.	Our business, growth and profitability depend on the performance of third-parties and our relationship with them, including third-party coffee roasters and manufacturing partners.
12.	Interruption or increased costs of our supply chain and sales network, including a disruption in operations at any of our facilities, could affect our ability to manufacture or distribute products and could adversely affect our business and sales.
13.	The loss of any member of our senior management team or our inability to attract and retain highly skilled personnel could have a material adverse effect on our business.
14.	Because our management structure is not centralized, the management of our business operations may be more expensive and more difficult.
15.	Increases in the cost or decreases in the availability of high-quality coffee beans or other commodities could have an adverse impact on our business and financial results. Additionally, price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines.
16.	We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
17.	Any failure by us to accurately forecast customer demand for our products and co-packing services, or to quickly adjust to forecast changes, could adversely affect our business and financial results.
18.	We may not be able to adequately protect our intellectual property rights, and our competitors may be able to offer similar products and co-packing services, which would harm our competitive position. Additionally, we may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

19.	Failure to comply with applicable transfer pricing and similar regulations could harm our business and financial results.
20.	Our business operations could be disrupted due to miscommunications or translation errors. Additionally, our international sales and operations subject us to additional legal, regulatory, financial and other risks.
21.	Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.
22.	The market price of our stock may be volatile, and you could lose all or part of your investment.
23.	Despite our listing on the Nasdaq Capital Market, there can be no assurance that an active trading market for our common stock will be sustained.
24.	The Nasdaq Capital Market may subsequently delist our securities if we fail to comply with ongoing listing standards.
25.	If we attempt to raise additional capital through an announced offering you may experience an immediate decline in the value of your investment. You will experience further dilution if we issue additional equity securities in future financing transactions.
26.	A significant portion of our total outstanding shares of common stock are eligible to be sold into the market in the near future, including pursuant to Rule 144, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
27.	We have broad discretion in the use of the net proceeds from stock offerings and may not use them effectively, which could affect our results of operations and cause our stock price to decline.
28.	We incur significant costs as a result of operating as a public company, and our management must devote substantial time to compliance initiatives as a result of the listing of our common stock on the Nasdaq Capital Market.
29.	We expect to incur significant costs and devote substantial management time to maintaining our disclosure controls and procedures and internal control over financial reporting, and regardless we may be unable to prevent or detect all errors or acts of fraud or to accurately and timely report our financial results or file our periodic reports in a timely manner. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.
30.	Anti-takeover provisions in our third amended and restated bylaws and Nevada law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our securities.
31.	We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any profits from an investment in our common stock will depend on whether the price of our common stock increases.
32.	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
33.	Product safety and quality concerns could negatively affect our business.
34.	If we are unable to protect our information systems against service interruption or failure, misappropriation of data or breaches of security, our operations could be disrupted, we could be subject to costly government enforcement actions and private litigation and our reputation may be damaged.
35.	Currently pending, threatened or future litigation or governmental proceedings or inquiries could result in material adverse consequences, including judgments or settlements.
36.	Future acquisitions of and investments in new businesses could impact our business and financial condition.

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

Risks Related to Our Financial Condition and Capital Requirements

We have a history of net losses. We expect to continue to incur net losses in the future and we may never generate sufficient revenue to achieve or sustain profitability.

We have incurred net losses since our inception in 2013, including net losses of $8.75 million and $11.8 million for the years ended September 30, 2023, and 2022, respectively. As of September 30, 2023, our accumulated deficit was approximately $73.4 million. We expect to incur significant sales and marketing expenses, as well as costs associated with operating as an exchange-listed public company, prior to recording sufficient revenue from our operations to offset these expenses.

These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Our ability to become and remain profitable will depend on our ability to generate significantly higher revenues from the sales of our single serve coffee products, co-packing services and bagged coffee production and packaging, which depends upon a number of factors, including but not limited to successful sales, manufacturing, marketing and distribution of our products and services.

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

Our independent auditor’s report for the fiscal year ended September 30, 2023 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, and absent additional financing we may be unable to remain a going concern.

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

Our Consolidated Financial Statements for the year ended September 30, 2023 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. Our ability to meet our liabilities and to continue as a going concern is dependent upon the availability of future funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

Considering our current cash resources and our current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations for at least twelve months. This evaluation is based on relevant conditions and events that are currently known or reasonably foreseeable. A reduction in consumer demand for, or revenues from the sale of, our single serve coffee products, co-packing services and bagged coffee production and packaging could further constrain our cash resources.

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

Generally, under our co-packing arrangements as well as our fulfillment of purchase orders for the distribution of NuZee branded products through nationally recognized retailers, customers must issue purchase orders for our products and co-packing services. Although these purchase orders stipulate key terms including order quantity, product specifications, price, payment terms, packaging method and delivery instructions, our co-packing arrangements and our arrangements with nationally recognized retailers are typically not governed by any written agreement and have no ongoing minimum purchase requirements. Accordingly, we cannot predict or make any guarantee of the amount of any future orders from co-packing customers or national retailers. In addition, although orders covered by firm purchase orders are generally not cancelable, customers may decide to delay or cancel orders, and we may have difficulty enforcing the provisions of the purchase order. In the event that customers with whom we have co-packing or retail fulfillment arrangements issue fewer or smaller purchase orders than we expect, or we experience any delays or cancellations in orders (due to continued distress in the global economy for any reason, including supply chain disruptions, inflation, commodity price fluctuations, etc.), our revenues could decline substantially. Any such decline could result in us incurring additional net losses, increasing our accumulated deficit and needing to raise additional capital to fund our operations.

Sales to a limited number of customers represent a significant portion of our net sales. The loss of a key customer, including by consolidation in the retail channel, and efforts by our customers to improve their profitability could reduce sales of NuZee branded products and sales from our co-packing services which would adversely affect our financial performance.

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

As a result, many of our key customers may cease purchasing our products or utilizing our co-packing services at any time without penalty and are free to purchase products from our competitors. There can be no assurance that our customers will continue to purchase our products or utilize our co-packing services in the same mix or quantities or on the same terms as they have in the past. The loss of one or more of our key customers, or cancellation of or reduction in the amount of purchases by our key customers, could have an adverse effect on our results of operations and financial condition.

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

Our primary focus is the development of single serve coffee products in the North American market targeting the individual consumer for use at home and office or other settings. Under our private label coffee development program, we intend to continue working with current and new customers in developing private labels of signature coffees and, in this regard, use our expertise to source, roast (utilizing our third-party roasting or manufacturing partners), blend, and package coffee to their exact specifications. We have also developed and sell NuZee and DRIPKIT branded products. Our growth strategy includes, among other things, further developing our NuZee and DRIPKIT branded product lines and growing our private label coffee development program to reach new co-packing customers, as well as increasing sales of our coffee brew bag and bagged coffee products. In the future, as part of our growth strategy, we may also consider co-packaging other products that are complementary to our current single serve coffee product offerings and provide us with a deeper access to our customers.

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

In connection with the manufacture of NuZee and DRIPKIT branded products and private labels for our co-packing customers under our private label development program, we rely on third-party roasters and manufacturing partners to roast green whole bean coffee according to our specifications before shipping to us for grinding, blending, packing and packaging. We also rely on our manufacturing partners to provide us with additional manufacturing, coffee roasting and co-packing capabilities, and facilitate distribution efforts throughout the United States. Our reliance on third-party roasters and manufacturing partners subjects us to additional risks, including the possible termination of the arrangement by a third-party roaster or manufacturing partner at a time that is costly or inconvenient for us. Our third-party roasters and manufacturing partners are independent entities subject to their own unique operational and financial risks that are out of our control. If any of these third-party roasters or manufacturing partners fail to perform as required, this could cause delays in our receipt of roasted whole-bean coffee that is necessary to manufacture our products and provide our co-packing services or otherwise adversely affect our business.

In addition, a significant portion of our distribution network, and correspondingly our success in distributing our single serve coffee products, depends on the performance of third-parties. Any non-performance or deficient performance by such parties may undermine our operations and profitability. For distribution of our single serve coffee products as well as our bagged coffee products to our co-packing customers, we typically rely on third party distribution networks, including freight companies and common carriers. At the request of our co-packing customers, we may also utilize a freight broker for the distribution and delivery of our products according to our co-packing customers’ instructions. The success of these distribution networks depends on the performance of brokers, distributors, common carriers and retailers, as well as our third-party manufacturing partners as it relates to distribution of certain of our products. There is a risk that a broker, distributor, common carrier or retailer may refuse to or cease to market or carry our product, or that any such entity or our third-party manufacturing partner may not adequately perform its functions within the network by, without limitation, failing to distribute our products.

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

Interruption or increased costs of our supply chain and sales network, including a disruption in operations at any of our facilities or our manufacturer partners’ facilities, could affect our ability to manufacture or distribute products and could adversely affect our business and sales.

A disruption in operations at any of our facilities or any other disruption in our supply chain or increase in prices relating to service by our retailers, distributors, common carriers that ship goods within our distribution channels, or otherwise, whether as a result of shipping costs and delays, trade restrictions, casualty, natural disaster, weather, power loss, telecommunications failure, terrorism, labor shortages, contractual disputes, interruptions in port operations or highway arteries, pandemic, strikes, work stoppages, the financial or operational instability of key suppliers, distributors and transportation providers, or other causes, could significantly impair our ability to operate our business, adversely affect our relationship with our customers, and impact our financial condition or results of operations. In the fiscal years ended September 30, 2023 and September 30, 2022, we have experienced delays in the shipment to us of coffee and packaging materials for co-packing for a variety of reasons including seasonal availability, supply chain delays and supplier interruptions. To date, in some cases we have been able to mitigate these adverse effects in part by sourcing coffee and other supplies from alternative suppliers in the United States, but any such mitigation efforts may not be successful in the future.

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

The competition for talent is currently extremely high. In this competitive environment, our business could be adversely impacted by increases in labor costs, including wages and benefits, including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets, and increased wages, and benefits and other costs. In addition, our wages and benefits programs, combined with the periodic challenges in the labor market, may be insufficient to attract and retain talent.

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

The price of coffee is subject to significant volatility, and may increase due to the factors described below. The high-quality coffee beans we and our co-packing customers seek tend to trade on a negotiated basis at a premium above the commodity trading price of coffee as quoted on the Intercontinental Exchange, also known as the “C” price of coffee. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price do increase the price of high-quality coffee and also impact our ability to enter into fixed-price purchase commitments. The supply and price of coffee we and our co-packing customers purchase can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease (such as coffee rust) and pests, general increase in farm inputs and costs of production, armed conflict, labor actions, government actions and trade barriers or tariffs, inventory levels and political and economic conditions, as well as real or perceived supply shortages, an increase in green coffee purchased and sold on a negotiated basis rather than directly on commodity markets in response to higher production costs relative to “C” market prices, pandemics or other disease outbreaks, and the actions of certain organizations and associations that have historically attempted to influence prices of coffee through agreements establishing export quotas or by restricting coffee supplies. Recently, there has been increased volatility in the “C” market price, with prices at times increasing to five-year highs. The uncertainty over several factors, including the impact of weather patterns in coffee producing regions, and global supply chain constraints and shipping shortages, caused greater uncertainty in the markets. In addition, the political situation in many of the coffee growing regions, including Africa, Indonesia, and Central and South America, can be unstable, and such instability could also reduce supply and increase cost. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices and hedging activities, increases in the cost of high-quality coffee beans could have an adverse impact on our profitability, financial condition or results of operations.

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

Although inflation in the United States had been relatively low for many years, there was a significant increase in inflation beginning in the second half of 2021, which has continued into 2023. We expect for the foreseeable future to experience inflationary pressure on our cost structure. We may be able to pass some or all raw materials, energy and other input cost increases to customers by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product sizes may also result in a reduction in sales volume and/or consumption. If we are not able to mitigate these inflationary pressures, such as by increasing our selling prices or reducing product sizes sufficiently to offset increased raw material, energy or other input costs, including but not limited to packaging, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our results of operations and financial condition.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

While we are currently a small company and, therefore, limited in our product development, marketing and sales activities, we anticipate continued growth in our business operations commensurate with the expansion of our sales and support operations and distribution network and the commercialization of our coffee products. Any future growth could impose significant added responsibilities on members of our existing management and create strain on our organizational, administrative, and operational infrastructure, including sales and marketing, quality control, and customer service. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures, which in the past have been determined to be inadequate. Our status as an exchange-listed public company will require us to increase our investment in financial accounting and reporting. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure, to identify and recruit new staff and to implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our future financial performance and our ability to expand and market our single serve coffee products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

Any failure by us to accurately forecast customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results.

There is inherent risk in forecasting demand due to the uncertainties involved in assessing the current level of maturity of the single serve component of our business as well as the current and future needs of our customers. We set target levels for the manufacture of our coffee products and for the purchase of coffee in advance of customer orders based upon our forecasts of customer demand and those of our business partners. If our forecasts exceed demand, we could experience excess inventory in the short-term, excess manufacturing capacity in the short and long-term, and/or price decreases, all of which could impact our financial performance. Alternatively, if demand exceeds our forecasts significantly beyond our current manufacturing capacity, we may not be able to satisfy customer demand, which could result in a loss of share if our competitors are able to meet customer demands. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income.

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

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Report, these factors include but are not limited to:

●	the success of, or developments in, competitive products, services or technologies;
●	regulatory actions with respect to our products and our competitors;
●	the level of success of our marketing strategy;
●	our ability to obtain top-grade packing equipment for coffee production;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
●	regulatory or legal developments in the United States and other countries;

●	recruitment or departure of key personnel;
●	expenses related to any of our development programs and our business in general;
●	actual or anticipated changes in financial estimates, development timelines or recommendations by securities analysts;
●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	our ability or failure to raise additional capital in equity or debt transactions;
●	costs associated with our sales and marketing initiatives;
●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;
●	sales of our common stock by us, our insiders or our other stockholders; and
●	general economic, business, industry, market and political conditions, including prevailing interest rates and the rate of inflation.

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

The Nasdaq Capital Market may subsequently delist our securities if we fail to comply with ongoing listing standards.

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

As a listed company, we are required to meet the continued listing requirements applicable to all Nasdaq Capital Market companies. On September 20, 2022, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing (the “Bid Price Rule”). On December 28, 2022, the Company completed a 1-for-35 reverse stock split, which became effective on December 28, 2022. On January 17, 2023, the Company received notice that the Company had regained compliance with the Bid Price Rule. In addition to the Bid Price Rule previously described, Nasdaq Capital Market listing rules require us to maintain a minimum stockholders’ equity of $2.5 million under Nasdaq Listing Rule 5550(b)(1), a minimum market value of listed securities of $35 million under Nasdaq Listing Rule 5550(b)(2), or a minimum net income of $500,000 under Nasdaq Listing Rule 5550(b)(3). If we fail to meet one of those standards or any other Nasdaq Capital Market continued listing requirement, our common stock may be subject to delisting, as applied by Nasdaq in its discretion. We intend to take all commercially reasonable actions to maintain our Nasdaq Capital Market listing. If our common stock is delisted in the future, it is not likely that we will be able to list our common stock on another national securities exchange on a timely basis or at all and, as a result, we expect our securities would be quoted on an over-the-counter market; however, if this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, in the event of such delisting, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

If you purchase shares of common stock in our recent offering, you will experience immediate dilution in your investment. You will experience further dilution if we issue additional equity securities in future financing transactions.

Purchasers of shares of common stock in our recent offering paid a price per share that was less than the net tangible book value per share of our common stock. After giving effect to our receipt of approximately $1.011 million of estimated net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, from our sale of common stock in this offering at the public offering price of $3.00 per share, our pro forma net tangible book value as of June 30, 2023, as adjusted, would have been $5,055,945 or $4.19 per share. This amount represents an immediate decrease in net tangible book value of $0.98 per share of our common stock to existing stockholders and an immediate increase in net tangible book value of $1.19 per share of our common stock to new investors purchasing shares of common stock in the offering.

If we issue additional common stock, or securities convertible into or exchangeable or exercisable for common stock, our stockholders, including investors who purchased shares of common stock in the recent offering, may experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock. We also cannot assure you that we will be able to sell shares or other securities in any future offering at a price per share that is equal to or greater than the price per share paid by investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

A significant portion of our total outstanding shares of common stock are eligible to be sold into the market in the near future, including pursuant to Rule 144, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have also registered all shares of common stock that are reserved for issuance under the NuZee, Inc. 2023, 2019, and 2013 Stock Incentive Plans. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described in our filings with the SEC. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop. We believe that a significant portion of our total outstanding shares of common stock may be sold in the public market without restriction by non-affiliates pursuant to Rule 144.

We have broad discretion in the use of the net proceeds from our recent offering and may not use them effectively, which could affect our results of operations and cause our stock price to decline.

Our management will have broad discretion in the application of the net proceeds from our recent offering. We intend to use the net proceeds from the offering to acquire complementary businesses, acquire or license products or technologies that are complementary to our own, although we have no current plans, commitments or agreements with respect to any such use of proceeds for acquisitions or licenses as of the date of this prospectus supplement, and for working capital, general corporate purposes and the expansion and growth of certain recently announced co-packing relationships, including Stone Brewing and other large customers. As a result, you will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds of the offering. You will not have the opportunity, as part of your investment decision, to assess whether we are using the proceeds appropriately. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. If we do not invest or apply the net proceeds from the offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Our principal stockholder and management, including our Chief Executive Officer in particular, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2023, our executive officers and directors beneficially owned approximately 12.1% of our voting stock. Our Chief Executive Officer, President and Chairman of the Board individually beneficially owns approximately 10.1% of our voting stock. This concentration of control creates a number of risks. Our executive officers and directors, along with other holders of 5% or more of our capital stock and their respective affiliates, have the ability to exert significant influence over us through this ownership position. These stockholders may be able to exert significant influence over all matters requiring stockholder approval, including with respect to elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction, and our stockholders may find it difficult to replace members of management should our stockholders disagree with the manner in which the Company is operated. Furthermore, this concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office is located at 2865 Scott Street, Suite 107, Vista, California 92081 in our Vista facility. Previously, we leased an office in Richardson, Texas which served as the executive office at a cost of $1,510 per month, which lease expired as of November 30, 2023.

We currently lease manufacturing facilities in Vista, California and Seoul, Korea to produce our coffee products. Our manufacturing and executive office in Vista, California has a total monthly lease expense of approximately $11,000, plus common area expenses, and expires on March 31, 2025. Our manufacturing and sales office in Seoul, Korea has a monthly lease expense of $7,040, and expires on November 15, 2023. According to Korean lease regulations, the lease contract automatically renews for one year through implicit renewal. When implicit renewal occurs, it is considered as a new lease under the same conditions as the previous lease.

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

On January 20, 2022, the Company filed its general denial and answer in which it raised affirmative defenses and disputed the claims contained in the Next Vision Complaint. On November 29, 2022, the parties engaged in Court-ordered mediation but did not resolve the matter. The Court has set a trial date for August 11, 2023, which was continued to December 1, 2023. A new legal counsel was substituted for the Company.

On July 31, 2023, the parties entered into a settlement agreement and resolved the lawsuit. In exchange for a general release and dismissal of the lawsuit with prejudice, the Company paid the Consultant $5,000. The Plaintiff filed a Request for Dismissal on September 18, 2023, and on November 10, 2023, the case was dismissed.

Steeped, Inc. Litigation

As previously disclosed, on January 27, 2023, Steeped, Inc. d/b/a Steeped Coffee (“Steeped”) filed a complaint against the Company in the Superior Court of California, Santa Cruz County (Case No. 23CV00234) (the “Steeped Litigation”). The Steeped Litigation relates to Steeped’s claim that the Company breached a 2021 settlement agreement that resolved Steeped’s 2019 trademark infringement case against the Company. The earlier case involved Steeped’s purported trademark protection for “steeped coffee” and related phrases.

Steeped’s operative complaint in the pending Steeped Litigation alleges breach of contract, intentional interference with contractual relations, intentional interference with prospective economic advantage, and fraud in the inducement of contract. Plaintiff seeks a trial by jury and relief in the form of a permanent injunction for use of “Steep Coffee” or any confusingly similar variant of “STEEPED COFFEE”; the impoundment and destruction of allegedly violating packaging materials and/or finished goods; a final judgment for all profits derived from the Company’s allegedly unlawful conduct, actual damages, damages to the Plaintiff’s reputation and goodwill among its customers and partners; and reasonable attorneys’ fees and costs. NuZee answered Steeped’s complaint with a general denial and asserted twenty-five affirmative defenses. Discovery in the case is ongoing and no trial date has been set.

The Company believes it has basis to defend the claims in the Steeped Litigation, however, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in any defense or counterclaim.

Curtin Litigation

On January 6, 2023, a former employee of the Company, Rosaline Curtin (“Ms. Curtin”), filed a complaint against the Company and another former employee of the Company, Jose Ramirez (“Mr. Ramirez”), in the Superior Court of California, County of San Diego (Case No. 37-2023-00000841-CU-WT-NC) (the “Curtin Complaint”). The Curtin Complaint alleges that Ms. Curtin was subject to harassment by her supervisor, Mr. Ramirez, and gender discrimination throughout her employment, that she reported this discrimination and harassment to the Company, and that the Company retaliated against her and wrongfully terminated her for whistleblowing and failed to prevent discrimination, harassment, and retaliation. The Curtin Complaint seeks compensatory damages, including loss of past, present and future earnings, and benefits, as well as punitive damages, penalties, attorney’s fees and costs and interest. The Company has responded to the complaint on behalf of the Company and Mr. Ramirez and prevailed on December 22, 2023, prevailed on its motion to compel. We expect Ms. Curtin to initiate arbitration proceedings in January 2024. We believe the allegations set forth in the Curtin Complaint are without merit and intend to defend vigorously against the allegations. However, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in its defense.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “NUZE.” As of January 11, 2024, there were approximately 632 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Corporate Overview

Our Company

We are a specialty coffee and technologies company and, we believe, a leading co-packer of single serve pour over coffee in the United States, as well as a preeminent co-packer of other coffee products including coffee brew bags, which is also referred to as tea-bag style coffee. Our mission is to leverage our position as a co-packer at the forefront of the North American single serve coffee market to revolutionize the way single serve coffee is enjoyed in the United States. Recently, we expanded our product offerings to include bagged coffees for existing single serve customers as well as a new licensing relationship with Stone Brewing which will include both bagged and single serve format. We believe this expansion will allow us to increase manufacturing efficiency and better serve our customers and the market. While the United States is our core market, we also have manufacturing and sales operations in Korea and a joint venture in Latin America.

We believe we are the only commercial-scale producer within the North American market that has the dual capacity to pack both single serve pour over coffee and coffee brew bag coffee. We intend to leverage our position to become the commercial coffee producer of choice and aim to become the preeminent leader for coffee companies seeking to enter into and grow within the single serve coffee market in North America. With our single serve pour over and brew bag coffee, we are paid per-package based on the number of single serve coffee products produced by us. With our bagged coffee products, we will be paid based on the number of completed bags delivered. Accordingly, we consider a portion of our business model to be a form of tolling arrangement, as we receive a fee for almost every single serve coffee product our co-packing customers sell in the North American and Korean markets. Under the single serve model, our risk related to owning and managing inventory is limited. With our bagged coffees and the Stone Brewing licensing relationship, we will manage the production and related inventory which will involve increased risk levels.

We have also developed and sell NuZee branded single serve coffee products of both single serve pour over and coffee brew bag coffee products, which we believe offers consumers some of the best coffee available in a single serve application.

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

On September 26, 2023, NuZee announced an expanded relationship with one of its largest customers, received a forecast for shipments from the customer, and agreed to begin supplying additional products to the customer starting in the first and second quarters of fiscal year 2024. Revenues from this customer for the fiscal year 2023 totaled approximately $500,000.

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

Our NuZee branded products, including Coffee Blenders and Twin Peaks, are from our perspective a ‘stepping-stone’ product for our co-packing customers that market high quality packaging and coffee. Sales of our NuZee branded products also help promote consumer adoption into the format and to educate coffee drinkers in the United States about this coffee format that is new to North America but widely known in East Asia.

In addition to our other NuZee branded products, our premium DRIPKIT pour over format features a large-size single serve pour over pack that sits on top of the cup and delivers in our view a barista-quality coffee experience. We offer DRIPKIT pour over packs direct to consumers through our website, wholesale business-to-business to hospitality customers, and co-pack for coffee roasters.

Nasdaq Listing Deficiency; 2022 Reverse Stock Split

As previously reported, we received a notice from The Nasdaq Stock Market, LLC regarding our failure to satisfy the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). As disclosed, we had 180 days from the date of the applicable notice to cure the deficiency. To cure this deficiency, on December 9, 2022, at a Special Meeting of Stockholders, our stockholders approved a proposal granting the board of directors of the Company (the “Board”) discretionary authority to file an amendment (the “Certificate of Amendment”) to the Company’s Articles of Incorporation, as amended (the “Articles”), which amends the Articles to add a Section 1A to effect a reverse stock split of the Company’s common stock, at any ratio from 1-for-10 to 1-for-50 at the Board’s discretion. On December 28, 2022, we completed a l-for-35 reverse stock split, which became effective on December 28, 2022 upon acceptance of the Company’s filing of an amendment to the Company’s Articles of Incorporation, as amended, with the Secretary of State of Nevada (the “ 2022 Reverse Stock Split”). On December 28, 2022, we completed a l-for-35 reverse stock split, which became effective on December 28, 2022 upon acceptance of the Company’s filing of an amendment to the Company’s Articles of Incorporation, as amended, with the Secretary of State of Nevada.

On January 17, 2023, the Company received a letter from the Staff notifying the Company that the Staff has determined that for the last 10 consecutive business days, from December 29, 2022 to January 13, 2023, the closing bid price of the Company’s common stock had been at $1.00 per share or greater and that accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2).

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

For the fiscal year ended September 30, 2023, net revenues attributable to our operations in North America totaled $1,757,968 compared to $2,443,863 of net revenues attributable to our operations in North America during the fiscal year ended September 30, 2022. Additionally, as of September 30, 2023, $184,763 of our property and equipment, net was attributable to our North American operations, compared to $378,546 attributable to our North American operations as of September 30, 2022.

For the fiscal year ended September 30, 2023, net revenues attributable to our operations in Asia totaled $1,590,863 compared to $665,299 of net revenues attributable to our operations in Asia during the fiscal year ended September 30, 2022. Additionally, as of September 30, 2023, $124,792 of our property and equipment, net was attributable to our Asian operations, compared to $146,529 attributable to our Asian operations as of September 30, 2022.

Results of Operations

Comparison of Years ended September 30, 2023 and 2022

Revenue

	Year ended September 30,		Change
	2023	2022	Dollars	%
Revenue	$3,348,831	$3,109,162	$239,669	7.7%

For the year ended September 30, 2023, revenues increased by $239,669, or approximately 7.7%, compared with the year ended September 30, 2022. This increase was primarily related to higher co-packing revenues in Korea driven by existing and new customers partially offset by lower revenues in North America. The lower North America revenues were primarily a result of lower revenues to our largest customer in the year ended September 30, 2022.

Cost of sales and gross margin

	Year ended September 30,		Change
	2023	2022	Dollars	%
Cost of sales	$3,340,013	$3,219,575	$120,438	3.7%
Gross profit (loss)	$8,818	$(110,413)	$119,231	108.0%
Gross margin %	0.3%	(3.4)%

For the year ended September 30, 2023, our cost of sales totaled $3,340,013, as compared to cost of sales for the year ended September 30, 2022 of $3,219,575 , representing a 3.7% increase. This increase is primarily attributable to increased material and labor costs related to the increase in sales. For the year ended September 30, 2023, we had a total gross profit of $8,818 from sales of our products and co-packing services, compared to a total gross loss of ($110,413) for the year ended September 30, 2022. The gross margin rate was 0.3% for the year ended September 30, 2023 and (3.4%) for the year ended September 30, 2022. The marginal improvement was primarily attributable to increased efficiencies from higher overall revenues.

Operating Expenses

	Year ended September 30,		Change
	2023	2022	Dollars	%
Operating Expenses	$8,880,435	$11,292,105	$(2,411,670)	(21.4)%

For the year ended September 30, 2023, our operating expenses totaled $8,880,435, compared to $11,292,105 for the year ended September 30, 2022, representing a decrease of $2,411,670 or 21.4%. This decrease is primarily attributable to a decrease of $2.4 million in stock-based compensation expense, lower impairment charges of approximately $675,000, lower payroll, marketing consulting, insurance and facilities costs of approximately $530,000 all of which was partially offset by increased legal expenses of $1.2 million.

Net Loss

	Year ended September 30,		Change
	2023	2022	Dollars	%
Net Loss	$8,749,467	$11,797,712	$(3,048,245)	(25.8)%

For the year ended September 30, 2023, we generated net losses of $8,749,467 compared to $11,797,712 for the year ended September 30, 2022. This decrease in net loss is primarily attributable to a decrease in stock-based compensation expense, lower impairment charges and reduced payroll, marketing consulting, insurance and facilities costs partially offset by an increase in legal costs.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of September 30, 2023, we had an accumulated deficit of approximately $73.4 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses because of the costs associated with operating as an exchange-listed public company. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

As of September 30, 2023, we had a cash balance of $1.37 million. Considering our current cash resources and our current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations for at least twelve months from January 12, 2024. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. A reduction in consumer demand for, or revenues from the sale of, our coffee products could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected revenues from sales of our coffee products, may change as a result of many factors currently unknown to us.

During the fiscal year ended September 30, 2023, we issued no shares of common stock related to exercises of 2021 Warrants (as defined below) and received no proceeds from the exercise of warrants.

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

We intend to seek to raise additional capital, including through public or private equity offerings, to support our operating activities for the next twelve months and beyond, and such funding may not be available to us on acceptable terms, or at all. The timing and amount of funds that we will need to raise will depend on a number of factors, including our ability to generate a sufficient amount of revenues from the sale of our coffee products to fund our business operations and the timing and amount of funds received upon the exercise for cash of outstanding warrants by the warrant holders. Until we can generate a sufficient amount of revenue, we may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

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

Contractual Obligations

Our significant contractual cash requirements as of September 30, 2023 primarily include payments for operating and finance lease liabilities and principal and interest on loans. Our current and long-term obligations related to these items are outlined in the leases portion of “Note 2—Basis of Presentation and Summary of Significant Accounting Policies,” and “Note 3—Loans,” of the Notes to Consolidated Financial Statements within this Report. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of September 30, 2023, we had payments for lease and loan obligations of approximately $409,230, of which $246,929 are payable within 12 months as of September 30, 2023. We had no purchase obligations as of September 30, 2023.

Summary of Cash Flows

	Year Ended September 30,
	2023	2022
Cash (used in) operating activities	$(6,926,279)	$(7,462,121)
Cash (used in) investing activities	$(16,241)	$(604,834)
Cash provided by (used in) financing activities	$(36,031)	$5,679,983
Effect of foreign exchange on cash	$36,599	$(113,929)
Net (decrease) in cash	$(6,941,952)	$(2,500,901)

Operating Activities

We used $6,956,279 and $7,462,121 of cash in operating activities during the years ended September 30, 2023 and 2022, respectively, principally to fund our operating loss.

Investing Activities

We used $16,241 and $604,834 of cash in investing activities during the years ended September 30, 2023 and 2022, respectively. Cash used in the year ended September 30, 2023 was for the purchase of equipment. Cash used in the year ended September 30, 2022 was for the acquisition of DripKit as well as the purchase of equipment.

Financing Activities

Historically, we have funded our operations through the issuance of our equity securities.

Cash provided from financing activities decreased from $5,679,983 for the year ended September 30, 2022, to $(36,031) for the year ended September 30, 2023. The decrease is primarily attributable to funds raised in the year ended September 30, 2022 from the sale of our equity securities, as compared to no funds being raised in the year ended September 30, 2023. In the year ended September 30, 2023 financing activities consisted of repayments of loans and leases.

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

b.	Management’s report on internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this Report based on the criteria for effective internal control described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, our management has concluded the Company’s internal control over financial reporting was effective as of September 30, 2023.

As we are a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

There are no changes in our internal control over financial reporting that occurred during the fiscal year ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders. Within 120 days after the close of our fiscal year, we intend to file with the SEC the information required by this Item.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders. Within 120 days after the close of our fiscal year, we intend to file with the SEC the information required by this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders. Within 120 days after the close of our fiscal year, we intend to file with the SEC the information required by this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders. Within 120 days after the close of our fiscal year, we intend to file with the SEC the information required by this Item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders. Within 120 days after the close of our fiscal year, we intend to file with the SEC the information required by this Item.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

	(1)	The following consolidated financial statements of the Company are incorporated by reference in Part II, Item 8—See Index to Consolidated Financial Statements

	(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

	(3)	See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description

1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 20, 2023, SEC File Number 001-39338).
3.1	Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684).
3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157).
3.4	Third Amended and Restated Bylaws of the Company, effective March 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, SEC File Number 001-39338).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).
4.3	Series A Warrant Agent Agreement (including the terms of the Series A Warrant) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).
4.4	Series B Warrant Agent Agreement (including the terms of the Series B Warrant) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2022, SEC File Number 001-39338).
4.6	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2023, SEC File Number 001-39338).
10.3†	NuZee, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on November 12, 2019, SEC File Number 333-234643).
10.4†	NuZee, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on November 12, 2019, SEC File Number 333-234643).

10.5	Multi-Tenant Industrial Triple Net Lease, dated May 9, 2019 by and between Nuzee, Inc. and Icon Owner Pool I Texas LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on March 10, 2020, SEC File Number 333-234643).
10.7†	Form of Stock Option Agreement (2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on December 28, 2020, SEC File Number 001-39338).
10.8†	Form of Stock Option Agreement (2019 Stock Incentive Plan) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on December 28, 2020, SEC File Number 001-39338).
10.9†	Form of Restricted Stock Award Agreement under the NuZee, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2021, SEC File Number 001-39338).
10.12†	Form of Stock Option Agreement under the NuZee, Inc. 2019 Stock Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2021, SEC File Number 001-39338).
10.14†	Form of Stock Option Agreement under NuZee, Inc. 2013 Stock Incentive Plan (Time-Based) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2022, SEC File Number 001-39338).
10.15†	Form of Stock Option Agreement under NuZee, Inc. 2013 Stock Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2022, SEC File Number 001-39338).
10.16†	Form of Restricted Stock Award Agreement under the NuZee, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2022, SEC File Number 001-39338).
10.17†	Description of Registrant’s Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q filed on May 12, 2022, SEC File Number 001-39338).
10.19†	Second Amended and Restated Employment Agreement, dated as of November 4, 2022, by and between NuZee, Inc. and Shana Bowman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2022, SEC File Number 001-39338).
10.20†	Employment Agreement, dated as of August 16, 2023, by and between NuZee, Inc. and Randell Weaver.
10.21†	Third Amended and Restated Employment Agreement, dated as of August 16, 2023, by and between NuZee, Inc. and Shana Bowman.
21.1	Subsidiaries of NuZee, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).
23.1*	Consent of MaloneBailey, LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

† Indicates management contract or compensatory plan.

+ Certain schedules to this agreement have been omitted pursuant to Item 601 of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 16, 2024.

NuZee, Inc.

By:	/s/ Masateru Higashida
Name:	Masateru Higashida
Title:	Chief Executive Officer
(Principal Executive Officer), Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Masateru Higashida		January 16, 2024
Masateru Higashida	Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Director

/s/ Randell Weaver		January 16, 2024
Randell Weaver	President & Chief Operating Officer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin J. Conner		January 16, 2024
Kevin J. Conner	Director

/s/ J. Chris Jones		January 16, 2024
J. Chris Jones	Director

/s/ Nobuki Kurita		January 16, 2024
Nobuki Kurita	Director

/s/ David G. Robson		January 16, 2024
David G. Robson	Director

NUZEE, INC.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NuZee, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NuZee, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

January 16, 2024

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	September 30, 2022
ASSETS
Current assets:
Cash	$1,373,101	$8,315,053
Accounts receivable, net	586,878	345,258
Inventories, net	998,070	947,995
Prepaid expenses and other current assets	418,200	547,773
Total current assets	3,376,249	10,156,079

Property and equipment, net	309,555	525,075

Other assets:
Right-of-use asset – operating lease	403,258	642,624
Investment in unconsolidated affiliate	162,259	169,634
Intangible assets, net	110,000	140,000
Other assets	79,677	77,962
Total other assets	755,194	1,030,220

Total assets	$4,440,998	$11,711,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,903,923	$820,200
Current portion of long-term loan payable	4,753	7,947
Current portion of lease liability - operating lease	216,128	388,325
Current portion of lease liability - finance lease	26,048	24,518
Deferred income	379,795	319,707
Other current liabilities	25,756	39,241
Total current liabilities	2,556,403	1,599,938

Non-current liabilities:
Lease liability - operating lease, net of current portion	162,301	267,786
Lease liability - finance lease, net of current portion	-	29,622
Loan payable - long term, net of current portion	-	4,745
Other noncurrent liabilities	47,937	66,484
	210,238	368,637

Total liabilities	$2,766,641	$1,968,575

Stockholders’ equity:
Common stock; 200,000,000 shares authorized, $0.00001 par value; 748,644 and 676,229 shares issued and outstanding as of September 30, 2023 and 2022, respectively	8	7
Additional paid in capital	74,925,843	74,281,418
Accumulated deficit	(73,371,987)	(64,622,520)
Accumulated other comprehensive income	120,493	83,894
Total stockholders’ equity	1,674,357	9,742,799

Total liabilities and stockholders’ equity	$4,440,998	$11,711,374

The accompanying notes are an integral part of these consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2023	Year Ended September 30, 2022
Revenues, net	$3,348,831	3,109,162
Cost of sales	3,340,013	3,219,575
Gross profit (loss)	8,818	(110,413)

Operating expenses	8,880,435	11,292,105
Loss from operations	(8,871,617)	(11,402,518)

Other income	365,766	191,631
Loss from equity method investment	(7,375)	(5,791)
Other expense	(251,656)	(574,710)
Interest income(expense), net	15,415	(6,324)
Net loss	$(8,749,467)	(11,797,712)

Basic and diluted loss per common share	$(11.95)	(21.32)

Basic and diluted weighted average number of common stock outstanding	732,421	553,322

The accompanying notes are an integral part of these consolidated financial statements.

F-4

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	NuZee, Inc.
For the years ended September 30, 2023 and 2022	2023	2022
Net loss	$(8,749,467)	$(11,797,712)

Foreign currency translation	36,599	(113,929)
Total other comprehensive income (loss), net of tax	36,599	(113,929)
Comprehensive loss	$(8,712,868)	$(11,911,641)

The accompanying notes are an integral part of these consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2022	676,229	$7	$74,281,418	$(64,622,520)	$83,894	$9,742,799
Forgiveness of stock issuance costs	-	-	40,000	-	-	40,000
Round-up shares issued in reverse split	8,859	-	-	-	-	-
Common stock issued for services	13,500		135,870	-	-	135,870
Stock option expense	-	-	288,030	-	-	288,030
Restricted stock compensation	50,056	1	180,525	-	-	180,526
Other comprehensive gain	-	-	-	-	36,599	36,599
Net loss	-	-	-	(8,749,467)	-	(8,749,467)

Balance September 30, 2023	748,644	$8	$74,925,843	$(73,371,987)	$120,493	$1,674,357

	Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2021	509,154	$5	$64,839,427	$(52,824,808)	$197,823	$12,212,447

Exercise of warrants, net of issuance costs	10,984	-	1,702,596	-	-	1,702,596
Common stock issued for cash, ATM offering, net of issuance costs	1,409	-	95,256	-	-	95,256
Equity securities issued for cash, exempt offering, net of issuance costs	25,279	1	1,649,735	-	-	1,649,736
Common stock issued for cash, registered offering, net of issuance costs	120,000	1	2,520,867	-	-	2,520,868
Common stock issued for Dripkit acquisition	5,633	-	426,844	-	-	426,844
Stock option expense	-	-	2,899,338	-	-	2,899,338
Exercise of stock options	400	-	12,600	-	-	12,600
Restricted stock award issuance	3,370	-	134,755	-	-	134,755
Other comprehensive loss	-	-	-	-	(113,929)	(113,929)
Net loss	-	-	-	(11,797,712)	-	(11,797,712)

Balance September 30, 2022	676,229	7	74,281,418	(64,622,520)	83,894	9,742,799

The accompanying notes are an integral part of these consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2023	For the Year Ended September 30, 2022
Operating activities:
Net loss	$(8,749,467)	(11,797,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220,653	379,474
Noncash lease expense	239,366	302,334
Loss on disposition of assets	41,108	12,618
Stock option expense	288,030	2,899,338
Restricted stock award compensation	180,526	134,755
Issuance of common stock for services	135,870	-
Bad debt expense	117,015	34,351
Loss from equity method investment	7,375	5,791
Goodwill and intangible asset impairment	-	675,134
Write-off of deferred financing costs	-	368,783
Change in operating assets and liabilities:
Accounts receivable	(358,635)	175,629
Inventories	(50,075)	(364,867)
Prepaid expenses and other current assets	186,653	(65,485)
Other assets	(1,715)	1,860
Accounts payable, Accrued Expenses & Other Current Liabilities	1,053,158	(67,844)
Deferred income	60,088	143,885
Lease liability - operating lease	(277,682)	(300,847)
Other non-current liabilities	(18,547)	682
Net cash used in operating activities	(6,926,279)	(7,462,121)

Investing activities:
Purchase of equipment	(16,241)	(191,765)
Acquisition of Dripkit	-	(413,069)
Net cash used in investing activities	(16,241)	(604,834)

Financing activities:

Repayment of loans	(7,939)	(43,622)
Proceeds from issuance of common stock, ATM offering, net of issuance costs	-	95,256
Proceeds from issuance of common stock, exercise of warrants, net of issuance costs	-	1,702,596
Proceeds from issuance of equity securities, exempt offering, net of issuance costs	-	1,649,736
Proceeds from issuance of common stock, registered offering, net of issuance costs	-	2,656,460
Repayment of finance lease	(28,092)	(24,260)
Cash paid for offering costs		(368,783)
Proceeds from issuance of common stock, exercise of stock options		12,600
Net cash provided by (used in) financing activities	(36,031)	5,679,983

Effect of foreign exchange on cash	36,599	(113,929)

Net change in cash	(6,941,952)	(2,500,901)

Cash, beginning of period	8,315,053	10,815,954
Cash, end of period	$1,373,101	8,315,053

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,944	9,811
Cash paid for taxes	$800	800

Noncash investing and financing activities:
Common stock issued in acquisition of Dripkit	$-	426,844
Stock issuance costs accrued	$-	135,592
Forgiveness of stock issuance costs	$40,000
Deferred Stock Offering cost accrued ROU assets and liabilities added during the period	$57,080	558,371

The accompanying notes are an integral part of these consolidated financial statements.

NuZee, Inc.

Notes to Consolidated Financial Statements

September 30, 2023

1. ORGANIZATION

NuZee, Inc. (the “Company”, “we”, “our”, “us’) was incorporated on November 9, 2011, in Nevada. The Company is a specialty coffee company and is a leading co-packer of single serve pour over coffee in the United States, coffee brew bags (also referred to as tea-bag style coffee), DRIPKIT pour over products and bagged whole bean and ground coffee. While the United States is the Company’s core market, it also has single serve pour over coffee manufacturing and sales operations in Korea and a joint venture in Latin America.

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

On February 25, 2022 (the “Closing Date”), the Company acquired substantially all the assets and certain specified liabilities (the “Acquisition”) of Dripkit, Inc., a Delaware corporation (“Dripkit”), pursuant to the Asset Purchase Agreement, dated as of February 21, 2022 (the “Asset Purchase Agreement”), by and among the Company, Dripkit, and Dripkit’s existing investors (the “Stock Recipients”) who executed joinders to the Asset Purchase Agreement as of the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, the aggregate purchase price paid by the Company for the Acquisition was $860,000, consisting of cash paid by the Company to Dripkit and the Company’s issuance to the Stock Recipients of an aggregate of 5,633 shares of the Company’s common stock (including the 528 shares of common stock issued to the Stock Recipients on April 25, 2022, in connection with the stock bulk sales holdback amount, as further described below), plus the assumption of certain assumed liabilities, subject to certain adjustments and holdbacks as provided in the Asset Purchase Agreement. Dripkit is engaged in the business of manufacturing and sales of a single serve pour over coffee format that has a large-size single serve pour over pack that sits on top of the cup. Dripkit operates as a new Dripkit Coffee business division that is wholly owned by NuZee, Inc. The Company analyzed the Acquisition under ASC 805 and concluded that it should be accounted for as a business combination. The Acquisition has been included in the Company’s financial statements from the date of the Acquisition.

2022 Reverse Stock Split

On December 9, 2022, our stockholders approved a proposal granting the board of directors of the Company (the “Board”) discretionary authority to file an amendment (the “Certificate of Amendment”) to our Articles of Incorporation, as amended (the “Articles”), which amends the Articles to add a Section 1A to effect a reverse stock split of our common stock, at any ratio from 1-for-10 to 1-for-50 at the Board’s discretion. On December 21, 2022, the Board approved a 1-for-35 reverse stock split of our common stock (the “Reverse Stock Split”). The Certificate of Amendment was filed by the Company on December 28, 2022 and became effective upon acceptance of the Company’s filing of the Certificate of Amendment with the Secretary of State of Nevada. Accordingly, each holder of our common stock received one share of common stock for every 35 shares such stockholder held immediately prior to the effectiveness of the Reverse Stock Split. All shares and per share information included in these financial statements and notes thereto have been retroactively adjusted to give effect to the Reverse Stock Split.

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2023 and September 30, 2022, the total number of common stock equivalents was 248,856 and 265,941, respectively, and composed of stock options and warrants. The Company incurred a net loss for the years ended September 30, 2023 and 2022, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Going Concern and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital and the commercialization and manufacture of its single serve coffee products. The Company has grown revenues from its principal operations; however, there is no assurance of future revenue growth similar to historical levels. As of September 30, 2023, the Company had cash of $ 1,373,101 and working capital of $ 819,846. However, the Company has not attained profitable operations since inception. The accompanying consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. The Company has had limited revenues, recurring losses and an accumulated deficit. These items raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations and to raise additional capital for the further development and marketing of the Company’s products and business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may or may not maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company had $58,636 of allowance for doubtful accounts as of September 30, 2023 and $6,862 allowance for doubtful accounts as of September 30, 2022.

Major Customers

For the years ended September 30, 2023 and 2022, the Company’s largest single source of revenue was from one major customer disclosed below.

For the year ended September 30, 2023:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$508,816	15%	$112,412	19%
Customer CN	567,108	17%	114,313	19%
Customer AD	437,417	13%	-	-

For the year ended September 30, 2022:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$882,392	28%	$95,351	28%

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

In May 2022, the Company renewed the office and manufacturing space in Vista, California through March 31, 2025, which was scheduled to expire on January 31, 2023. The lease has a monthly base rent of $8,451, plus common area expenses. Along with the extension, we leased an additional 1,796 square feet that has a monthly base rent of $2,514 through March 31, 2025. We extended our subleased property in Vista, California through January 31, 2023. The lease has a monthly rent of $2,111 and has been calculated as a ROU Asset co-terminus with the direct leased property. The Company leased a new larger office and manufacturing space in Seoul, Korea beginning November 15, 2021, through November 15, 2023. The lease has a monthly expense of $7,040. Accordingly, we have added ROU Assets and Lease Liabilities related to those leases as of September 30, 2023.

Effective December 1, 2022, we entered into a new operating lease for our principal executive office, which is located at 1350 East Arapaho Road, Suite #230, Richardson, Texas 75081. We lease the Richardson office on an annual basis, at a cost of $1,510 per month, through November 30, 2023. The lease expired November 30, 2023 and was not renewed.

As of September 30, 2023, the Company’s operating leases had a weighted average remaining lease term of 1 years and a weighted-average discount rate of 5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2022	$642,624
ROU Asset added during the period	-
Amortization during the period	(239,366)
ROU Asset – September 30, 2023	$403,258

Lease Liability – October 1, 2022	$656,111
Lease Liability added during the period	-
Amortization during the period	(277,682)
Lease Liability – September 30, 2023	$378,429

Lease Liability – Short-Term	$216,128
Lease Liability – Long-Term	162,301
Lease Liability – Total	$378,429

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of September 30, 2023.

Amounts due within 12 months of September 30,

2024	326,362
2025	67,310
Total Minimum Lease Payments	393,672
Less Effect of Discounting	15,243
Present Value of Future Minimum Lease Payments	378,429
Less Current Portion of Operating Lease Obligations	216,128
Long-Term Operating Lease Obligations	$162,301

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month through June 2024. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,500 for the purchase of this equipment. This transaction was accounted for as a financing lease. As of September 30, 2023, our financing lease had a remaining lease term of .6 years and a discount rate of 12.75%. The interest expense on finance lease liabilities for the year ended September 30, 2023 was $4,944.

The table below summarizes future minimum finance lease payments at September 30, 2023 for the 12 months ended September 30:

2024	$27,594
Total Minimum Lease Payments	27,594
Amount representing interest	(1,546)
Present Value of Minimum Lease Payments	26,048
Current Portion of Finance Lease Obligations	26,048
Finance Lease Obligations, Less Current Portion	$-

Lease expense included in Operating expense for the year ended September 30, 2023 and 2022 was $263,881 and $320,813, respectively. Lease expense, which represents sublease expense, is included in Other expense for the year ended September 30, 2023 and 2022 was $205,052 and $189,223, respectively. Further details are included in this lease footnote below.

During the year ended September 30, 2023, we had the following cash and non-cash activities associated with our leases:

Operating cash outflows from operating leases:	$349,890
Operating cash outflows from finance leases:	$4,385
Financing cash outflows from finance lease:	$28,092

In September 2020, we subleased the space at 1700 Capital Avenue in Plano, Texas, effective October 1, 2020 under favorable terms that are co-terminus with the original lease ending June 30, 2024. During the year ended September 30, 2023, we recognized sublease income of $214,108 pursuant to the sublease included in Other income on our financial statements. Future minimum lease payments to be received under that sublease as of September 30, 2023, for each of the fiscal years are as follows:

2024	$97,377
Total Minimum Lease Payments to be Received	$97,377

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustment attributable to NuZee, Inc. recorded to other comprehensive income and loss amounted to $36,599 and ($113,929) as of September 30, 2023 and 2022, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and consolidated statements of operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption Gain (loss) from equity method investment in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reflected in the caption “Investment in unconsolidated affiliate’’ in the Company’s consolidated balance sheets.

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

The Company accounts for NLA using the equity method of accounting since the management of day-to-day operations at NLA ultimately lies with the Company’s joint venture partner as the operations of NLA are based in its partners facilities as well as our partner appoints the Chairman of the joint Board. As of September 30, 2023, the activity in NLA consisted of the contribution of two machines as described above and other start up and initial sales and marketing related activities. $7,375 and $5,791 of losses were recognized under the equity method of accounting during the years ended September 30, 2023 and September 30, 2022, respectively.

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

As of September 30, 2023 and September 30, 2022, the Company had no sales allowances for estimated chargebacks and returns, respectively. Revenue recognized is net of sales allowances.

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

Advertising Expenses

The Company expenses advertising costs when incurred. Advertising expense for the years ended September 30, 2023 and 2022 is as follows:

	September 30, 2023	September 30, 2022
Advertising	$273,965	$192,316

Other Expense

Other expense of $251,656 and $574,710 for the years ended September 30, 2023 and 2022, respectively, primarily includes write off of deferred financing costs and sublease expense.

Prepaid expenses and other current assets

Prepaid expenses and other current assets for the years ended September 30, 2023 and 2022 is as follows:

	September 30, 2023	September 30, 2022
Prepaid expenses and other current assets	$418,200	$547,773

The Prepaid expenses and other current assets balance of $418,200 as of September 30, 2023 primarily consists of prepaid rent, prepaid insurance, a retainer for professional services, and deferred offering costs. The balance of $547,773 as of September 30, 2022 primarily consists of prepaid insurance, deposits on inventory purchases, and a retainer for professional services.

Inventory

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At September 30, 2023 and 2022, the carrying value of inventory of $998,070 and $947,995 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	September 30, 2023	September 30, 2022
Raw materials	$982,626	887,632
Finished goods	$15,444	60,363
Total	$998,070	$947,995

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. The Company generally depreciates property and equipment on a straight-line basis over the estimated useful lives of the assets after the assets are placed in service except for NuZee KR which uses the declining balance method. Office equipment is depreciated over a 3-year life, furniture over a 7-year life, and other equipment over a 5-year life. Depreciation expense for the years ended September 30, 2023 and 2022 was $190,653 and $333,196, respectively. Repair and maintenance costs are expensed as incurred. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment that exceed $1,000 are capitalized. Property and equipment as of September 30, 2023 and 2022 consist of:

	September 30. 2023	September 30, 2022
Machinery & Equipment	1,895,859	1,930,898
Vehicles	73,980	73,008
Leasehold Improvements	-	62,122
Less - Accumulated Depreciation	(1,660,284)	(1,540,953)
Net Property and Equipment	$309,555	$525,075

The Company is required to make deposits or prepayments and progress payments on equipment purchases before the Company receives possession and title. As a result, the Company accounts for such payments as Other Assets until it has possession at which time the equipment is recorded as Property and Equipment. There were no such deposits as of September 30, 2023 or September 30, 2022.

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

During the year ended September 30, 2022, we recorded a goodwill impairment loss of $531,412 as a result of our market capitalization being below our net book value, which is included in impairment expense within Operating expenses in our Consolidated Statements of Operations. Refer to Note 7: Goodwill and Intangible Assets for further details regarding the goodwill impairment charge recorded during the year ended September 30, 2022. As of September 30, 2022 and 2023, the goodwill balance net of the impairment loss was $0.

Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. We have identifiable useful life intangible assets related to acquired Dripkit tradename and customer relationships. We test these intangible assets annually for impairment, and when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of the tradename. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. We estimate the fair value of acquired customer relationships using a weighted average of the income. The income approach applies a fair value methodology based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, customer attrition, and determination of our weighted average cost of capital. If the carrying value of an intangible asset exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Refer to Note 7: Goodwill and Intangible Assets for further details regarding the tradename and customer relationship impairment charges recorded during the year ended September 30, 2023 and 2022. During the year ended September 30,2022, we recorded an impairment loss of $63,167 related to tradename, and $80,555 related to customer relationships, which are included in impairment expense within Operating expenses in our Consolidated Statement of Operations. After the noted impairments above, the Company had intangible assets related to the Dripkit tradename of $110,000 and $140,000, respectively, as of September 30, 2023 and 2022.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2023 and 2022.

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

The Company reviewed all recently issued pronouncements in 2023, but not yet effective, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial condition or the results of its operations.

3. LOANS

On April 1, 2019, the Company purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at September 30, 2023 and 2022 amounted to $4,753 and $12,692, respectively.

The remainder of the loan is due in fiscal year ending September 30, 2024 in the amount of $4,753.

4. GEOGRAPHIC CONCENTRATIONS

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis. The Company is organized in three geographical segments. The Company co-packs product for customers and produces and sells its products directly in North America and Korea. In fiscal year 2023, the Company had a minimally staffed office in Japan that provided support for import and export of product and materials between the U.S. and Japan, as well as investor relations support to our stockholders based in Japan; these functions are now supported by our personnel residing in the United States. Information about the Company’s geographic operations for the years ended September 30, 2023 and 2022 are as follows:

	Year Ended September 30, 2023	Year Ended September 30, 2022
Net Revenue:
North America	$1,757,968	$2,443,863
South Korea	1,590,863	665,299
	$3,348,831	$3,109,162

	September 30, 2023	September 30, 2022
Property and equipment, net:
North America	$184,763	$378,546
Japan	546	1,664
South Korea	124,246	144,865
	$309,555	$525,075

5. RELATED PARTY TRANSACTIONS

During the years ended September 30, 2023 and 2022, NuZee KR sold $648 and $8,117 of single serve pour over and coffee brew bag coffee products, respectively, to Mystery Golf Ltd., a company owned by the chief executive officer of NuZee KR.

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

On October 4, 2023, $35,500 was distributed to Dripkit investors in connection with the indemnity holdback.

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

7. GOODWILL AND INTANGIBLE ASSETS

Impairments

Goodwill

During the year ended September 30, 2022, we recorded a non-cash impairment charge of $531,412 related to goodwill, which was included in impairment expense within operating expenses in our Consolidated Statements of Operations. The charge was a result of our net book value being lower than our market capitalization. The remaining goodwill as of September 30, 2022 and 2023 was $0.

Identifiable life intangible assets

During the year ended September 30, 2022, we recorded non-cash impairment charges for the Dripkit tradename and acquired customer relationships of $80,555 and $63,167 which was included in impairment expense within operating expenses in our Consolidated Statements of Operations. The charge was primarily the result of a change in forecast related to estimated future revenue growth for Dripkit, sales channel mix, and estimated costs to support such growth, which had the effect of decreasing our forecast of estimated future cash flows. As of September 30, 2022 and 2023, the remaining tradename asset balance adjusting for impairment was $140,000 and $110,000, respectively and the customer relationship asset balance was fully written off as of September 30, 2022.

As of September 30, 2023, the Company’s intangible assets consisted of unamortized tradename asset of $110,000 which is being amortized over five years from the date of acquisition at a rate of $30,000 per year.

Amortization expense was $30,000 and $46,278 for the year ended September 30, 2023 and 2022.

Amortization expense for the next four fiscal years is as follows:

Tradename Amortization
2024	30,000
2025	30,000
2026	30,000
2027	20,000

Grand Total	$110,000

8. ISSUANCE OF EQUITY SECURITIES

On December 28, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Maxim Group LLC, as agent (the “Agent”), pursuant to which the Company could offer and sell, from time to time, shares of common stock through the Agent in “at-the-market-offerings”, as defined in Rule 415 under the Securities Act, having an aggregate offering price of up to $20,000,000. Pursuant to the Equity Distribution Agreement, the Company paid the Agent a commission rate, in cash, equal to 3.0% of the aggregate gross proceeds from each sale of shares of the Company’s common stock under the Equity Distribution Agreement. The offer and sale of shares under the Equity Distribution Agreement were made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248531) and the related prospectus. In the year ended September 30, 2022, the Company issued and sold 1,409 shares of common stock under the Equity Distribution Agreement, raising net proceeds of $95,256. In connection with such sales, the Company paid compensation to the Agent in the amount of $3,003. On August 5, 2022, the Company terminated the Equity Distribution Agreement. The Company’s consolidated statement of cash flows for the year ended September 30, 2022 includes write-off of stock issuance expenses of $368,783, which is included in Other expense in our consolidated statement of operations, in connection with the terminated Equity Distribution Agreement with the Agent.

On April 13, 2022, pursuant to Securities Act registration exemptions under Regulation S and/or Section 4(a)(2) of the Securities Act, the Company sold 25,279 units (the “2022 Units”), at a price of $70 per 2022 Unit for aggregate net proceeds of $1,649,736, with each 2022 Unit consisting of (a) one share of our common stock and (b) one warrant (each, a “2022 Warrant” and collectively, the “2022 Warrants”) to purchase one whole share of our common stock with an initial exercise price of $70 per share.

On August 10, 2022, the Company completed an underwritten public offering of 120,000 shares of common stock, pursuant to an Underwriting Agreement dated as of August 7, 2022 and a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-248531). The Company received aggregate net proceeds of approximately $2.5 million($2,656,460 of proceeds from issuance of common stock minus $135,592 of accrued stock issuance costs in our consolidated statement of cash flows for the year ended September 30, 2022), after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Restricted Shares

On August 11, 2023, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors granted to Randell Weaver, the Company’s newly appointed Chief Financial Officer, in connection with his employment agreement, an award of 6,000 restricted shares (the “Restricted Shares”) of the Company’s common stock under the 2023 Stock Incentive Plan. These Restricted Shares vested as follows: (i) 2,000 Restricted Shares shall vest upon the first anniversary of the commencement date; (ii) 2,000 Restricted Shares shall vest upon the second anniversary of the commencement date; and (iii) 2,000 Restricted Shares shall vest upon the third anniversary of the commencement date. The Company recognized common stock compensation expense of $3,751 for the year ended September 30, 2023 related to these Restricted Shares.

On March 15, 2023, the Company granted 58,619 performance-based restricted shares to executive officers, employees and consultants as part of the 2013 Stock Incentive Plan and the 2019 Stock Incentive Plan. 50% of the Performance-Based Restricted Shares would vest, if at all, in Fiscal Year 2023, based on the Company’s achievement of a specified amount of cash on hand, sales growth, increased gross margin, and reduced operating losses in Fiscal Year 2023, and the other 50% of the Performance-Based Restricted Shares will vest, if at all, in Fiscal Year 2024, based on performance metrics to be set by the Board in its sole and absolute discretion. The performance goals for Fiscal Year 2023 were not achieved and the Company recognized common stock compensation expense of $0 for the year ended September 30, 2023, related to these Restricted Shares.

Grant of Restricted Stock Awards to the Company’s Independent Board Members

On March 17, 2022, pursuant to the Company’s non-employee director compensation policy, the Compensation Committee (the “Committee”) of the Company’s Board of Directors (the “Board”) granted 674 restricted shares (the “Restricted Shares”) of the Company’s common stock to each of the Company’s five independent directors pursuant to the NuZee, Inc. 2013 Stock Incentive Plan. The restricted shares vested in full on the one-year anniversary of the grant date, March 17, 2023.

On March 22, 2023, the Company granted 4,398 Restricted Shares of the Company’s common stock to each of the Company’s five independent directors. The restricted shares are scheduled to vest in full on the one-year anniversary of the grant date, subject to each independent director’s continued service as a director of the Company.

The Company recognized common stock compensation expense of $134,755 and $176,775 in fiscal year ending September 30, 2022 and September 30, 2023, respectively.

Forfeiture of Restricted Shares

During the year ended September 30, 2023, 36,553 restricted shares were forfeited because of the termination of employment or performance goals not achieved.

Common Stock issued for services

On January 6, 2023, the Company issued 6,000 shares of common stock to a third-party unaffiliated professional services provider in exchange for certain consulting advice to be provided to the Company. The shares are valued using the closing stock price on the grant date and the Company recognized common stock compensation expense of $57,120 for the year ended September 30, 2023, related to these common stock shares.

On June 20, 2023, the Company issued 7,500 shares of common stock to a third-party unaffiliated professional services provider in exchange for certain consulting advice to be provided to the Company. The shares are valued using the closing stock price on the grant date and the Company recognized common stock compensation expense of $78,750 for the year ended September 30, 2023, related to these common stock shares.

Exercise of options

During the year ended September 30, 2022, 400 shares were issued upon the exercise of stock options, and the Company received $12,600 as part of this exercise.

9. STOCK OPTIONS AND WARRANTS

Options

During the fiscal year ended September 30, 2023, the Company granted 6,000 new stock options at an exercise price of $8.15 to an employee. These options shall vest and become exercisable 1/3 on each anniversary of the grant date. The options will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

During the fiscal year ended September 30, 2022, the Company granted 5,286 new stock options at an average exercise price of $45.85 to employees. For employees, these options shall vest and become exercisable (i) in the case of time-based options, generally as to 1/3 on each anniversary of the grant date, although different vesting patterns exist, or (ii) in the case of performance-based options (the “Performance-Based Options”), based on the Company’s or individual’s achievement of certain performance milestones established by the Compensation Committee for each fiscal year in the fiscal years ending September 30, 2023, 2024 and 2025. During the fiscal year ended September 30, 2022, the Company issued a total of 3,657 Performance-Based Options, which represents the maximum number of Performance-Based Options that may be earned if all performance milestones are achieved for the applicable performance periods.

The exercise price for the options issued in the year ended September 30, 2022 ranged from $10.96 - $75.60 per share. The options will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: expected volatility was based on the volatility of a peer group of companies for the years ended September 30, 2023 and 2022. For the year ended September 30, 2023 and 2022, the expected term of options granted was determined using the simplified method under SAB 107 which represents the mid-point between the vesting term and the contractual term. The risk-free rate is calculated using the U.S. Treasury yield curve and is based on the expected term of the option.

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the year ended September 30, 2023 and 2022, respectively:

For employees	September 30, 2023	September 30, 2022
Risk-free interest rate	4.39%	2.38-3.71%
Expected option life	6 years	6 years
Expected volatility	68.6%	68.2-70.5%
Expected dividend yield	0.00%	0.00%
Exercise price	$8.15	$ 0.31-$2.16

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $288,030 and $2,899,338, respectively, for the years ended September 30, 2023 and 2022. Unamortized option expense as of September 30, 2023, for all options outstanding amounted to approximately $108,672. These costs are expected to be recognized over a weighted-average period of 1.47 years.

During the year ended September 30, 2023, 23,192 stock options were forfeited because of termination of employment, expiration of options and performance conditions not met.

The following table summarizes stock option activity for the year ended September 30, 2023.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2022	113,650	$149.88	7.4	$1,207
Granted	6,000	8.15	9.88	-0-
Exercised	(-)	-	-	-
Expired	(3,343)	145.41	-	-
Forfeited	(19,849)	105.27	4.17	-
Outstanding at September 30, 2023	96,458	150.39	5.84	$-

Exercisable at September 30, 2023	72,429	$173.24	4.99	$-

During the year ended September 30, 2022, the Company issued 400 shares of common stock upon the exercise of outstanding stock options and 16,086 stock options were forfeited because of termination of employment, expiration of options and performance conditions not met.

The following table summarizes stock option activity for the year ended September 30, 2022.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2021	128,965	$165.55	8.4	$452,206
Granted	5,285	46.9
Exercised	(400)	31.50
Expired	(4,114)	679.70
Forfeited	(16,086)	109.20
Outstanding at September 30, 2022	113,650	149.88	7.4	$1,207

Exercisable at September 30, 2022	63,641	$150.65	6.5	$-

A summary of the status of the Company’s unvested options as of September 30, 2023 and 2022, are presented below:

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at September 30, 2021	82,057	$175.70
Granted	5,285	$29.40
Exercised	—	$—
Forfeited	(16,086)	$108.15
Vested	(21,247)	$213.85
Nonvested options at September 30, 2022	50,009	$154.24
Granted	6,000	$5.30
Exercised	-	$-
Forfeited	(19,849)	$104.41
Vested	(12,131)	$307.72
Nonvested options at September 30, 2023	24,029	$81.33

Warrants

2022 Warrants

On April 13, 2022, the Company sold 25,279 2022 Units, with each 2022 Unit consisting of (a) one share of our common stock and (b) one 2022 Warrant. Each 2022 Warrant entitles the holder to purchase one share of our common stock at an exercise price of $70.00 per share. The 2022 Warrants have a term of 5 years. Holders may exercise their 2022 Warrants on a “cashless” basis pursuant to a formula set forth in the form of 2022 Warrant.

The following table summarizes warrant activity for the year ended September 30, 2023:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2022	152,398	$158.24	3.7	$-
Issued
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2023	152,398	$158.24	2.65	-
Exercisable at September 30, 2023	152,398	$158.24	2.65	$-

The following table summarizes warrant activity for the year ended September 30, 2022:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2021	138,103	$174.30	4.5	$-
Issued	25,279	70.00
Exercised	(10,984)	157.85
Expired	-	-
Outstanding at September 30, 2022	152,398	$158.24	3.7	-
Exercisable at September 30, 2022	152,398	$158.24	3.7	$-

In the year ended September 30, 2022, we issued 10,984 shares of common stock related to exercises of 2021 Warrants, including 10,869 shares of common stock issued upon exercise of 10,869 Series A Warrants and 115 shares of common stock issued upon exercise of 230 Series B Warrants. In connection with such exercises, in the year ended September 30, 2022, we received aggregate net proceeds of $1,702,596.

10. INCOME TAX

The company recorded $0 income tax expense for the years ended September 30, 2023 and 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company will have tax losses available to be applied against future years’ income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for deferred income tax assets. Cumulative net operating loss carry forward is $45,340,996 and $37,663,761 as of September 30, 2023 and 2022, respectively, and will begin expiring in 2033. Utilization of these NOLs might be subject to various limitations such as the IRC Section 382 limitation and the 80% taxable income limitation. A full study of the NOL limitations has not been completed yet.

The earliest tax year which remains open to examination is 2020.

The Company used statutory blended tax rates of 28%, 11% and 33.58% for its deferred tax assets that arose in the US, Korea, and Japan respectively.

Deferred tax assets consisted of the following as of September 30, 2023 and 2022:

	2023	2022
Net Operating Losses	12,413,540	$10,263,914
Stock based compensation	5,944,806	5,775,567
Fixed assets and intangible assets	21,071	168,498
Total deferred tax assets	18,379,417	$16,207,979
Valuation Allowance	(18,379,417)	$(16,207,979)
Deferred tax assets net of valuation allowance	-	$-

11. CONTINGENCIES

Steeped, Inc. Litigation

On January 27, 2023, Steeped, Inc. d/b/a Steeped Coffee (“Steeped”) filed a complaint against the Company in the Superior Court of California, Santa Cruz County (Case No. 23CV00234) (the “Steeped Litigation”). The Steeped Litigation relates to Steeped’s claim that the Company breached a 2021 settlement agreement that resolved Steeped’s 2019 trademark infringement case against the Company. The earlier case involved Steeped’s purported trademark protection for “steeped coffee” and related phrases.

Steeped’s operative complaint in the pending Steeped Litigation alleges breach of contract, intentional interference with contractual relations, intentional interference with prospective economic advantage, and fraud in the inducement of contract. Plaintiff seeks a trial by jury and relief in the form of a permanent injunction for use of “Steep Coffee” or any confusingly similar variant of “STEEPED COFFEE”; the impoundment and destruction of allegedly violating packaging materials and/or finished goods; a final judgment for all profits derived from the Company’s allegedly unlawful conduct, actual damages, damages to the Plaintiff’s reputation and goodwill among its customers and partners; and reasonable attorneys’ fees and costs. NuZee answered Steeped’s complaint with a general denial and asserted twenty-five affirmative defenses. Discovery in the case is ongoing and no trial date has been set.

The Company believes it has basis to defend the claims in the Steeped Litigation, however, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in any defense or counterclaim.

Curtin Litigation

On January 6, 2023, a former employee of the Company, Rosaline Curtin (“Ms. Curtin”), filed a complaint against the Company and another former employee of the Company, Jose Ramirez (“Mr. Ramirez”), in the Superior Court of California, County of San Diego (Case No. 37-2023-00000841-CU-WT-NC) (the “Curtin Complaint”). The Curtin Complaint alleges that Ms. Curtin was subject to harassment by her supervisor, Mr. Ramirez, and gender discrimination throughout her employment, that she reported this discrimination and harassment to the Company, and that the Company retaliated against her and wrongfully terminated her for whistleblowing and failed to prevent discrimination, harassment, and retaliation. The Curtin Complaint seeks compensatory damages, including loss of past, present and future earnings, and benefits, as well as punitive damages, penalties, attorney’s fees and costs and interest. The Company has responded to the complaint on behalf of the Company and Mr. Ramirez and prevailed on December 22, 2023, prevailed on its motion to compel. We expect Ms. Curtin to initiate arbitration proceedings in January 2024. We believe the allegations set forth in the Curtin Complaint are without merit and intend to defend vigorously against the allegations. However, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in its defense.

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

12. SUBSEQUENT EVENTS

New Operating Lease

Effective January 1, 2024, we entered into a new lease in Carlsbad, California for additional office space. The lease term is two years and initial monthly rents are approximately $5,760 per month plus common area expenses.

Registered Offering

The Company offered in an underwritten public offering (the “Offering”), 425,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), at a price to the public of $3.00 per share of Common Stock (the “Offering Price”). The Offering was made pursuant to a shelf registration statement filed with and declared effective by the Securities and Exchange Commission (the “SEC”) (Registration No. 333-274818), a base prospectus, dated October 5, 2023, included as part of the registration statement, and a prospectus supplement, dated October 17, 2023.

On October 18, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC, as the sole book-running manager and underwriter (the “Underwriter”), relating to the Offering. Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to 63,750 additional shares of Common Stock at the Offering Price, less underwriting discounts and commissions. The Company received approximately $1.0 million in net proceeds from the Offering, after deducting underwriting discounts and commissions and other estimated Offering expenses payable by the Company. In addition, on December 5, 2023, the Underwriter utilized its option to purchase additional shares of Common Stock resulting in additional net proceeds of $178,000 after deducting underwriting discounts and commissions.

Private Placement

On November 9, 2023, the Company issued in a private placement to an accredited investor (“Shareholder”) 46,800 shares of Common Stock, together with warrants to purchase a total of approximately 5,200 shares of Common Stock at an exercise price of $2.77 per share (collectively, the “Subscription Shares”) in accordance with the terms of a Subscription Agreement and common stock purchase warrant. The warrants have a five year term and are exercisable upon the six-month anniversary of the original issuance date. The Subscription Shares were issued with a purchase price of $129,683.

