Form 10-Q
period 2023-12-31
NuZee, Inc.
filed 2024-05-06
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Yes ☐ No ☒

As of April 26, 2024, the registrant had 1,298,414 shares of common stock outstanding.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in the section of our Annual Report on Form 10-K filed with the SEC on January 16, 2024, titled “Risk Factors” and sections of this report that describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

Item 1. Financial Statements

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2023	September 30, 2023
ASSETS
Current assets:
Cash	$432,154	$1,373,101
Accounts receivable, net	1,129,500	586,878
Inventories, net	1,253,646	998,070
Prepaid expenses and other current assets	389,614	418,200
Total current assets	3,204,914	3,376,249

Property and equipment, net	584,119	309,555

Other assets:
Right-of-use asset - operating lease	440,711	403,258
Investment in unconsolidated affiliate	160,208	162,259
Intangible assets, net	102,500	110,000
Other assets	80,374	79,677
Total other assets	783,793	755,194

Total assets	$4,572,826	$4,440,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,534,408	$1,903,923
Current portion of long-term loan payable	2,732	4,753
Current portion of lease liability - operating lease	345,045	216,128
Current portion of lease liability - finance lease	18,251	26,048
Deferred income	305,432	379,795
Other current liabilities	30,478	25,756

Total current liabilities	3,236,346	2,556,403

Non-current liabilities:
Lease liability - operating lease, net of current portion	34,831	162,301
Lease liability - finance lease, net of current portion	-	-
Loan payable - long term, net of current portion	-	-
Other noncurrent liabilities	315,210	47,937
	350,041	210,238

Total liabilities	$3,586,387	$2,766,641

Stockholders’ equity:
Common stock; 200,000,000 shares authorized, $0.00001 par value; 1,284,194 and 748,644 shares issued and outstanding as of December 31, 2023, and September 30, 2023, respectively	13	8
Additional paid in capital	76,344,123	74,925,843
Accumulated deficit	(75,520,598)	(73,371,987)
Accumulated other comprehensive income	162,901	120,493
Total stockholders’ equity	986,439	1,674,357

Total liabilities and stockholders’ equity	$4,572,826	$4,440,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Revenues, net	$1,353,986	$1,136,348
Cost of sales	1,178,707	1,060,816
Gross profit	175,279	75,532

Operating expenses	2,318,234	2,277,200
Loss from operations	(2,142,955)	(2,201,668)

Loss from equity method investment	(2,051)	(1,823)
Other income	47,011	50,737
Other expense	(50,100)	(35,790)
Interest income (expense), net	(516)	5,338
Net loss	$(2,148,611)	$(2,183,206)
Basic and diluted loss per common share	$(1.84)	$(3.23)

Basic and diluted weighted average number of common stock outstanding	1,168,221	676,422

The accompanying notes are an integral part of these unaudited consolidated financial statements.

5

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NuZee, Inc.
For the three months ended December 31	2023	2022
Net loss	$(2,148,611)	$(2,183,206)

Foreign currency translation	42,408	115,583
Total other comprehensive income net of tax	42,408	115,583
Comprehensive loss	$(2,106,203)	$(2,067,623)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	Income	Total

Balance September 30, 2023	748,644	$8	$74,925,843	$(73,371,987)	$120,493	$1,674,357

Common Stock issued for cash	488,750	5	1,277,113	-	-	1,277,118
Stock option expense	-	-	11,505	-	-	11,505
Issued private placement	46,800	-	129,662	-	-	129,662
Other comprehensive income	-	-	-	-	42,408	42,408
Net loss	-	-	-	(2,148,611)	-	(2,148,611)
Balance December 31, 2023	1,284,194	$13	$76,344,123	$(75,520,598)	$162,901	$986,439

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance September 30, 2022	676,229	$7	$74,281,418	$(64,622,520)	$83,894	$9,742,799
Stock option expense	-	-	197,108	-	-	197,108
Restricted stock compensation	-	-	62,839	-	-	62,839
Round-up shares issued in reverse split	8,859	-	-	-	-	-
Other comprehensive income	-	-	-	-	115,583	115,583
Net loss	-	-	-	(2,183,206)	-	(2,183,206)
Balance December 31, 2022	685,088	$7	$74,541,365	$(66,805,726)	$199,477	$7,935,123

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2023	December 31, 2022

Operating activities:
Net loss	$(2,148,611)	$(2,183,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,980	73,805
Noncash lease expense	68,372	73,103
Stock option expense	11,505	197,108

Restricted stock compensation	-	62,839
Bad debt expense	-	65,608
Loss from equity method investment	2,051	1,823
Change in operating assets and liabilities:
Accounts receivable	(542,622)	(374,253)
Inventories	(255,576)	(141,906)
Prepaid expenses and other current assets	(88,033)	171,509
Other assets	(697)	(14,017)
Accounts payable	702,295	348,947
Deferred income	(74,363)	(21,684)
Lease liability – operating lease	(104,378)	(78,046)
Accrued expenses and other current liabilities	(67,088)	(105,931)
Other non-current liabilities	120,999	10,855
Net cash used in operating activities	(2,336,166)	(1,913,446)

Investing activities:
Purchase of equipment	(307,044)	(16,514)
Net cash used in investing activities	(307,044)	(16,514)

Financing activities:
Repayment of loans	(2,021)	(1,968)
Repayment of finance lease	(7,797)	(6,889)
Proceeds from private placement	129,662	-
Proceeds from equipment finance	262,893	-
Proceeds from issuance of common stock, ATM offering, net of issuance cost	1,099,254	-
Proceeds from exercise of options	177,864	-
Net cash provided by (used in) financing activities	1,659,855	(8,857)

Effect of foreign exchange on cash	42,408	115,583
Net change in cash	(940,947)	(1,823,234)
Cash, beginning of period	1,373,101	8,315,053
Cash, end of period	$432,154	$6,491,819

Supplemental disclosure of cash flow information:
Cash paid for interest	$782	$1,474
Cash paid for taxes	1,288	-

Non-cash transactions:
ROU assets and liabilities added during the period	$105,825	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2023

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of NuZee, Inc. (together with its subsidiaries, referred to herein as the “Company”, “we” or “NuZee”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 as filed with the SEC on January 16, 2024. In the opinion of management, all adjustments, consisting of recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the Annual Report on Form 10-K for the year ended September 30, 2023, have been omitted.

Principles of Consolidation

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, balances and transactions have been eliminated upon consolidation.

The Company has two wholly owned international subsidiaries in NuZee KOREA Ltd. “NuZee KR”) and NuZee Investment Co., Ltd. “NuZee INV”).

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

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2023 and December 31, 2022, the total number of common stock equivalents was 1,284,194 and 262,030, respectively, and composed of stock options and warrants. The Company incurred a net loss for the three months ended December 31, 2023 and 2022, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Going Concern and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital and the commercialization and manufacture of its single serve coffee products. The Company has grown revenues from its principal operations; however, there is no assurance of future revenue growth similar to historical levels. As of December 31, 2023, the Company had cash of $432,154 and working capital of $85,187. However, the Company has not attained profitable operations since inception. The accompanying consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. The Company has had limited revenues, recurring losses and an accumulated deficit. These items raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations and to raise additional capital for the further development and marketing of the Company’s products and business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents for the three months ended December 31, 2023 and 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may or may not maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company had $58,636 of allowance for doubtful accounts as of December 31, 2023 and $58,636 allowance for doubtful accounts as of September 30, 2023.

Major Customers

In the three months ended December 31, 2023 and 2022, revenue was primarily derived from major customers disclosed below.

Three months ended December 31, 2023:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer CL	$577,420	43%	$552,587	49%

Three months ended December 31, 2022:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer CL	$331,211	29%	$340,534	52%

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

In May 2022, the Company renewed the office and manufacturing space in Vista, California which was scheduled to expire on January 31, 2023, through March 31, 2025. The lease has a monthly base rent of $8,451, plus common area expenses. Along with the extension, we leased an additional 1,796 square feet that has a monthly base rent of $2,514 through March 31, 2025. We extended our sub-leased property in Vista, California, through January 31, 2023. The lease has a monthly rent of $2,111 and has been calculated as a ROU Asset co-terminus with the direct-leased property. The Company leased a new larger office and manufacturing space in Seoul, Korea beginning November 15, 2021, through November 15, 2024. The lease has a monthly expense of $7,040. Accordingly, we have added ROU assets and lease liabilities related to those leases at December 31, 2023.

As of December 31, 2023, our operating leases had a weighted average remaining lease term of 0.8 year and a weighted-average discount rate of 5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2023	$403,258
ROU Asset added during the period	105,825
Amortization during the period	(68,372)
ROU Asset – December 31, 2023	$440,711

Lease Liability – October 1, 2023	$378,429
Lease Liability added during the period	105,825
Amortization during the period	(104,378)
Lease Liability – December 31, 2023	$379,876

Lease Liability – Short-Term	$345,045
Lease Liability – Long-Term	34,831
Lease Liability – Total	$379,876

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2023:

Amounts due within twelve months of December 31,

2024	$227,943
2025	88,430
Total Minimum Lease Payments	316,373
Less Effect of Discounting	63,503
Present Value of Future Minimum Lease Payments	379,876
Less Current Portion of Operating Lease Liabilities	345,045
Long-Term Operating Lease Liabilities	$34,831

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month through June 2024. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,500 for the purchase of this equipment. This transaction was accounted for as a financing lease. As of December 31, 2023, our financing lease had a remaining lease term of 0.3 years and a discount rate of 12.75%. The interest expense on finance lease liabilities for the year ended December 31, 2023 was $782.

The table below summarizes future minimum finance lease payments at December 31, 2023 for the twelve months ended December 31:

2024	$19,315
2025	-
Total Minimum Lease Payments	19,315
Amount representing interest	(1,064)
Present Value of Minimum Lease Payments	18,251
Current Portion of Finance Lease Obligations	18,251
Finance Lease Obligations, Less Current Portion	$-

Lease expenses included in operating expense for the three months ended December 31, 2023, and 2022 was $43,756 and $91,119, respectively. Lease expense, which represents sublease expense included in other expense for the three months ended December 31, 2023 and 2022 was $49,195 and $31,956, respectively.

Cash and non-cash activities associated with the leases for the three months ended December 31, 2023, are as follows:

Operating cash outflows from operating leases:	$80,761
Operating cash outflows from finance lease:	$782
Financing cash outflows from finance lease:	$7,797

In September 2020, we subleased the space at 1700 Capital Avenue in Plano, Texas, effective October 1, 2020 under favorable terms that are co-terminus with the original lease ending June 30, 2024. During the three months ended December 31, 2023, we recognized sublease income of $46,832 pursuant to the sublease included in other income on our financial statements. Future minimum lease payments to be received under that sublease as of December 31, 2023, for year ended December 31 are as follows:

2024	$64,918
Total	$64,918

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustment attributable to NuZee, Inc. recorded to other comprehensive income amounted to $42,408 and $115,583 for the three months ended December 31, 2023 and 2022, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and consolidated statements of operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption Gain (loss) from equity method investment in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reflected in the caption “Investment in unconsolidated affiliate in the Company’s consolidated balance sheets.

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

The Company accounts for NLA using the equity method of accounting since the management of day-to-day operations at NLA ultimately lies with the Company’s joint venture partner as the operations of NLA are based in its partners facilities as well as our partner appoints the Chairman of the joint Board. As of December 31, 2023, the activity in NLA consisted of the contribution of two machines as described above and other start up and initial sales and marketing related activities. $2,051 and $1,823 of losses were recognized under the equity method of accounting for the three months ended December 31, 2023 and December 31, 2022, respectively.

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

For the three months ended December 31, 2023 and 2022, the Company had no sales allowances for estimated chargebacks and returns, respectively. Revenue recognized is net of sales allowances.

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

Selling, General and Administrative Expense

Selling, general and administrative expense (SG&A) is primarily comprised of personnel costs, sales and marketing expenses, depreciation and amortization, insurance expenses, legal and professional services fees, travel and office expenses, and facilities costs. In some situations, the Company covers shipping fees for delivering customer orders, and the shipping and handling expenses are recorded under operating expenses in the consolidated statements of operations.

Other Expense

Other expense of $ 50,100 and $ 35,790 for the three months ended December 31, 2023 and 2022, respectively, primarily includes write off of deferred financing costs and sublease expense.

Prepaid expenses and other current assets

Prepaid expenses and other current assets for the three months ended December 31, 2023 and September 30, 2023 is as follows:

	December 31, 2023	September 30, 2023
Prepaid expenses and other current assets	$389,614	$418,200

The Prepaid expenses and other current assets balance of $389,614 as of December 31, 2023 primarily consists of prepaid rent, prepaid insurance, a retainer for professional services, and deferred offering costs. The balance of $418,200 as of September 30, 2023 primarily consists of prepaid insurance, deposits on inventory purchases, and rent.

Inventory

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At December 31, 2023 and September 30, 2023, the carrying value of inventory of $1,253,646 and $998,070 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	December 31, 2023	September 30, 2023
Raw materials	$1,225,534	$982,626
Finished goods	$28,112	15,444
Total	$1,253,646	$998,070

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. The Company generally depreciates property and equipment on a straight-line basis over the estimated useful lives of the assets after the assets are placed in service except for NuZee KR which uses the declining balance method. Office equipment is depreciated over a 3-year life, furniture over a 7-year life, and other equipment over a 5-year life. Depreciation expense for the three months ended December 31, 2023 and 2022 was $ 32,480 and $ 66,305, respectively. Repair and maintenance costs are expensed as incurred. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment that exceed $1,000 are capitalized. Property and equipment as of December 31, 2023 and September 30, 2023 consist of:

	December 31, 2023	September 30, 2023
Machinery & Equipment	2,253,784	1,895,859
Vehicles	78,378	73,980
Leasehold Improvements	-	-
Less - Accumulated Depreciation	(1,748,043)	(1,660,284)
Net Property and Equipment	$584,119	$309,555

The Company is required to make deposits or prepayments and progress payments on equipment purchases before the Company receives possession and title. As a result, the Company accounts for such payments as Other Assets until it has possession at which time the equipment is recorded as Property and Equipment. There were no such deposits as of December 31, 2023 or September 30, 2023.

Loans

On April 1, 2019, the Company purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at December 31, 2023 and September 30, 2023 amounted to $2,732 and $4,753, respectively.

The remainder of the loan is due in fiscal year ending December 31, 2024 in the amount of $2,732.

Other noncurrent liabilities

On October 12, 2023, the Company entered into a finance agreement with a lender for the purchase of packaging equipment with future payments of $262,893 (net of deferred financing costs) which amount is included in other noncurrent liabilities. The packaging equipment is expected to be delivered in the third quarter of fiscal 2024 at which time it will be placed into service.

2. GEOGRAPHIC CONCENTRATION

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis. The Company is organized in three geographical segments. The Company co-packs product for customers and produces and sells its products directly in North America and Korea. The Company previously had a minimally staffed office in Japan that provided support for import and export of product and materials between the U.S. and Japan, as well as investor relations support to its stockholders based in Japan; these functions are now supported by the Company’s personnel residing in the United States. Information about the Company’s geographic operations for the three months ended December 31, 2023, and 2022 are as follows:

Geographic Concentration

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Net Revenue:
North America	$965,932	$665,741
South Korea	388,054	470,607
	$1,353,986	$1,136,348

Property and equipment, net:	As of December 31, 2023	As of September 30, 2023
North America	$464,112	$184,763
Japan	496	546
South Korea	119,511	124,246
	$584,119	$309,555

3. INTANGIBLE ASSETS

Identifiable life intangible assets

As of December 31, 2023, the Company’s intangible assets consisted of unamortized tradename asset of $102,500 which is being amortized over five years from the date of acquisition at a rate of $30,000 per year.

Amortization expense was $7,500 and $7,500 for the three months ended December 31, 2023 and 2022.

Amortization expense for the next four fiscal years is as follows:

Tradename Amortization
2024	22,500
2025	30,000
2026	30,000
2027	20,000
Grand Total	102,500

4. ISSUANCE OF EQUITY SECURITIES

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

On October 18, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC, as the sole book-running manager and underwriter (the “Underwriter”), relating to the Offering. Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to 63,750 additional shares of Common Stock at the Offering Price, less underwriting discounts and commissions. The Company received approximately $1.0 million in net proceeds from the Offering, after deducting underwriting discounts and commissions and other estimated Offering expenses payable by the Company. In addition, on December 5, 2023, the Underwriter utilized its option to purchase additional shares of Common Stock resulting in additional net proceeds of approximately $178,000 after deducting underwriting discounts and commissions.

Private Placement

On November 9, 2023, the Company issued in a private placement to an accredited investor (“Shareholder”) 46,800 shares of Common Stock, together with warrants to purchase a total of approximately 5,200 shares of Common Stock at an exercise price of $2.77 per share (collectively, the “Subscription Shares”) in accordance with the terms of a Subscription Agreement and common stock purchase warrant. The warrants have a five year term and are exercisable upon the six-month anniversary of the original issuance date. The Subscription Shares were issued with a purchase price of $129,662.

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

The Company recognized common stock compensation expense of $11,505 and $ 62,839 in the three months ending December 31, 2023 and 2022, respectively.

The following table summarizes the restricted common shares activities for the three months ended December 31, 2023 and 2022:

	2023	2022
Number of shares outstanding at September, 2023 and 2022	50,056	3,370
Restricted shares granted	-	-
Restricted shares forfeited	(4,300)	-
Restricted shares vested	-	-
Number of shares outstanding at December 31, 2023 and 2022	45,756	3,370

During the three months ended December 31, 2023, 4,300 restricted shares were forfeited because of the termination of employment or performance goals not achieved.

5. STOCK OPTIONS AND WARRANTS

Options

During the three months ended December 31, 2023, the Company granted no new stock options.

During the three months ended December 31, 2023, 7,993 stock options were forfeited because of termination of employment, expiration of options and performance conditions not met.

The following table summarizes stock option activity for the three months ended December 31, 2023.

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2023	96,458	$150.39	5.84	$-
Forfeited and expired	(7,993)	107.93	.22	-
Outstanding at December 31, 2023	88,465	$154.23	5.83	$-
Exercisable at December 31, 2023	65,782	$179.28	5.03	$-

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $11,505 and $197,108 for the three months ended December 31, 2023 and 2022, respectively. Unamortized option expense as of December 31, 2023, for all options outstanding amounted to $68,000. These costs are expected to be recognized over a weighted average period of 1.34 years.

A summary of the status of the Company’s nonvested options as of December 31, 2023, is presented below:

Nonvested options

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at September 30, 2023	24,029	$80.73
Granted	-	-
Forfeited	(1,334)	48.35
Vested	(12)	587.65
Nonvested options at December 31, 2023	22,683	$82.37

Warrants

During the three months ended December 31, 2023, the Company granted no new warrants to purchase shares of common stock and did not issue any shares upon the exercise of outstanding warrants to purchase shares of common stock.

The following table summarizes warrant activity for the three months ended December 31, 2023:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2023	152,398	$158.24	2.65	$-
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2023	152,398	$158.24	2.65	-
Exercisable at December 31, 2023	152,398	$158.24	2.65	$-

6. CONTINGENCY

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

On January 16, 2024, a mediation hearing was held. After the close of business, the mediator suggested a settlement amount of $500,000 which both parties agreed to accept. While the amount was agreed to, a payment schedule was not agreed on. Negotiations between the parties to establish an acceptable payment schedule are ongoing. The settlement amount is accrued in the financial statements as of December 31, 2023 and is included in current liabilities.

Curtin Litigation

On January 6, 2023, a former employee of the Company, Rosaline Curtin (“Ms. Curtin”), filed a complaint against the Company and another former employee of the Company, Jose Ramirez (“Mr. Ramirez”), in the Superior Court of California, County of San Diego (Case No. 37-2023-00000841-CU-WT-NC) (the “Curtin Complaint”). The Curtin Complaint alleges that Ms. Curtin was subject to harassment by her supervisor, Mr. Ramirez, and gender discrimination throughout her employment, that she reported this discrimination and harassment to the Company, and that the Company retaliated against her and wrongfully terminated her for whistleblowing and failed to prevent discrimination, harassment, and retaliation. The Curtin Complaint seeks compensatory damages, including loss of past, present and future earnings, and benefits, as well as punitive damages, penalties, attorney’s fees and costs and interest. The Company has responded to the complaint on behalf of the Company and Mr. Ramirez and prevailed on December 22, 2023, prevailed on its motion to compel. Arbitration proceedings have been initiated, and the parties have agreed on an arbitrator. A date for the arbitration hearing has not yet been scheduled. We believe the allegations set forth in the Curtin Complaint are without merit and intend to defend vigorously against the allegations. However, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in its defense.

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

7. SUBSEQUENT EVENTS

New Operating Lease

Effective January 1, 2024, we entered into a new lease in Carlsbad, California for additional office space. The lease term is two years and initial monthly rents are approximately $5,760 per month plus common area expenses.

Notice

On January 23, 2024, the Company received a notice (the “Notice”) from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that the Company’s stockholders’ equity as reported in its Annual Report on Form 10-K for the period ended September 30, 2023 (“Form 10-K”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholders’ equity be at least $2,500,000. In its Form 10-K, the Company reported stockholders’ equity of $1,674,357, and, as a result, does not currently satisfy Nasdaq Marketplace Rule 5550(b)(1). The Notice has no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company had 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). The Company timely submitted a plan to regain compliance. On April 9, 2024 Nasdaq granted the Company an extension of time to regain compliance through June 14, 2024. The Company must furnish to the SEC and Nasdaq a publicly available report (e.g. a Form 8-K) which report, among other things must include a description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing. After filing the publicly available report described above, if the Company fails to evidence compliance upon filing its periodic report for June 30, 2024 (or the periodic report for September 30, 2024, if Nasdaq determines to provide a further extension), the Company may be subject to delisting. In the event the Company does not satisfy these terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Listing Qualifications Panel.

Private Placement

On January 30 2024, the Company issued in a private placement to an accredited investor 14,220 shares of Common Stock, together with warrants to purchase a total of approximately 1,279 shares of Common Stock at an exercise price of $2.11 per share (collectively, the “Subscription Shares”) in accordance with the terms of a Subscription Agreement and common stock purchase warrant. The warrants have a five year term and are exercisable upon the six-month anniversary of the original issuance date. The Subscription Shares were issued with a purchase price of $30,004.

On April 30, 2024, the Company issued convertible notes to two investors in the amount of $320,000. The notes are convertible into 221,147 shares of common stock at a conversion price of $1.447 and bear interest at an annual rate of 7%. In addition, the Company has authorized the issuance of warrants to purchase up to the number of securities into which the notes may be converted under terms spelled out in the note and warrant agreement.

Financing Agreement

On March 1, 2024 the Company entered into a financing agreement to sell future receipts in the amount of $246,000 in exchange for an immediate cash payment of $200,000. The future receipts are being repaid on a biweekly basis at the rate of $9,460 every two weeks with payment in full after 26 biweekly payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a specialty coffee and technologies company and, we believe, a leading co-packer of single-serve pour over coffee in the United States, as well as a preeminent co-packer of coffee brew bags, which is also referred to as tea-bag style coffee. In addition to our single-serve pour over and coffee brew bag coffee products, we have expanded our product portfolio to offer a third type of single-serve coffee format, DRIPKIT pour over products, as a result of our acquisition of substantially all of the assets of Dripkit, Inc. (“Dripkit”). Our DRIPKIT pour over format features a large-size single-serve pour over pack that sits on top of the cup and delivers in our view a barista-quality coffee experience to customers in the United States, Canada, and Mexico. Our mission is to leverage our position as a co-packer at the forefront of the North American single-serve coffee market to revolutionize the way single-serve coffee is enjoyed in the United States. Recently, we further expanded our product offerings to include bagged coffees for existing single-serve customers as well as a new licensing relationship with Stone Brewing which will include both bagged and single-serve format coffee products. We believe this expansion will allow us to increase manufacturing efficiency and better serve our customers and the market. While the United States is our core market, we also have manufacturing and sales operations in Korea and a joint venture in Latin America.

We believe we are the only commercial-scale producer within the North American market that has the dual capacity to pack single-serve pour over and brew bag coffee. We intend to leverage our position to become the commercial coffee producer of choice and aim to become the preeminent leader for coffee companies seeking to enter into and grow within the single-serve coffee market in North America. With our single-serve pour over and brew bag coffee we are paid per-package based on the number of single-serve coffee products produced by us. With our bagged coffee products, we will be paid based on the number of completed bags delivered. Accordingly, we consider a portion of our business model to be a form of tolling arrangement, as we receive a fee for almost every single-serve coffee product our co-packing customers sell in the North American and Korean markets. Under the single-1serve model, our risk related to owning and managing inventory is limited. With our bagged coffees and the Stone Brewing licensing relationship, we will manage the production and related inventory which will involve increased risk levels.

We may also consider co-packaging other products that are complementary to our current product offerings and provide us with deeper access to our customers. In addition, we are continually exploring potential strategic partnerships, co-ventures, and mergers, acquisitions, or other transactions with existing and future business partners to generate additional business, drive growth, reduce manufacturing costs, expand our product portfolio, enter into new markets, and further penetrate the markets in which we currently operate. Our goal is to continue to expand our product portfolio to raise our visibility, consumer awareness and brand profile.

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

For the three months ended December 31, 2023, net revenues attributable to our operations in North America totaled $965,932 compared to $665,741 of net revenues attributable to our operations in North America during the three months ended December 31, 2022. Additionally, as of December 31, 2023, $464,112 of our property and equipment, net was attributable to our North American operations, compared to $184,763 attributable to our North American operations as of September 30, 2023.

For the three months ended December 31, 2023, net revenues attributable to our operations in Asia totaled $388,054 compared to $470,607 of net revenues attributable to our operations in Asia during the three months ended December 31, 2022. Additionally, as of December 31, 2023, $120,007 of our property and equipment, net was attributable to our Asian operations, compared to $146,529 attributable to our Asian operations as of September 30, 2023.

Results of Operations

During the three months ended December 31, 2023, we began selling and shipping bagged coffee products for our largest customer in addition to the single-serve products we had been selling and shipping to them. Our results for this quarter were positively influenced by these shipments, many of which were initial pipeline fills for new distribution. We do not expect the quarterly revenues for the three months ended December 31, 2023 to be indicative of future quarters. It is too early to project the market acceptance of these products or the rates of reorder, if any, from our customer.

Our results of operations for the three months ended December 31, 2023 are influenced by the aforementioned transactions.

Comparison of three months ended December 31, 2023 and 2022

Revenue

	Three months ended December 31,		Change
	2023	2022	Dollars	%
Revenue	$1,353,986	$1,136,348	$217,638	19%

For the three months ended December 31, 2023, our revenue increased by $217,638, or approximately 19%, compared with the three months ended December 31, 2022. This increase was primarily related to increased revenue in the US, due to volume of sales increase with our major customers.

Cost of sales and gross margin

	Three months ended December 31,		Change
	2023	2022	Dollars	%
Cost of sales	$1,178,707	$1,060,816	$117,891	11%
Gross profit (loss)	175,279	$75,532	$99,747	132%
Gross profit (loss) %	13%	7%

For the three months ended December 31, 2023, we generated a total gross profit of 175,279 from sales of our products and co-packing services, compared to a total gross profit of $75,532 for the three months ended December 31, 2022. The gross margin rate was 13% for the three months ended December 31, 2023, and 7% for the three months ended December 31, 2022. The increase is primarily attributable to a decrease in production salaries and temporary labor.

Operating Expenses

	Three months ended December 31,		Change
	2023	2022	Dollars	%
Operating Expenses	$2,318,234	$2,277,200	$41,034	2%

For the three months ended December 31, 2023, the Company’s operating expenses totaled $2,318,234 compared to $2,277,200 for the three months ended December 31, 2022, representing a 2% increase. This increase is primarily attributable to an increase of supply expense.

Net Loss

	Three months ended December 31,		Change
	2023	2022	Dollars	%
Net Loss	$2,148,611	$2,183,206	$(34,595)	-2%

For the three months ended December 31, 2023, we generated a net loss of $2,148,611 compared to a net loss of $2,183,206 for the three months ended December 31, 2022. This decrease in net loss is primarily attributable to lower stock-based compensation expense.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of December 31, 2023, we had an accumulated deficit of approximately $76 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses because of the costs associated with operating as an exchange-listed public company. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

As of December 31, 2023, we had a cash balance of approximately $0.4 million. Considering our current cash resources and our current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations for at least twelve months from January 12, 2024. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. A reduction in consumer demand for, or revenues from the sale of, our coffee products could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected revenues from sales of our coffee products, may change as a result of many factors currently unknown to us.

During the three months ended December 31, 2023, we issued no shares of common stock related to exercises of 2021 Warrants (as defined below) and received no proceeds from the exercise of warrants.

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

Contractual Obligations

Our significant contractual cash requirements as of December 31, 2023, primarily include payments for operating and finance lease liabilities and principal and interest on loans. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of December 31, 2023, we had payments for lease and loan obligations of approximately $ 400,859 of which $ 366,028 are payable within 12 months as of December 31, 2023. We had no purchase obligations as of December 31, 2023.

Summary of Cash Flows

	Three Months Ended December 31,
	2023	2022
Cash used in operating activities	$(2,336,166)	$(1,913,446)
Cash used in investing activities	$(307,044)	$(16,514)
Cash provided by (used in) financing activities	$1,659,855	$(8,857)
Effect of foreign exchange on cash	$42,408	$115,583
Net change in cash	$(940,947)	$(1,823,234)

Operating Activities

We used $2,336,166 and $1,913,446 of cash in operating activities during the three months ended December 31, 2023, and 2022, respectively, principally to fund our operations.

Investing Activities

We used $307,044 and $16,514 of cash in investing activities during the three months ended December 31, 2023 and 2022, respectively. Cash used in 2022 was principally for the purchase of equipment.

Financing Activities

Historically, we have funded our operations through the issuance of our equity securities.

Cash provided by financing activities of $1,659,855 for the three months ended December 31, 2023 was primarily related to the issuance of equity securities. Cash used in financing activities of $8,857 for the three months ended December 31, 2022 was primarily related to repayments on loans and leases.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended December 31, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on January 16, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 16, 2024, a mediation hearing was held. After the close of business, the mediator suggested a settlement amount of $500,000 which both parties agreed to accept. While the amount was agreed to, a payment schedule was not agreed on. Negotiations between the parties to establish an acceptable payment schedule are ongoing. The settlement amount is accrued in the financial statements as of December 31, 2023 and is included in current liabilities

Curtin Litigation

On January 6, 2023, a former employee of the Company, Rosaline Curtin (“Ms. Curtin”), filed a complaint against the Company and another former employee of the Company, Jose Ramirez (“Mr. Ramirez”), in the Superior Court of California, County of San Diego (Case No. 37-2023-00000841-CU-WT-NC) (the “Curtin Complaint”). The Curtin Complaint alleges that Ms. Curtin was subject to harassment by her supervisor, Mr. Ramirez, and gender discrimination throughout her employment, that she reported this discrimination and harassment to the Company, and that the Company retaliated against her and wrongfully terminated her for whistleblowing and failed to prevent discrimination, harassment, and retaliation. The Curtin Complaint seeks compensatory damages, including loss of past, present and future earnings, and benefits, as well as punitive damages, penalties, attorney’s fees and costs and interest. The Company has responded to the complaint on behalf of the Company and Mr. Ramirez and prevailed on December 22, 2023, prevailed on its motion to compel. Arbitration proceedings have been initiated, and the parties have agreed on an arbitrator. A date for the arbitration hearing has not yet been scheduled. We believe the allegations set forth in the Curtin Complaint are without merit and intend to defend vigorously against the allegations. However, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in its defense.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on January 16, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on January 16, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities sold during the period covered by this Quarterly Report that were not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338)
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684)
3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157)
3.4	Certificate of Amendment to Articles of Incorporation of the Company, dated December 28, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 28, 2022 SEC File Number 001-39338)
3.5	Third Amended and Restated Bylaws of the Company, effective March 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, SEC File Number 001-39338)
4.1	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2023, SEC File Number 001-39338)
10.1	Subscription Agreement, dated November 9, 2023, by and between the Company and the purchaser named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2023, SEC File Number 001-39338)
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document***
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date:	May 6, 2024	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Director

		By:	/s/ Randell Weaver
Randell Weaver, President & Chief Operating Officer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

