Form 10-Q
period 2024-03-31
NuZee, Inc.
filed 2024-05-24
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☐ No ☒

As of May 22, 2024, the registrant had 1,298,414 shares of common stock outstanding.

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

Item 1. Financial Statements

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	September 30, 2023
ASSETS
Current assets:
Cash	$-	$1,373,101
Accounts receivable, net	397,583	586,878
Inventories, net	1,208,337	998,070
Prepaid expenses and other current assets	382,830	418,200
Total current assets	1,988,750	3,376,249

Property and equipment, net	522,607	309,555

Other assets:
Right-of-use asset - operating lease	377,475	403,258
Investment in unconsolidated affiliate	160,136	162,259
Intangible assets, net	95,000	110,000
Other assets	72,908	79,677
Total other assets	705,519	755,194

Total assets	$3,216,876	$4,440,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,613,314	$1,903,923
Notes payable	280,752	4,753
Lease liability - operating lease	295,544	216,128
Lease liability - finance lease	10,751	26,048
Deferred income	305,432	379,795
Other current liabilities	28,534	25,756

Total current liabilities	3,534,327	2,556,403

Non-current liabilities:
Lease liability - operating lease, net of current portion	1,135	162,301
Other noncurrent liabilities	256,311	47,937
	257,446	210,238

Total liabilities	$3,791,773	$2,766,641

Stockholders’ equity:
Common stock; 200,000,000 shares authorized, $0.00001 par value; 1,298,414 and 748,644 shares issued and outstanding as of March 31, 2024, and September 30, 2023, respectively	13	8
Additional paid in capital	76,428,560	74,925,843
Accumulated deficit	(77,174,529)	(73,371,987)
Accumulated other comprehensive income	171,059	120,493
Total stockholders’ (deficit) equity	(574,897)	1,674,357

Total liabilities and stockholders’ equity	$3,216,876	$4,440,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Revenues, net	$605,761	$781,166	$1,959,748	$1,917,514
Cost of sales	751,990	744,536	1,930,698	1,805,352
Gross profit	(146,229)	36,630	29,050	112,162

Operating expenses	1,464,523	1,982,929	3,782,757	4,260,129
Loss from operations	(1,610,752)	(1,946,299)	(3,753,707)	(4,147,967)

Loss from equity method investment	(72)	(1,673)	(2,123)	(3,497)
Other income	33,675	62,464	80,686	113,202
Other expense	(76,300)	(89,387)	(126,400)	(125,177)
Interest income (expense), net	(482)	7,022	(998)	12,360
Net loss	$(1,653,931)	$(1,967,873)	$(3,802,542)	$(4,151,079)
Basic and diluted loss per common share	$(1.28)	$(2.80)	$(3.09)	$(6.02)

Basic and diluted weighted average number of common stock outstanding	1,295,445	702,862	1,231,485	689,550

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	NuZee, Inc.
For the three months ended March 31	2024	2023
Net loss	$(1,653,931)	$(1,967,873)

Foreign currency translation	8,158	(42,965)
Total other comprehensive income net of tax	8,158	(42,965)
Comprehensive loss	$(1,645,773)	$(2,010,838)

	NuZee, Inc.
For the six months ended March 31	2024	2023
Net loss	$(3,802,542)	$(4,151,079)

Foreign currency translation	50,566	72,618
Total other comprehensive income net of tax	50,566	72,618
Comprehensive loss	$(3,751,976)	$(4,078,461)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	Income	Total

Balance September 30, 2023	748,644	$8	$74,925,843	$(73,371,987)	$120,493	$1,674,357

Common Stock issued for cash	488,750	5	1,277,113	-	-	1,277,118
Stock option expense	-	-	11,505	-	-	11,505
Issued private placement	46,800	-	129,662	-	-	129,662
Other comprehensive income	-	-	-	-	42,408	42,408
Net loss	-	-	-	(2,148,611)	-	(2,148,611)
Balance December 31, 2023	1,284,194	$13	$76,344,123	$(75,520,598)	$162,901	$986,439
Stock option expense	-	-	54,443	-	-	54,443
Issued private placement	14,220		29,994	-	-	29,994
Other comprehensive income	-	-	-	-	8,158	8,158
Net loss	-	-	-	(1,653,931)	-	(1,653,931)
Balance March 31, 2024	1,298,414	$13	$76,428,560	$(77,174,529)	$171,059	$(574,897)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance September 30, 2022	676,229	$7	$74,281,418	$(64,622,520)	$83,894	$9,742,799
Stock option expense	-	-	197,108	-	-	197,108
Restricted stock compensation	-	-	62,839	-	-	62,839
Round-up shares issued in reverse split	8,859	-	-	-	-	-
Other comprehensive income	-	-	-	-	115,583	115,583
Net loss	-	-	-	(2,183,206)	-	(2,183,206)
Balance December 31, 2022	685,088	$7	$74,541,365	$(66,805,726)	$199,477	$7,935,123
Common stock issued for services	6,000	-	57,120	-	-	57,120
Forgiveness of stock issuance costs	-	-	25,000	-	-	25,000
Stock option expense	-	-	(114,482)	-	-	(114,482)
Restricted stock compensation	78,151	1	51,939	-	-	51,940
Other comprehensive loss	-	-	-	-	(42,965)	(42,965)
Net loss	-	-	-	(1,967,873)	-	(1,967,873)
Balance March 31, 2023	769,239	$8	$74,560,942	$(68,773,599)	$156,512	$5,943,863

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	March 31, 2024	March 31, 2023

Operating activities:
Net loss	$(3,802,542)	$(4,151,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108,189	112,637
Noncash lease expense	131,608	123,505
Stock option expense	65,948	82,626
Issuance of common stock for services	-	57,120
Restricted stock compensation	-	114,779
Bad debt expense	-	67,003
Loss on disposition of asset	-	41,108
Loss from equity method investment	2,123	3,497
Change in operating assets and liabilities:
Accounts receivable	189,295	(143,313)
Inventories	(210,267)	(281,908)
Prepaid expenses and other current assets	35,370	246,393
Other assets	6,769	(9,261)
Accounts payable	807,383	96,494
Deferred income	(74,363)	2,570
Lease liability – operating lease	(187,575)	(136,330)
Accrued expenses and other current liabilities	(95,214)	109,138
Other non-current liabilities	26,060	14,646
Net cash used in operating activities	(2,997,216)	(3,650,375)

Investing activities:
Purchase of equipment	(306,241)	(16,514)
Net cash used in investing activities	(306,241)	(16,514)

Financing activities:
Repayment of loans	(190,675)	(3,939)
Repayment of finance lease	(15,297)	(17,616)
Borrowings from loans	191,094	-
Proceeds from sales of future receipts	195,001	-
Proceeds from private placement	159,656	-
Proceeds from equipment finance	262,893	-
Proceeds from issuance of common stock, ATM offering, net of issuance cost	1,099,254	-
Proceeds from exercise of options	177,864	-
Net cash provided by (used in) financing activities	1,879,790	(21,555)

Effect of foreign exchange on cash	50,566	72,618
Net change in cash	(1,373,101)	(3,615,826)
Cash, beginning of period	1,373,101	8,315,053
Cash, end of period	$-	$4,699,227

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,338	$2,034
Cash paid for taxes	2,618	-

Non-cash transactions:
Forgiveness of stock issuance costs	-	25,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2024

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

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of March 31, 2024 and March 31, 2023, the total number of common stock equivalents was 241,907 and 256,291, respectively, and composed of stock options and warrants. The Company incurred a net loss for the three and six months ended March 31, 2024 and 2023, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Going Concern and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital and the commercialization and manufacture of its single serve coffee products. The Company has grown revenues from its principal operations; however, there is no assurance of future revenue growth similar to historical levels. As of March 31, 2024, the Company had cash of $-0- and working capital of $(1,545,577). The Company has not attained profitable operations since inception. The accompanying consolidated financial statements have been 1,303prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. The Company has had limited revenues, recurring losses and an accumulated deficit. These items raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations and to raise additional capital for the further development and marketing of the Company’s products and business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents for the three and six months ended March 31, 2024 and 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may or may not maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company had $58,636 of allowance for doubtful accounts as of March 31, 2024 and $58,636 allowance for doubtful accounts as of September 30, 2023.

Major Customers

In the six months ended March 31, 2024 and 2023, revenue was primarily derived from major customers disclosed below.

Six months ended March 31, 2024:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer CL	$809,086	41%	$39,723	10%

Six months ended March 31, 2023:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer CL	$273,885	14%	$214,791	51%
Customer CN	383,248	20%	15,573	4%

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

In May 2022, the Company renewed the office and manufacturing space in Vista, California which was scheduled to expire on January 31, 2023, through March 31, 2025. The lease has a monthly base rent of $8,451, plus common area expenses. Along with the extension, we leased an additional 1,796 square feet that has a monthly base rent of $2,514 through March 31, 2025. We extended our sub-leased property in Vista, California, through January 31, 2023. The lease has a monthly rent of $2,111 and has been calculated as a ROU Asset co-terminus with the direct-leased property. The Company leased a new larger office and manufacturing space in Seoul, Korea beginning November 15, 2021, through November 15, 2024. The lease has a monthly expense of $7,040. Accordingly, we have added ROU assets and lease liabilities related to those leases at March 31, 2024.

As of March 31, 2024, our operating leases had a weighted average remaining lease term of 0.5 year and a weighted-average discount rate of 5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2023	$403,258
ROU Asset added during the period	105,825
Amortization during the period	(131,608)
ROU Asset – March 31, 2024	$377,475

Lease Liability – October 1, 2023	$378,429
Lease Liability added during the period	105,825
Amortization during the period	(187,575)
Lease Liability – March 31, 2024	$296,679

Lease Liability – Short-Term	$295,544
Lease Liability – Long-Term	1,135
Lease Liability – Total	$296,679

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of March 31, 2024:

Amounts due within twelve months of March 31,

2025	$141,512
2026	88,430
Total Minimum Lease Payments	229,942
Less Effect of Discounting	66,737
Present Value of Future Minimum Lease Payments	296,679
Less Current Portion of Operating Lease Liabilities	295,544
Long-Term Operating Lease Liabilities	$1,135

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month through June 2024. As part of this agreement, Alliance Funding Group provided our equipment supplier with $124,500 for the purchase of this equipment. This transaction was accounted for as a financing lease. As of March 31, 2024, our financing lease for the Ford van came to completion. The interest expense on finance lease liabilities for the six months ended March 31, 2024 was $1,303.

The table below summarizes future minimum finance lease payments at March 31, 2024 for the twelve months ended March 31:

2024	$11,038
2025	-
Total Minimum Lease Payments	11,038
Amount representing interest	(287)
Present Value of Minimum Lease Payments	10,751
Current Portion of Finance Lease Obligations	10,751
Finance Lease Obligations, Less Current Portion	$-

Lease expenses included in operating expense for the six months ended March 31, 2024, and 2023 was $86,638 and $129,292, respectively. Lease expense, which represents sublease expense included in other expense for the six months ended March 31, 2024 and 2023 was $99,992 and $80,205, respectively.

Cash and non-cash activities associated with the leases for the six months ended March 31, 2024, are as follows:

Operating cash outflows from operating leases:	$124,553
Operating cash outflows from finance lease:	$1,303
Financing cash outflows from finance lease:	$15,297

In September 2020, we subleased the space at 1700 Capital Avenue in Plano, Texas, effective October 1, 2020 under favorable terms that are co-terminus with the original lease ending June 30, 2024. During the six months ended March 31, 2024, we recognized sublease income of $76,742 pursuant to the sublease included in other income on our financial statements. Future minimum lease payments to be received under that sublease as of March 31, 2024, for the twelve months ended March 31 are as follows:

2024	$32,459
Total	$32,459

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustment attributable to NuZee, Inc. recorded to other comprehensive income amounted to $50,566 and $72,618 for the six months ended March 31, 2024 and 2023, respectively.

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

The Company accounts for NLA using the equity method of accounting since the management of day-to-day operations at NLA ultimately lies with the Company’s joint venture partner as the operations of NLA are based in its partners facilities as well as our partner appoints the Chairman of the joint Board. As of March 31, 2024, the activity in NLA consisted of the contribution of two machines as described above and other start up and initial sales and marketing related activities. $2,123 and $3,497 of losses were recognized under the equity method of accounting for the six months ended March 31, 2024 and March 31, 2023, respectively.

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

For the six months ended March 31, 2024 and 2023, the Company had no sales allowances for estimated returns. Historically, the Company has experienced minimal returns. Any future returns are not expected to be material.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets for the six months ended March 31, 2024 and September 30, 2023 is as follows:

	March 31, 2024	September 30, 2023
Prepaid expenses and other current assets	$382,830	$418,200

The Prepaid expenses and other current assets balance of $382,830 as of March 31, 2024 primarily consists of prepaid rent, prepaid insurance, a retainer for professional services. The balance of $418,200 as of September 30, 2023 primarily consists of prepaid insurance, deposits on inventory purchases, and rent.

Inventory

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At March 31, 2024 and September 30, 2023, the carrying value of inventory of $1,208,337 and $998,070 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	March 31, 2024	September 30, 2023
Raw materials	$1,188,118	$982,626
Finished goods	$20,219	15,444
Total	$1,208,337	$998,070

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. The Company generally depreciates property and equipment on a straight-line basis over the estimated useful lives of the assets after the assets are placed in service except for NuZee KR which uses the declining balance method. Office equipment is depreciated over a 3-year life, furniture over a 7-year life, and other equipment over a 5-year life. Depreciation expense for the six months ended March 31, 2024 and 2023 was $108,189 and $ 112,637, respectively. Repair and maintenance costs are expensed as incurred. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment that exceed $1,000 are capitalized. Property and equipment as of March 31, 2024 and September 30, 2023 consist of:

	March 31, 2024	September 30, 2023
Machinery & Equipment	2,273,264	1,895,859
Vehicles	68,420	73,980
Leasehold Improvements	-	-
Less - Accumulated Depreciation	(1,819,077)	(1,660,284)
Net Property and Equipment	$522,607	$309,555

The Company is required to make deposits or prepayments and progress payments on equipment purchases before the Company receives possession and title. As a result, the Company accounts for such payments as Other Assets until it has possession at which time the equipment is recorded as Property and Equipment. There were no such deposits as of March 31, 2024 or September 30, 2023.

Loans

On April 1, 2019, the Company purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at March 31, 2024 and September 30, 2023 amounted to $0 and $4,753, respectively.

On March 1, 2024, the Company entered into an unsecured finance agreement in the amount of $200,000 with an annual interest rate of approximately 23% for one year. Proceeds received, net of fees, were $195,000. Repayments are biweekly in the amount of $9,460.

The Company entered into a financing arrangement on February 15, 2024 with Bill.com wherein it has the option to finance certain accounts receivable at a 3% face discount. The advance against the accounts receivable is repaid when the customer pays the invoice. During the period ended March 31, the Company received advances of $153,889 (after the 3% discount) and repaid all advances. No amount was outstanding at March 31, 2024.

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

2. GEOGRAPHIC CONCENTRATION

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis. The Company is organized in three geographical segments. The Company co-packs product for customers and produces and sells its products directly in North America and Korea. The Company previously had a minimally staffed office in Japan that provided support for import and export of product and materials between the U.S. and Japan, as well as investor relations support to its stockholders based in Japan; these functions are now supported by the Company’s personnel residing in the United States. Information about the Company’s geographic operations for the six months ended March 31, 2024, and 2023 are as follows:

Geographic Concentration

	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Net Revenue:
North America	$1,289,338	$1,006,717
South Korea	670,410	910,797
	$1,959,748	$1,917,514

Property and equipment, net:	As of March 31, 2024	As of September 30, 2023
North America	$419,805	$184,763
Japan	386	546
South Korea	102,416	124,246
	$522,607	$309,555

3. INTANGIBLE ASSETS

Identifiable life intangible assets

As of March 31, 2024, the Company’s intangible assets consisted of unamortized tradename asset of $95,000 which is being amortized over five years from the date of acquisition at a rate of $30,000 per year.

Amortization expense was $15,000 for the six months ended March 31, 2024.

Amortization expense for the next four fiscal years is as follows:

Tradename Amortization
2024	15,000
2025	30,000
2026	30,000
2027	20,000
Grand Total	95,000

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

On January 19, 2024, the Company issued in a private placement to an accredited investor 14,220 shares of Common Stock, together with warrants to purchase a total of approximately 1,279 shares of Common Stock at an exercise price of $2.11 per share (collectively, the “Subscription Shares”) in accordance with the terms of a Subscription Agreement and common stock purchase warrant. The warrants have a five year term and are exercisable upon the six-month anniversary of the original issuance date. The Subscription Shares were issued with a purchase price of $30,004.

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

The Company recognized common stock compensation expense of $65,948 in the six months ending March 31, 2024 as compared to $114,779 in the six months ending March 31, 2023.

The following table summarizes the restricted common shares activities for the six months ended March 31, 2024 and 2023:

	2024	2023
Number of shares outstanding at September, 2023 and 2022	50,056	3,370
Restricted shares granted	-	80,609
Restricted shares forfeited	(6,757)	(2,458)
Restricted shares vested	(17,592)	(3,370)
Number of shares outstanding at March 31, 2024 and 2023	25,707	78,151

During the six months ended March 31, 2024, 6,757 restricted shares were forfeited because of the termination of employment or performance goals not achieved.

5. STOCK OPTIONS AND WARRANTS

Options

During the six months ended March 31, 2024, the Company granted no new stock options.

During the six months ended March 31, 2024, 13,425 stock options were forfeited because of termination of employment, expiration of options and performance conditions not met.

The following table summarizes stock option activity for the six months ended March 31, 2024.

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2023	96,458	$150.39	5.84	$-
Forfeited and expired	(13,425)	100.11	.06	-
Outstanding at March 31, 2024	83,033	$158.85	5.82	$-
Exercisable at March 31, 2024	60,731	$187.43	5.07	$-

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $65,948 and $82,626 for the six months ended March 31, 2024 and 2023, respectively. Unamortized option expense as of March 31, 2024, for all options outstanding amounted to $38,429. These costs are expected to be recognized over a weighted average period of 1.34 years.

A summary of the status of the Company’s nonvested options as of March 31, 2024, is presented below:

Nonvested options

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at September 30, 2023	24,029	$80.73
Granted	-	-
Forfeited	(1,715)	63.04
Vested	(12)	587.65
Nonvested options at March 31, 2024	22,302	$81.82

Warrants

During the six months ended March 31, 2024, the Company granted 6,476 new warrants to purchase shares of common stock and did not issue any shares upon the exercise of outstanding warrants to purchase shares of common stock.

The following table summarizes warrant activity for the six months ended March 31, 2024:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2023	152,398	$158.24	2.65	$-
Issued	6,476	2.64
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2024	158,874	$151.90	2.25	-
Exercisable at March 31, 2024	158,874	$151.90	2.25	$-

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

On January 16, 2024, a mediation hearing was held. After the close of business, the mediator suggested a settlement amount of $500,000 which both parties agreed to accept. While the amount was agreed to, a payment schedule was not agreed on. Negotiations between the parties to establish an acceptable payment schedule are ongoing. The settlement amount is accrued in the financial statements as of March 31, 2024 and is included in current liabilities.

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

7. SUBSEQUENT EVENTS

Randell Weaver Amended and Restated Employment Agreement

On April 26, 2024, the Company and Randell Weaver, President, Chief Financial Officer, and Chief Operating Officer of the Company, entered into an Amended and Restated Employment Agreement (the “First Amended and Restated Employment Agreement”). The First Amended and Restated Employment Agreement amends and restates, and replaces in its entirety, the Employment Agreement between the Company and Mr. Weaver that was effective as of August 16, 2023 (the “Original Employment Agreement”). In accordance with terms of the Original Employment Agreement, the Company’s Board unanimously approved the First Amended and Restated Employment Agreement upon the recommendation of the Compensation Committee of the Board.

Pursuant to the First Amended and Restated Employment Agreement, among other things, (a) Mr. Weaver holds the offices of both Chief Financial Officer and Chief Operating Officer of the Company, (b) Mr. Weaver’s annual base salary will be increased to $325,000 (“Increased Base Salary”), (c) Mr. Weaver will be eligible to receive a one-time cash bonus, minus all applicable withholdings and deductions, equal to the difference between (i) Mr. Weaver’s aggregate Base Salary actually paid between December 6, 2023 and April 26, 2024 (the “Bonus Measurement Period”) and (ii) Mr. Weaver’s aggregate Base Salary had the Increased Base Salary been in effect through the Bonus Measurement Period, and (d) Mr. Weaver will be eligible to receive additional restricted shares of the Company upon the occurrence of a Company liquidity event. Such Restricted Shares will be equal to 2.5% equity in the Company at the price of such Company liquidity event.

Private Placement

On May 2, 2024, the Company issued convertible notes to two investors in the amount of $320,000. The notes are convertible into 221,147 shares of common stock at a conversion price of $1.447 and bear interest at an annual rate of 7%. In addition, the Company has authorized the issuance of warrants to purchase up to the number of securities into which the notes may be converted under terms spelled out in the note and warrant agreement.

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

Three Months Ended March 31, 2024 and 2023

For the three months ended March 31, 2024, net revenues attributable to our operations in North America totaled $323,406 compared to $340,976 of net revenues attributable to our operations in North America during the three months ended March 31, 2023. Additionally, as of March 31, 2024, $419,805 of our property and equipment, net was attributable to our North American operations, compared to $184,763 attributable to our North American operations as of September 30, 2023.

For the three months ended March 31, 2024, net revenues attributable to our operations in Asia totaled $282,355 compared to $440,190 of net revenues attributable to our operations in Asia during the three months ended March 31, 2023. Additionally, as of March 31, 2024, $102,802 of our property and equipment, net was attributable to our Asian operations, compared to $171,376 attributable to our Asian operations as of March 31, 2023.

Six Months Ended March 31, 2024 and 2023

For the six months ended March 31, 2024, net revenues attributable to our operations in North America totaled $1,289,338 compared to $1,006,717 of net revenues attributable to our operations in North America during the six months ended March 31, 2023.

For the six months ended March 31, 2024, net revenues attributable to our operations in Asia totaled $670,410 compared to $910,797 of net revenues attributable to our operations in Asia during the six months ended March 31, 2023.

Results of Operations

During the six months ended March 31, 2024, we began selling and shipping bagged coffee products for our largest customer in addition to the single-serve products we had been selling and shipping to them. We do not expect the quarterly revenues for the six months ended March 31, 2024 to be indicative of future quarters.

Our results of operations for the six months ended March 31, 2024 are influenced by the aforementioned transactions.

Comparison of three months ended March 31, 2024 and 2023

Revenue

	Three months ended March 31,		Change
	2024	2023	Dollars	%
Revenue	$605,761	$781,166	$(175,405)	(22)%

For the three months ended March 31, 2024, our revenue decreased by $175,405, or approximately 22% compared with the three months ended March 31, 2023. This decrease was primarily related to increased revenue in the US, due to volume of sales increase with our major customers which was more than offset by lower revenues in Korea because of a slowdown in business during the latter half of the quarter.

Cost of sales and gross margin

	Three months ended March 31,		Change
	2024	2023	Dollars	%
Cost of sales	$751,990	$744,536	$7,454	1%
Gross profit (loss)	(146,229)	$36,630	$(182,859)	(499)%
Gross profit (loss) %	(24)%	5%

For the three months ended March 31, 2024, we generated a total gross loss of $146,229 from sales of our products and co-packing services, compared to a total gross profit of $36,630 for the three months ended March 31, 2023. The gross margin rate was (24)% for the three months ended March 31, 2024, and 5% for the three months ended March 31, 2023. The decrease is primarily attributable to a decrease in production and sales.

Operating Expenses

	Three months ended March 31,		Change
	2024	2023	Dollars	%
Operating Expenses	$1,464,523	$1,982,929	$(518,406)	(26)%

For the three months ended March 31, 2023, the Company’s operating expenses totaled $1,464,523 compared to $1,982,929 for the three months ended March 31, 2023, representing a 26% decrease. This decrease is primarily attributable to a decrease in production and labor.

Net Loss

	Three months ended March 31,		Change
	2024	2023	Dollars	%
Net Loss	$1,653,931	$1,967,873	$(313,942)	(16)%

For the three months ended March 31, 2024, we generated a net loss of $1,653,931 compared to a net loss of $1,967,873 for the three months ended March 31, 2023. This decrease in net loss is primarily attributable to lower stock-based compensation expense.

Comparison of six months ended March 31, 2024 and 2023

Revenue

	Six months ended March 31,		Change
	2024	2023	Dollars	%
Revenue	$1,959,748	$1,917,514	$42,234	2%

For the six months ended March 31, 2024, our revenue decreased by $42,234, or approximately 2%, compared with the six months ended March 31, 2023. This increase was primarily related to increased revenue in the US, due to volume of sales increase with our major customers partially offset by lower volume in South Korea.

Cost of sales and gross margin

	Six months ended March 31,		Change
	2024	2023	Dollars	%
Cost of sales	$1,930,698	$1,805,352	$125,346	7%
Gross profit	$29,050	$112,162	$(83,112)	(74)%
Gross profit %	1%	6%

For the six months ended March 31, 2024, we generated a total gross profit of $29,050 from sales of our products and co-packing services, compared to a total gross profit of $112,162 for the six months ended March 31, 2023. The gross margin rate was 1% for the six months ended March 31, 2024, and 6% for the six months ended March 31, 2023. The decrease is primarily attributable to an increase in inventory reserves for excess and obsolete inventories.

Operating Expenses

	Six months ended March 31,		Change
	2024	2023	Dollars	%
Operating Expenses	$3,782,757	$4,260,129	$(477,372)	(11)%

For the six months ended March 31, 2023, the Company’s operating expenses totaled $3,782,757 compared to $4,260,129 for the six months ended March 31, 2023, representing an 11% decrease. This decrease is primarily attributable to a decrease in professional fees and compensation expense.

Net Loss

	Six months ended March 31,		Change
	2024	2023	Dollars	%
Net Loss	$3,802,542	$4,151,079	$(348,537)	(8)%

For the six months ended March 31, 2024, we generated a net loss of $3,802,542 compared to a net loss of $4,151,079 for the six months ended March 31, 2023. This decrease in net loss is primarily attributable to lower professional fees and compensation expense.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of March 31, 2024, we had an accumulated deficit of approximately $77 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses because of the costs associated with operating as an exchange-listed public company. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

As of March 31, 2024, we had a cash balance of $0. Considering our current cash resources and our current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations for at least twelve months from May 21, 2024. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. A reduction in consumer demand for, or revenues from the sale of, our coffee products could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected revenues from sales of our coffee products, may change as a result of many factors currently unknown to us.

During the three months ended March 31, 2024, we issued no shares of common stock related to exercises of warrants and received no proceeds from the exercise of warrants.

In the future, we may receive additional funds upon the exercise for cash of outstanding warrants, if and when exercised for cash at the election of the warrant holders, including the Series A warrants (the “Series A Warrants”) and Series B warrants (the “Series B Warrants” and, collectively with the Series A Warrants, the “2021 Warrants”) that were sold by us in March 2021 in an underwritten registered public offering and the 2022 Warrants. The 2021 Warrant holders are obligated to pay the exercise price in cash upon exercise of the 2021 Warrants unless we fail to maintain a current prospectus relating to the common stock issuable upon the exercise of the 2021 Warrants (in which case, the 2021 Warrants may only be exercised via a “cashless” exercise provision). For additional information regarding the 2021 Warrants, see “Note 5—Stock Options and Warrants” to the Consolidated Financial Statements.

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

Contractual Obligations

Our significant contractual cash requirements as of March 31, 2024, primarily include payments for operating and finance lease liabilities and principal and interest on loans. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of March 31, 2024, we had payments for lease and loan obligations of approximately $588,812 of which $587,047 are payable within 12 months as of March 31, 2024. We had no purchase obligations as of March 31, 2024.

Summary of Cash Flows

	Six Months Ended March 31,
	2024	2023
Cash used in operating activities	$(2,997,216)	$(3,650,375)
Cash used in investing activities	$(306,241)	$(16,514)
Cash provided by (used in) financing activities	$1,879,790	$(21,555)
Effect of foreign exchange on cash	$50,566	$72,618
Net change in cash	$(1,373,101)	$(3,615,826)

Operating Activities

We used $2,997,216 and $3,650,375 of cash in operating activities during the six months ended March 31, 2024, and 2023, respectively, principally to fund our operations.

Investing Activities

We used $306,241 and $16,514 of cash in investing activities during the six months ended March 31, 2024 and 2023, respectively. Cash used in 2023 was principally for the purchase of equipment.

Financing Activities

Historically, we have funded our operations through the issuance of our equity securities.

Cash provided by financing activities of $1,879,790 for the six months ended March 31, 2024 was primarily related to the issuance of equity securities. Cash used in financing activities of $21,555 for the six months ended March 31, 2023 was primarily related to repayments on loans and leases.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the six months ended March 31, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on January 16, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 16, 2024, a mediation hearing was held. After the close of business, the mediator suggested a settlement amount of $500,000 which both parties agreed to accept. While the amount was agreed to, a payment schedule was not agreed on. Negotiations between the parties to establish an acceptable payment schedule are ongoing. The settlement amount is accrued in the financial statements as of March 31, 2024 and is included in current liabilities

Curtin Litigation

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the six months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338)
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684)
3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157)
3.4	Certificate of Amendment to Articles of Incorporation of the Company, dated December 28, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 28, 2022 SEC File Number 001-39338)
3.5	Third Amended and Restated Bylaws of the Company, effective March 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, SEC File Number 001-39338)
4.1	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2023, SEC File Number 001-39338)
10.1	Subscription Agreement, dated November 9, 2023, by and between the Company and the purchaser named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2023, SEC File Number 001-39338)
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document***
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date:	May 24, 2024	NUZEE, INC.

		By:	/s/ Masateru Higashida
Masateru Higashida, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Director

		By:	/s/ Randell Weaver
Randell Weaver, President & Chief Operating Officer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

