Form 10-K/A
period 2023-09-30
NuZee, Inc.
filed 2024-06-14
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39338

NUZEE, INC.

(Exact name of registrant as specified in its charter)

Nevada	38-3849791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2865 Scott St. Suite 107, Vista, California 92081

(Address of principal executive offices) (Zip Code)

(760) 295-2408

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.00001 par value	NUZE	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (based on the price at which the registrant’s Common Stock was last sold as of March 28, 2024, the last business day of the most recently completed second fiscal quarter), was approximately $ 1,502,375.

As of June 6, 2024, there were outstanding 1,298,414 shares of the registrant’s Common Stock, $0.00001 par value.

Auditor Name:	Auditor Location:	Auditor Firm ID:
MaloneBailey, LLP	Houston, Texas	206

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of NuZee, Inc. for the year ended September 30, 2023 that was originally filed with the Securities and Exchange Commission (the “SEC”) on January 16, 2024 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III, and to update the Exhibit index contained in Part IV, Item 15. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement on or before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC made after the Original Filing.

As required under Section 302 of the Sarbanes-Oxley Act of 2002, new certificates of our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment. Certain capitalized terms used and not otherwise defined in this Amendment have the meanings given to them in the Original Filing.

1

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers as of September 30, 2023:

Name	Age	Title	Since
Masateru Higashida	52	Chief Executive Officer, President, Treasurer, Secretary and Chairman of the Board	2011
Randell Weaver	65	President & Chief Operating Officer, Chief Financial Officer	2023
Kevin J. Conner	61	Director	2019
J. Chris Jones	68	Director	2019
Nobuki Kurita	68	Director	2021
David G. Robson	57	Director	2021

Masateru Higashida has served as our Chief Executive Officer, Secretary, and Treasurer since October 2014, and as Chair of the Board since April 2013. In July 2020, Mr. Higashida was also re-appointed President of the Company. He previously also held the position of President from October 2014 until August 2017, and Chief Financial Officer from August 2014 until February 2019. Mr. Higashida previously founded multiple companies, including a Korea-based investment company and a Singapore-based investment company, and began his career in the financial industry in Nagoya, Japan.

Mr. Higashida is an employee director. The Board values Mr. Higashida’s extensive experience operating the Company. As the Company’s Chief Executive Officer and President, Mr. Higashida is able to apprise the Board of the operational and financial results as they occur and provide insight into the environment in which the Company operates.

Randell Weaver has served as the Company’s Chief Financial Officer since 2023. He was later appointed as Chief Operating Officer in 2024. Mr. Weaver was previously the Chief Financial Officer of Reinvention Unlimited, Inc, where he provides financial and operational management and executive oversight services for his clients. Mr. Weaver’s responsibilities include building and mentoring teams, identifying and implementing strategic initiatives including successful exits and executing mutually agreed operating plans. He has been responsible for advising corporate clients – ranging from startups to $2 billion in annual revenue – on matters including accounting, finance, and capital markets for international manufacturing and distribution clients with a focus on regulated industries, including food, pharmaceuticals, and contracting. Mr. Weaver has also held numerous other leadership roles at other companies such as President/COO of Natural Alternatives International, Inc. (Nasdaq: NAII), President/CFO of Bimbo Bakeries USA, VP/Corporate Controller of Specialty Restaurants Corp, and CFO of Microcomputer Memories, Inc. (Nasdaq: MCMI). Mr. Weaver earned a Bachelor of Science degree in Business Administration from California State University, Northridge and a Master of Arts in Spiritual Psychology from the University of Santa Monica. He is a licensed certified public accountant (inactive) in the State of California.

Kevin J. Conner has served on our Board since October 2019. Mr. Conner is currently Managing Director of Conner & Associates, a restructuring and turnaround servicing firm he founded in 1991. Mr. Conner has held senior management and board seats of public and private companies along with being the Chair of the Conner & Associates’ SEC audit practice. Mr. Conner is frequently retained as a qualified expert witness in matters before both Federal and State courts, including both corporate governance and general business matters. Mr. Conner holds an MS in Taxation from Philadelphia University and a BS in Accounting from West Chester University of Pennsylvania along with being licensed to practice as a CPA in the State of New York and the Commonwealth of Pennsylvania.

Mr. Conner’s qualifications for election to the Board include his expertise in public company accounting and regulatory compliance matters.

J. Chris Jones has served on our Board since October 2019. Mr. Jones currently serves as the Managing Director of Haddington Ventures, LLC, a venture fund manager and advisor Mr. Jones co-founded in 1998, where he focuses on acquisitions, financing and administrative issues of portfolio companies. While at Haddington, Mr. Jones has served on over twelve boards of directors of portfolio companies, including multiple companies that were ultimately acquired by publicly traded companies, such as Lodi Gas Storage, which was sold to Buckeye Partners, and Bear Paw Energy, which was sold to Northern Border Partners. Prior to the formation of Haddington, Mr. Jones served as Vice President and Chief Financial Officer of Tejas Power Corporation (“TPC”), a publicly traded company, from 1985 until his appointment as Senior Vice President and Chief Operating Officer in 1995. He also served as a Director of Market Hub Partners, L.P., TPC’s natural gas storage joint venture with Dayton Power & Light, New Jersey Resources, NIPSCO and Public Service Electric and Gas. Prior to his association with TPC, Mr. Jones served as Secretary/Treasurer, and later Chief Financial Officer of The Fisk Group, Inc., a U.S. and international electrical contracting subsidiary of Amec p.l.c., a publicly traded U.K. company. He was employed with The Fisk Group from 1979 to 1985. Mr. Jones began his professional career with the auditing firm Price Waterhouse in Houston, Texas in 1977. He received his BBA degree in Accounting from the University of Texas at Austin in 1977.

Mr. Jones’ qualifications for election to the Board include his experience both in the operation of public company business and serving on the boards of directors of public companies and his related expertise in corporate governance matters.

Nobuki Kurita has served on our Board since March 2021. Mr. Kurita, who is presently retired, served as President of Sony China Co., Ltd from 2012 to 2016 and as SVP at Sony Corporation (Sony HQ) from 2009 to 2016. While at Sony, Mr. Kurita also served as Chief Executive Officer of Sony Mexico from 1999 to 2003. From September 2017 to March 2020, Mr. Kurita served as President and Chief Operating Officer of Restar Holdings Corporation (formerly known as UKC Holdings Corporation) (“Restar”). Restar, which is listed on the Tokyo Stock Exchange, is engaged in trading of semiconductors and electric devices in Japan and internationally.

Mr. Kurita’s qualifications for election to the Board include his extensive executive leadership expertise and experience, including serving as a top executive for a publicly traded company in Japan, and his related expertise in marketing, strategic planning, risk management, and technical innovation.

David G. Robson has served on our Board since March 2021. Mr. Robson has over twenty-five years of operational, finance and accounting experience and has held senior positions with both public and private companies in a variety of industries. Since March 2021, Mr. Robson has served as Chief Financial Officer of Nuvve Holding Corp., a publicly traded green energy technology company. Mr. Robson has served on the Board of Directors of Payference, a software business, since February 2020. Mr. Robson served as the Chief Financial Officer and Chief Compliance Officer of Farmer Brothers Co., a publicly traded national distributor of coffee, tea and culinary products from February 2017 to November 2019. His responsibilities included overseeing mergers and acquisitions, investor relations, information technology and finance. Mr. Robson served as the Chief Financial Officer of PIRCH, a curator and retailer of kitchen, bath and outdoor home brands, from September 2014 to September 2016. From January 2012 to September 2014, Mr. Robson was the Chief Financial Officer of U.S. AutoParts, an online provider of auto parts and accessories. Prior to that, he served as the Executive Vice President and Chief Financial Officer of Mervyns LLC, a former discount department store chain, from 2007 to 2011. From 2001 to 2007, he served as the Senior Vice President of Finance and Principal Accounting Officer for Guitar Center, Inc. Mr. Robson began his career with the accounting firm Deloitte & Touche Tohmastu. Mr. Robson graduated with a Bachelor of Science degree in Accounting from the University of Southern California and is a certified public accountant (inactive) in the State of California.

Mr. Robson’s qualifications for election to the Board include his experience as Chief Financial Officer and Chief Compliance Officer of a national distributor of coffee, tea and culinary products as well as his vast operational, finance and accounting experience with both public and private companies in a variety of industries.

Family Relationships

There are no family relationships among our executive officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Corporate Codes and Policies

Code of Business Ethics

We have adopted a Code of Business Ethics that applies to all of our employees. We have posted a copy of the Code of Business Ethics on our website at www.mynuzee.com. The Code of Business Ethics are also available in print to any stockholder who requests them in writing from the Corporate Secretary at 2865 Scott St. Suite 107, Vista, California 92081. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, our Code of Business Ethics by posting such information on our website at www.mynuzee.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Insider Trading Policy

Our Board of Directors has adopted an insider trading policy that applies to all of its officers, directors and employees. Officers, directors and employees are prohibited from engaging in any of the following types of transactions with respect to the Company’s securities: (i) short sales, (ii) purchases or sales of puts, calls, or other derivative securities, (iii) purchases of financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) or other similar transactions that directly hedge or offset, or are designed to directly hedge or offset, any decrease in the market value of Company securities, (iv) holding Company securities in a margin account or pledge Company securities as collateral for a loan, and (v) selling Company securities of the same class less than six months after the purchase.

Independent Committees

Of the five directors currently serving on our Board of Directors, the Board of Directors has determined that Messrs. Conner, Jones, Kurita and Robson, are independent directors under the independence standards of the Nasdaq Capital Market.

Board Committees

Our Board of Directors has established an Audit Committee, the Compensation Committee, and a Nominating and Corporate Governance Committee.

Under the listing standards of the Nasdaq Capital Market, the members of the Audit, Compensation, and Nominating and Corporate Governance Committees must be comprised solely of independent directors. Accordingly, Mr. Higashida is not eligible to serve on such committees.

The Board of Directors has adopted, and may amend from time to time, a written charter for each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. We maintain a website at www.mynuzee.com and make available on that website, free of charge, copies of each of the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees.

Audit Committee

Our Audit Committee is currently composed of Messrs. Conner, Jones and Robson. Mr. Conner serves as the chairperson of our Audit Committee. Our Board has determined that each current member of our Audit Committee meets the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and the listing rules of the Nasdaq Capital Market. Our Board has also determined that each of Messrs. Conner, Jones and Robson is an “audit committee financial expert” as defined in the rules of the SEC and has the requisite financial sophistication as defined under the listing standards of the Nasdaq Capital Market. During fiscal year 2023, our Audit Committee met four times.

The responsibilities of our Audit Committee include, among other things:

●	selecting and hiring the independent registered public accounting firm to audit our financial statements;
●	overseeing the performance of the independent registered public accounting firm and taking those actions as it deems necessary to satisfy itself that the accountants are independent of management;
●	reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews, and the reports and certifications regarding internal control over financial reporting and disclosure controls;
●	preparing the audit committee report that the SEC requires to be included in our annual proxy statement;
●	reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;
●	overseeing our policies on risk assessment and risk management;
●	reviewing and approving related party transactions; and
●	approving or, as required, pre-approving, all audit and all permissible non-audit services and fees to be performed by the independent registered public accounting firm.

Our Audit Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the rules of the Nasdaq Capital Market. A copy of the charter can be found on the Company’s website at www.mynuzee.com.

Compensation Committee

Our Compensation Committee is currently composed of Messrs. Jones, Kurita and Robson. Mr. Jones serves as the chairperson of our Compensation Committee. Our Board has determined that each current member of our Compensation Committee meets the requirements for independence under the applicable rules and regulations of the SEC and the listing rules of the Nasdaq Capital Market. Each current member of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During fiscal year 2022, our Compensation Committee met two times.

The purpose of our Compensation Committee is to oversee our compensation policies, plans and benefit programs and to discharge the responsibilities of our Board relating to compensation of our executive officers. The responsibilities of our Compensation Committee include, among other things:

●	reviewing and approving compensation of our executive officers and reviewing and recommending to the Board for approval compensation of our directors;
●	overseeing our overall compensation philosophy and compensation policies, plans and benefit programs for service providers, including our executive officers;
●	reviewing, approving and making recommendations to our Board regarding incentive compensation and equity plans; and
●	administering our equity compensation plans.

Our Compensation Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the rules of the Nasdaq Capital Market. A copy of the charter can be found on the Company’s website at www.mynuzee.com.

The Compensation Committee has the authority, in its sole discretion, to select, appoint and retain outside compensation consultants for advice. The Compensation Committee is directly responsible for the appointment, compensation and oversight of any such consultant, and the Company is responsible for providing appropriate funding for payment of reasonable compensation to any such consultant, as determined by the Compensation Committee. The Compensation Committee also has the authority, in its sole discretion, to retain and obtain the advice and assistance of outside legal counsel and other advisors. In selecting a consultant, outside counsel and other advisors, the Compensation Committee evaluates its independence by considering applicable rules of the Nasdaq Capital Market and any other factors that the Compensation Committee deems relevant to the consultant’s independence from management.

In fiscal year 2023, the Compensation Committee retained AON Consulting, Inc. as an independent consultant to advise it on certain director and executive compensation matters. AON Consulting, Inc. was engaged directly by and reported directly to our Compensation Committee and did no other work for the Company. As requested, a representative of AON Consulting, Inc. communicated with Compensation Committee members outside of meetings. The Compensation Committee considered the applicable rules of the Nasdaq Capital Market and determined that AON Consulting, Inc. qualified as an independent compensation consultant in accordance with applicable SEC and Nasdaq Capital Market rules.

The Compensation Committee charter does not restrict the Compensation Committee from delegating any of its authority or responsibilities to individual members of the committee or a subcommittee of the Compensation Committee, although the Compensation Committee did not delegate any of its responsibilities during fiscal year 2023.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee is currently composed of Messrs. Conner, Kurita and Robson. Mr. Robson serves as chairperson of our Nominating and Corporate Governance Committee. Our Board has determined that all current members of our Nominating and Corporate Governance Committee meet the requirements for independence under the applicable rules and regulations of the SEC. During fiscal year 2023, our Nominating and Corporate Governance Committee did not hold any formal meetings but acted by unanimous written consent one time.

The responsibilities of our Nominating and Corporate Governance Committee include, among other things:

●	identifying, evaluating and selecting, or making recommendations to our Board regarding, nominees for election to our Board and its committees;
●	evaluating the performance of our individual directors;

●	considering and making recommendations to our Board regarding the composition of our Board and its committees;
●	considering director nominees recommended by shareholders; and
●	developing and making recommendations to our Board regarding corporate governance guidelines and matters.

Our Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the rules of the Nasdaq Capital Market. A copy of the charter can be found on the Company’s website at www.mynuzee.com. The Company has adopted Corporate Governance Guidelines (the “Corporate Governance Guidelines”), which set forth, among other things, certain criteria for the Nominating and Corporate Governance Committee to consider in evaluating potential director nominees who have the education, business experience, and current insight necessary to understand the Company’s business and be able to evaluate and oversee the direction and performance of the Company. The Nominating and Corporate Governance Committee is also required to assess whether a director candidate meets all other criteria as may be established by the Board, including functional skills, corporate leadership, diversity, international experience, or other attributes that the Board believes will contribute to the development and expansion of the Board’s knowledge and capabilities. While the Company does not have a formal diversity policy, the Board and the Nominating and Corporate Governance Committee believe that considerations of diversity are, and will continue to be, an important component relating to the Board’s composition, as multiple and varied points of view contribute to a more effective decision-making process.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. To recommend a candidate for election to our Board, a stockholder must notify the Nominating and Corporate Governance Committee by writing to: NuZee, Inc., 2865 Scott St. Suite 107, Vista, California 92081, Attention: Secretary. Such stockholder’s notice shall set forth the following information, as further described in the Bylaws:

●	the name of the director candidate, the number and class of all shares of each class of our stock beneficially owned by such person, and certain information regarding such director candidate that would be required to be disclosed in a proxy statement pursuant to Regulation 14A under the Exchange Act in which such individual is a nominee for election to our Board;
●	the director candidate’s consent to serve as a director if elected to the Board; and
●	the name and address of the stockholder nominating the director candidate and the number and class of all shares of each class of our stock beneficially owned by such stockholder.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and any person beneficially owning more than 10% of our common stock to file reports concerning their ownership of our equity securities with the SEC. Based solely on a review of the forms filed electronically with the SEC during Fiscal 2023 and on written representations that no Form 5 was required to be filed, we believe that, during Fiscal 2023, all of our directors, executive officers, and persons who beneficially owned more than 10% of our common stock timely complied with the Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal 2023 and 2022

The following table sets forth certain information concerning the compensation earned and awards granted for 2023 and 2022 by (i) our Chief Executive Officer of NuZee, Inc., (ii) Chief Financial Officer of NuZee, Inc, and (iii) our former Chief Financial Officer and (iv) our Interim Chief Financial Officer. The persons named in the table are also referred to in this Form 10-K/A as the “named executive officers.”

Name and Principal Position	Year	Salary		Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation		All Other Compensation	Total
Masa Higashida,	2023		$318,000		$—	$—		$—			$318,000
Chief Executive Officer (1)	2022		$300,000	$		$—	$				$300,000
Randell Weaver,	2023		$27,404		$48,000	$31,819		$—			$107,223
Chief Financial Officer (2)	2022	$	N/A	$		$—	$			$	N/A
Patrick Shearer,	2023		$66,250	$		$—	$				$66.250
Former Chief Financial Officer (3)	2022		$250,000		$—	$—		$—			$250,000
Shana Bowman,	2023		$165,446		$—	$—		$—			$165,446
Interim Chief Financial Officer (4)	2022		$135,000	$		$—	$				$135,000

(1)	Mr. Higashida was appointed as Chief Executive Officer (principal executive officer) of NuZee, Inc. by the Board of Directors in October 2014.

(2)	Mr. Weaver was appointed as Chief Financial Officer (principal financial officer) of NuZee, Inc. by the Board of Directors in August 2023.

(3)	Mr. Shearer resigned as Chief Financial Officer on January 4, 2023.

(4)	Ms. Bowman was named Interim Chief Financial Officer in January 2023 and served in that role until August 2023.

Disclosure Regarding Summary Compensation Table

Executive Employment Agreements

Masa Higashida

On August 15, 2017, we entered into an Executive Employment Agreement with Mr. Higashida setting forth the terms of his employment. Pursuant to the agreement, Mr. Higashida serves as our Chief Executive Officer, President, Treasurer and Secretary and as a member of the Board.

Pursuant to the agreement, as amended, Mr. Higashida is entitled to an annual base salary, set at $318,000, and an annual bonus opportunity in an amount determined each year by the Board. The payment of the annual bonus is determined by our Board based upon our achievement of goals and objectives for the relevant year. Mr. Higashida is also eligible to participate in any equity compensation plan of the Company, including the 2013 Plan and the 2019 Plan, and to receive future equity awards at the Board’s discretion. Mr. Higashida also participates in all of our employee benefit programs for which he is eligible and receives reimbursement for his reasonable business expenses, including travel expenses.

Pursuant to his employment agreement with us, if Mr. Higashida resigns for “good reason” or his employment is terminated by us without “cause,” each as defined in the agreement, Mr. Higashida is entitled to receive payment equal to (i) his accrued but unpaid salary for the period through the date of his resignation or termination, plus (ii) an amount equal to one and one-half times his annual base salary, plus (iii) an amount equal to one and one-half times the amount of bonus he received during the previous calendar year, plus (iv) reimbursement for premiums paid to continue Mr. Higashida’s health, dental and vision insurance pursuant to the Consolidated Omnibus Reconciliation Act of 1985 (“COBRA”) until the of earlier of 18 months or the date on which Mr. Higashida becomes eligible to participate in a group medical plan sponsored by any other employer. For purposes of Mr. Higashida’s agreement, “good reason” means (a) the material breach by the Company of any of its obligations under the agreement, (b) the change of Mr. Higashida’s office, title or responsibilities, or any action by us resulting in the material diminution of Mr. Higashida’s position, duties or authorities, or (c) the relocation of our principal executive offices or the requirement that Mr. Higashida relocate anywhere outside of San Diego County, California, in each case without Mr. Higashida’s written consent, and “cause” means Mr. Higashida’s (x) gross negligence, gross neglect or willful misconduct in the performance of his duties resulting in a material adverse effect on us, (y) conviction for, deferred adjudication of or plea of no contest to a felony, or (z) material breach of any material provision of the agreement.

Also under the agreement, if within 12 months following a change in control of the Company Mr. Higashida resigns for “good reason” or his employment is terminated by us without “cause,” Mr. Higashida is entitled to receive payment equal to (i) his accrued but unpaid salary for the period through the date of his resignation or termination, plus (ii) the value of any accrued and unused paid time off, plus (iii) an amount equal to two times the amount of bonus he received during the previous calendar year, plus (iv) reimbursement for premiums paid to continue Mr. Higashida’s health, dental and vision insurance pursuant to COBRA until the of earlier of 18 months or the date on which Mr. Higashida becomes eligible to participate in a group medical plan sponsored by any other employer.

If Mr. Higashida dies during the term of the agreement, Mr. Higashida’s estate is entitled to receive payment equal to (i) Mr. Higashida’s accrued but unpaid salary for the period through the date of his death, plus (ii) the value of any accrued and unused paid time off, plus (iii) a salary continuance for 12 months.

If Mr. Higashida becomes incapable of performing the duties and services required of him under the agreement on a full-time basis due to accident, physical or mental illness, or other circumstance which renders him mentally or physically incapable, we may terminate Mr. Higashida’s employment for such disability. In such event, Mr. Higashida is entitled to receive the same payment as he would if he were terminated without cause as described above.

Randell Weaver

On August 11, 2023, the Company entered into an employment agreement with Mr. Weaver in connection with his appointment as Chief Financial Officer. Pursuant to the Employment Agreement, Mr. Weaver is entitled to an annual base salary of $225,000 and an annual cash bonus opportunity (“Annual Bonus”), with an annual target bonus opportunity equal to 50% of his base salary, based on the achievement of the Company or individual performance goals that will be established by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Mr. Weaver is also eligible to receive a bonus for Fiscal Year 2023 at the exclusive discretion of the Chief Executive Officer, Compensation Committee, and Board of Directors. Mr. Weaver is also eligible to participate in any equity compensation plan of the Company, including the NuZee, Inc. 2023 Stock Incentive Plan, and to receive future equity awards at the Board of Directors’ discretion.

In addition, pursuant to the Employment Agreement, the Company granted to Mr. Weaver on the Commencement Date an award of options to purchase 6,000 shares of the Company’s common stock. Subject to Mr. Weaver’s continued employment, the options vest as follows: (i) 2,000 options shall vest upon the first anniversary of the Commencement Date; (ii) 2,000 options shall vest upon the second anniversary of the Commencement Date; and (iii) 2,000 options shall vest upon the third anniversary of the Commencement Date. The options have an exercise price of equal to the fair market value at the time of grant.

In addition, pursuant to the Employment Agreement, the Company granted and issued to Mr. Weaver on the Commencement Date 6,000 shares of the Company’s common stock (the “Restricted Shares”). Subject to Mr. Weaver’s continued employment, the Restricted Shares vest as follows: (i) 2,000 Restricted shall vest upon the first anniversary of the Commencement Date; (ii) 2,000 Restricted Shares shall vest upon the second anniversary of the Commencement Date; and (iii) 2,000 Restricted Shares shall vest upon the third anniversary of the Commencement Date.

Pursuant to the Employment Agreement, if Mr. Weaver resigns for “good reason” or his employment is terminated by the Company without “cause,” each as defined in the Employment Agreement, Mr. Weaver is entitled to receive payment equal to (i) his accrued but unpaid salary for the period through the date of his resignation or termination, plus (ii) an amount equal to one times his annual base salary as then in effect, plus (iii) an amount equal to one times the amount of the Annual Bonus actually paid to Mr. Weaver for the previous fiscal year, prorated based on the number of days actually worked in the fiscal year in which the effective date of termination occurs, plus (iv) reimbursement for premiums paid to continue Mr. Weaver’s health, dental and vision insurance pursuant to the Consolidated Omnibus Reconciliation Act of 1985 (“COBRA”) until the earlier of 18 months or the date on which Mr. Weaver becomes eligible to participate in a group medical plan sponsored by any other employer.

Also under the Employment Agreement, if within 12 months following a change in control of the Company, as defined in the Employment Agreement, Mr. Weaver resigns for “good reason” or his employment is terminated by the Company without “cause,” Mr. Weaver is entitled to receive payment equal to (i) his accrued but unpaid salary for the period through the date of his resignation or termination, plus (ii) an amount equal to one and one half times his annual base salary as then in effect, plus (iii) an amount equal to one and one half times the amount of the Annual Bonus actually paid to Mr. Weaver for the previous fiscal year, prorated based on the number of days actually worked in the fiscal year in which the effective date of termination occurs, plus (iv) reimbursement for premiums paid to continue Mr. Weaver’s health, dental and vision insurance pursuant to COBRA until the earlier of 18 months or the date on which Mr. Weaver becomes eligible to participate in a group medical plan sponsored by any other employer.

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

Benefits

We provide our employees with customary health care benefits. We provide no retirement benefits to employees or supplemental retirement benefits to our executive officers.

Outstanding Equity Awards at September 30, 2023

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of September 30, 2023:

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Masateru Higashida	7/20/2017	14,477	—			58.80	7/20/2027
	7/2/2021	—	—	12,811	(1)	109.20	7/2/2031
Randell Weaver	8/16/2023	—	—	6,000		8.15	8/16/2033
Shana Bowman	6/2/2021	57	—	115		114.45	6/2/2031

(1)	Subject to Mr. Higashida’s continued employment, the performance based options vest, if at all, in fiscal year 2024 based upon our achievement of a specified amount of earnings before income taxes.

Potential Payments Upon Termination or Change-in-Control

We have entered into agreements that require us to provide compensation to the named executive officers in the event of a termination of employment or a change in control of our Company. These agreements provide that a change in control of our Company will occur if, among other things, our stockholders approve the sale of substantially all of our assets.

The estimated amount of compensation payable to Mr. Higashida in the event of a termination of employment or a change in control of our Company is listed in the table below, assuming that the termination and/or change in control of our Company occurred at September 30, 2023, the last business day of our fiscal year, and that our common stock is valued at $7.20, the closing market price for our common stock on September 30, 2023. Descriptions of the circumstances that would trigger payments or the provision of other benefits to these named executive officers, how such payments and benefits are determined under the circumstances, material conditions and obligations applicable to the receipt of payments or benefits and other material factors regarding such agreements and plans, and other material assumptions that we have made in calculating the estimated compensation, follow these tables.

Payments and Benefits to Masa Higashida (1)
	Termination by Company for Cause or by Executive	Termination by Company Without Cause or by Executive for Good Reason	Death	Disability	Change in Control	Change in Control and Termination by Company Without Cause or by Executive for Good Reason
Severance	$—	$477,000	$318,000	$318,000	$—	$636,000
Health and Dental Insurance	$—	$36,000	$—	$—	$—	$36,000
Advisor Fees	$—	$—	$—	$—	$—	$—
Vesting of Restricted Stock	$—	$—	$—	$—	$—	$—
Vesting of Stock Options	$—	$—	$—	$—	$—	$—
Total	$—	$513,000	$318,00	$318,000	$—	$672,000

(1)	The amounts set forth in the table above for Mr. Higashida assume that: Health and Dental Insurance is approximately $2,000 per month; and Restricted Stock that has not yet vested will vest upon termination by Company without Cause, termination by Executive for Good Reason or Termination upon a Change in Control, however no payments would be made directly to the employee. Currently outstanding stock options are all priced above the closing price on September 30, 2023.

Payments and Benefits to Randell Weaver (1)
	Termination by Company for Cause or by Executive	Termination by Company Without Cause or by Executive for Good Reason	Death	Disability	Change in Control	Change in Control and Termination by Company Without Cause or by Executive for Good Reason
Severance	$—	$325,000	$—	$—	$—	$487,500
Health and Dental Insurance	$—	$36,000	$—	$—	$—	$36,000
Advisor Fees	$—	$—	$—	$—	$—	$—
Vesting of Restricted Stock	$—	$—	$—	$—	$—	$—
Vesting of Stock Options	$—	$—	$—	$—	$—	$—
Total	$—	$361,000	$—	$—	$—	$523,500

(1)	The amounts set forth in the table above for Mr. Weaver assume that: Health and Dental Insurance is approximately $2,000 per month; and Restricted Stock that has not yet vested will vest upon termination by Company without Cause, termination by Executive for Good Reason or Termination upon a Change in Control, however no payments would be made directly to the employee. Currently outstanding stock options are all priced above the closing price on September 30, 2023.

Executive Employment Agreements

Masa Higashida

Pursuant to his employment agreement with us, if Mr. Higashida resigns for “good reason” or his employment is terminated by us without “cause,” each as defined in the agreement, Mr. Higashida is entitled to receive payment equal to (i) his accrued but unpaid salary for the period through the date of his resignation or termination, plus (ii) an amount equal to one and one-half times his annual base salary, plus (iii) an amount equal to one and one-half times the amount of bonus he received during the previous calendar year, plus (iv) reimbursement for premiums paid to continue Mr. Higashida’s health, dental and vision insurance pursuant to the Consolidated Omnibus Reconciliation Act of 1985 (“COBRA”) until the of earlier of 18 months or the date on which Mr. Higashida becomes eligible to participate in a group medical plan sponsored by any other employer. For purposes of Mr. Higashida’s agreement, “good reason” means (a) the material breach by the Company of any of its obligations under the agreement, (b) the change of Mr. Higashida’s office, title or responsibilities, or any action by us resulting in the material diminution of Mr. Higashida’s position, duties or authorities, or (c) the relocation of our principal executive offices or the requirement that Mr. Higashida relocate anywhere outside of San Diego County, California, in each case without Mr. Higashida’s written consent, and “cause” means Mr. Higashida’s (x) gross negligence, gross neglect or willful misconduct in the performance of his duties resulting in a material adverse effect on us, (y) conviction for, deferred adjudication of or plea of no contest to a felony, or (z) material breach of any material provision of the agreement.

Also under the agreement, if within 12 months following a change in control of the Company Mr. Higashida resigns for “good reason” or his employment is terminated by us without “cause,” Mr. Higashida is entitled to receive payment equal to (i) his accrued but unpaid salary for the period through the date of his resignation or termination, plus (ii) the value of any accrued and unused paid time off, plus (iii) an amount equal to two times the amount of bonus he received during the previous calendar year, plus (iv) reimbursement for premiums paid to continue Mr. Higashida’s health, dental and vision insurance pursuant to COBRA until the of earlier of 18 months or the date on which Mr. Higashida becomes eligible to participate in a group medical plan sponsored by any other employer.

If Mr. Higashida dies during the term of the agreement, Mr. Higashida’s estate is entitled to receive payment equal to (i) Mr. Higashida’s accrued but unpaid salary for the period through the date of his death, plus (ii) the value of any accrued and unused paid time off, plus (iii) a salary continuance for 12 months.

If Mr. Higashida becomes incapable of performing the duties and services required of him under the agreement on a full-time basis due to accident, physical or mental illness, or other circumstance which renders him mentally or physically incapable, we may terminate Mr. Higashida’s employment for such disability. In such event, Mr. Higashida is entitled to receive the same payment as he would if he were terminated without cause as described above.

Randell Weaver

Upon termination without cause, the Company shall be liable for payment of the accrued obligations through and including the effective date of termination. In addition, (A) Company shall pay Employee (i) a lump sum equal to one times Employee’s base salary as then in effect, and (ii) an amount equal to one times the amount of the annual bonus actually paid to Employee for the fiscal year immediately prior to the fiscal year in which the effective date of termination occurs, prorated based on the number of days actually worked in the fiscal year in which the effective date of termination occurs (calculated as the annual bonus that was actually paid to Employee for the fiscal year immediately prior to the fiscal year in which the effective date of termination occurs, multiplied by a fraction, the numerator of which is equal to the number of days the Employee worked in the fiscal year in which the effective date of termination occurs, and the denominator of which is equal to the total number of days in such year), in each case payable on Company’s first regular pay date that is on or after the 60th day following the effective date of termination; (B) for the period beginning on the effective date of termination and ending on the date that is 18 months after the effective date of termination, Company shall reimburse Employee for any premiums that Employee pays pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 and/or sections 601 through 608 of COBRA to continue coverage in the Company’s health insurance program for active employees in which Employee and Employee’s dependents participated immediately prior to the effective date of termination, including major medical, dental, and vision, but excluding any self-funded group health plans.

In the event that Employee terminates this Agreement by resigning for good reason, in addition to payment of the accrued obligations, (A) Company shall pay Employee (i) a lump sum equal to one times Employee’s base salary as then in effect, and (ii) an amount equal to one times the amount of the annual bonus actually paid to Employee for the fiscal year immediately prior to the fiscal year in which the effective date of termination occurs, prorated based on the number of days actually worked in the fiscal year in which the effective date of termination occurs (calculated as the annual bonus that was actually paid to Employee for the fiscal year immediately prior to the fiscal year in which the effective date of termination occurs, multiplied by a fraction, the numerator of which is equal to the number of days the Employee worked in the fiscal year in which the effective date of termination occurs, and the denominator of which is equal to the total number of days in such year), in each case payable on Company’s first regular pay date that is on or after the 60th day following the effective date of termination; (B) for the period beginning on the effective date of termination and ending on the date that is 18 months after the effective date of termination, Company shall reimburse Employee for the COBRA premium.

If Employee terminates his employment with good reason or Company terminates Employee’s employment without Cause within twelve (12) months following a Change in Control, then in addition to payment of the accrued obligations, (A) Company shall pay Employee (i) a lump sum equal to one and a half (1.5) times Employee’s base salary as then in effect, and (ii) an amount equal to one and a half (1.5) times the amount of the annual bonus (as defined below) actually paid to Employee for the fiscal year immediately prior to the fiscal year in which the effective date of termination occurs, prorated based on the number of days actually worked in the fiscal year in which the effective date of termination occurs (calculated as the Annual Bonus that was actually paid to Employee for the fiscal year immediately prior to the fiscal year in which the effective date of termination occurs, multiplied by a fraction, the numerator of which is equal to the number of days the Employee worked in the fiscal year in which the effective date of termination occurs, and the denominator of which is equal to the total number of days in such year), in each case payable on Company’s first regular pay date that is on or after the 60th day following the effective date of termination; (B) for the period beginning on the effective date of termination and ending on the date that is 18 months after the effective date of termination, Company shall reimburse Employee for the COBRA Premium

“Good Reason” shall mean (1) the material breach of any of Company’s obligations under this Agreement without Employee’s written consent; (2) the change of Employee’s title or the assignment to Employee of any duties that materially adversely alter the nature or status of Employee’s office, title, and responsibilities, including reporting responsibilities, or action by Company that results in the material diminution of Employee’s position, duties or authorities, from those in effect immediately prior to such change in title, assignment or action, in each case, without Employee’s written consent; or (3) in the event that Employee and Company cannot agree on a relocation package, the relocation of the Employee’s principal place of employment, except for required travel on Company’s business to an extent substantially consistent with Employee’s obligations. To constitute Good Reason, Employee is required to provide notice to Company of the existence of the conditions constituting Good Reason within a period not to exceed ninety (90) days from the initial existence of the condition and Company must be provided a period of at least 30 days during which it may remedy the condition.

Restricted Stock Agreements

When we make grants of restricted stock to our executive officers, including the named executive officers, we enter into Restricted Stock Agreements with such executive officers that contain provisions that are triggered upon a termination of an executive officer or a change in control of our Company.

If an executive officer is terminated by the Company without cause, all restricted shares which have not become vested shall vest, and the period of restriction with respect to such restricted shares shall lapse, as of the date of the termination of participant by the Company without Cause.

In the event of a change in control at any time on or after the grant date, provided participant has not ceased to be an executive officer from the date of grant through the effective date of the change in control, all restricted shares which have not become vested shall vest, and the period of restriction with respect to such restricted shares shall lapse as of the effective date of the change in control.

Stock Option Agreements

When we make grants of stock options to our executive officers, including named executive officers, we enter into Stock Option Agreements with such executive officers that contain provisions that are triggered upon a termination of an executive officer of a change in control of our Company.

No additional shares shall vest after the date of termination of an optionee’s relationship, but the option shall continue to be exercisable with respect to that number of shares that have vested as of the date on which optionee’s relationship terminates.

Provided optionee’s relationship has not terminated from the grant date through the effective date of a change in control, the right to exercise the option shall accelerate automatically and vest in full effective as of immediately prior to the consummation of such a change in control unless the option is to be assumed by the acquiring or successor entity or new options or new incentives are to be issued in exchange therefor.

Compensation of Non-Employee Directors for Fiscal 2023

The following table sets forth information regarding the compensation received by each of our directors during 2023:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	Total

Kevin J. Conner	$72,000	$50,000	$—	$122,000
Tracy Ging (2)	$56,000	$—	$—	$56,000
J. Chris Jones	$62,000	$50,000	$—	$112,000
Nobuki Kurita	$62,000	$50,000	$—	$112,000
David G. Robson	$62,000	$50,000	$—	$112,000

(1)	On March 22, 2023, the Company granted 4,398 Restricted Shares of the Company’s common stock to each of the Company’s five independent directors. The restricted shares are scheduled to vest in full on the one-year anniversary of the grant date, subject to each independent director’s continued service as a director of the Company. No options were granted during the fiscal year.

(2)	On September 5, 2023 Tracy Ging notified the Company of her resignation from the Board of Directors. The restricted stock award granted on March 17, 2023 was forfeited upon her resignation.

Director Compensation

In January 2022, the Board adopted and approved a new director compensation policy (the “Director Compensation Policy”) pursuant to which the Company provides the following compensation to its non-employee Board members: (i) annual cash compensation of $50,000, effective as of October 1, 2021 and payable quarterly in advance; (ii) payment to each Board member of reasonable out-of-pocket expenses for travel costs to attend Board meetings; (iii) beginning with the 2022 Annual Meeting, annual grants of restricted shares of common stock with an aggregate grant date fair value of $50,000 to each Board member upon such Board member’s election or re-election, as applicable, to the Board at each annual meeting of stockholders, and (iv) annual payments to the Audit Committee Chair, Compensation Committee Chair and Nominating and Corporate Governance Committee Chair of $10,000, $7,500 and $5,000, respectively. Pursuant to the Director Compensation Policy, in fiscal year 2022, each of Ms. Ging and Messrs. Conner, Jones, Kurita and Robson was granted 674 restricted shares of Common Stock upon their re-election to the Board at the 2022 Annual Meeting.

As set forth in the Corporate Governance Guidelines, directors who are also employees of the Company will not be paid for Board membership in addition to their regular employee compensation. Accordingly, Mr. Higashida does not receive separate compensation for his service as a director of the Company.

Stock Options

During the fiscal year ended September 30, 2023, the Company granted 6,000 new stock options at an exercise price of $8.15 to an employee. These options shall vest and become exercisable one-third on each anniversary of the grant date. The options will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: expected volatility was based on the volatility of a peer group of companies for the year ended September 30, 2023. For the year ended September 30, 2023, the expected term of options granted was determined using the simplified method under SAB 107 which represents the mid-point between the vesting term and the contractual term. The risk-free rate is calculated using the U.S. Treasury yield curve and is based on the expected term of the option.

Compensation Recovery Policy

On January 20, 2023, our Board of Directors adopted a NuZee, Inc. Incentive-Based Compensation Clawback Policy (“Clawback Policy”), which provides for the clawback of certain compensation in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirements. The Clawback Policy is a supplement to any other clawback policies in effect now or in the future at the Company. The Incentive-Based Compensation subject to clawback is the Incentive-Based Compensation Received during the three completed fiscal years immediately preceding the date that the Company is required to prepare an accounting restatement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Our Board has adopted the 2013 Plan, the 2019 Plan, and the 2023 Plan for the purposes of promoting the long-term success of the Company and the creation of stockholder value. Our stockholders have approved the adoption of the 2013 Plan, the 2019 Plan, and the 2023 Plan. The 2013 Plan provides for the grant of stock options, restricted share awards, and stock appreciation rights. The 2013 Plan expires in October 2023. The 2019 and 2023 Plans provides for the grant of stock options and restricted shares.

The following table sets forth information concerning the 2013 Plan, the 2019 Plan, and the 2023 Plan as of September 30, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	96,458	$150.39	75,010
Equity compensation plans not approved by security holders	—	—	—
Total	96,458	$150.39	75,010

Management and Directors

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 6, 2024 by: (i) each director and nominee for director; (ii) each of the named executive officers named in the Summary Compensation Table set forth above; and (iii) all of the directors, nominees and executive officers as a group.

Except as otherwise indicated, all shares are owned directly, and the percentage shown is based on 1,298,414 shares of Common Stock issued and outstanding on June 6, 2024.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Randell Weaver	6,000	0.5%
J. Chris Jones (2)	11,596	0.9%
David G. Robson (2)	11,596	0.9%
Yanli Hou	0	0.0%
Jianshuang Wang	0	0.0%
Changzheng Ye	0	0.0%
All directors, nominees and executive officers as a group (6 persons)	29,192	2.3%

(1)	Includes (a) 405 shares of Common Stock owned by NuZee Co., Ltd., an entity of which Mr. Higashida is the majority owner, and (b) options to purchase 14,477 shares of Common Stock that may be exercised within 60 days of June 6, 2024.

(2)	Includes options to purchase 6,524 shares of Common Stock that may be exercised within 60 days of June 6, 2024.

Other Beneficial Owners

The following table sets forth certain information regarding beneficial ownership by other persons known to us to own more than 5% of our outstanding common stock as of June 6, 2024 based on 1,298,414 shares of common stock outstanding as of such date.

	Amount and Nature of Beneficial Ownership
Name and Address of	Voting Power		Investment Power			Percent of
Beneficial Owner	Sole	Shared	Sole	Shared	Aggregate	Class
Sooncha Kim, 8/F., Nihombashi MM Bldg., 3-5-12 Nihombashi, Chou-Ki, 103-0027, Tokyo, Japan	115,567	—		—	115,567	8.9%
Future Science and Technology Co. Ltd. of CHAOYANG District, YI AN MEN 37-111, 100000, Beijing, China.(1)	165,860	—		—	165,860	11.3%
Xiang Zhang of Room 507-1, Building 2, No. 3, Liansheng Road, Wuchang Street, Yuhang District, Hangzhou City, Zhejiang Province, China.(2)	276,434	—		—	276,434	17.6%

1. Based upon the beneficial ownership report on Schedule 13G filed with the SEC on May 6, 2024, and (i) 1,298,414 shares of common stock issued and outstanding; (ii) a convertible note initially convertible into 82,930 shares of common stock beneficially owned by the reporting person; and (iii) a warrant exercisable to purchase 82,930 shares of common stock beneficially owned by the reporting person.

2.  Based upon the beneficial ownership report on Schedule 13G filed with the SEC on May 6, 2024, and (i) 1,298,414 shares of common stock issued and outstanding; (ii) a convertible note initially convertible into 138,217 shares of common stock beneficially owned by the reporting person; and (iii) a warrant exercisable to purchase 138,217 shares of common stock beneficially owned by the reporting person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as set forth below, other than the director and executive officer compensation, there has not been any transaction or series of transactions since October 1, 2020, nor is there any currently proposed transaction, in which:

●	we have been or are to be a participant;
●	the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years; and
●	any of our directors, executive officers or, to our knowledge, beneficial owners of 5% or more of our capital stock, or any immediate family member of or person sharing the household with any of these individuals or entities, had or will have a direct or indirect material interest.

Mr. Sooncha Kim, who beneficially owns approximately 8.9% of our Common Stock (based on total shares outstanding as of June 6, 2024 and information reported on Schedule 13G filed with the SEC on February 7, 2023), purchased 24,286 shares of Common Stock for an aggregate purchase price of approximately $697,000 on August 10, 2022 in our underwritten public offering (the “Registered Offering”) of Common Stock, which we completed pursuant to an Underwriting Agreement dated as of August 7, 2022 and a prospectus supplement to our effective shelf registration statement on Form S-3 (Registration No. 333-248531). Mr. Sooncha Kim purchased shares of Common Stock in the Registered Offering from the underwriter on the same terms as all other investors participating in the Registered Offering. The Board pre-approved Mr. Sooncha Kim’s purchase of shares of Common Stock in the Registered Offering in accordance with our Related Party Transaction Policy.

In November, 2023, Mr. Sooncha Kim also purchased 46,800 shares of Common Stock and warrants to purchase an additional 5,200 shares for an aggregate purchase price of approximately $130,000 in a Private Placement transaction. The Board pre-approved Mr. Sooncha Kim’s purchase of shares of Common Stock and warrants in accordance with our Related Party Transaction Policy.

Independence of Members of the Board

We require that a majority of our Board be independent in accordance with the rules of the Nasdaq Capital Market. Our Board has undertaken a review of the independence of our directors and considered whether any director has any direct or indirect material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board has affirmatively determined that Messrs. Conner, Jones, Kurita and Robson, representing four of our five current directors, all of whom served on the Board throughout fiscal year 2023, are “independent directors” as defined under SEC rules and the listing standards of the Nasdaq Capital Market. All of the current members of the Board’s committees are also independent under such standards. The Board acts independently of management and regularly holds independent director sessions of the Board without members of management present. Mr. Higashida is not considered independent due to his service as an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed for professional audit services rendered by MaloneBailey for the audit of our annual financial statements for the fiscal years ended September 30, 2023 and 2022, and fees billed for other services rendered by MaloneBailey during those periods.

Fee Category	Fiscal Year 2023	Fiscal Year 2022
Audit Fees(1)	$258,250	$202,684
Tax Fees(2)	2,060	12,360
Audit-Related Fees(3)	$20,300	$79,000
All Other Fees(4)	—	—
Total Fees	$280,610	$294,044

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our Company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

(3)	Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(4)	All Other Fees consist of the aggregate fees billed in each of the last two fiscal years for the products and services provided by our auditors, other than the products and services included in Audit Fees, Tax Fees, and Audit-Related Fees.

The Audit Committee has concluded that the provision of the non-audit services listed above was compatible with maintaining the independence of MaloneBailey, and all such services were approved by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and other services rendered by our independent registered public accounting firm, subject to de minimis exceptions for non-audit services set forth in the applicable rules of the SEC. In fiscal year 2023, our independent registered public accounting firm was not engaged to perform any non-audit services, except for a minimal amount of tax services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 20, 2023, SEC File Number 001-39338).
3.1	Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684).

3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157).
3.4	Third Amended and Restated Bylaws of the Company, effective March 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, SEC File Number 001-39338).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).
4.3	Series A Warrant Agent Agreement (including the terms of the Series A Warrant) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).
4.4	Series B Warrant Agent Agreement (including the terms of the Series B Warrant) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2022, SEC File Number 001-39338).
4.6	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2023, SEC File Number 001-39338).
10.3†	NuZee, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on November 12, 2019, SEC File Number 333-234643).
10.4†	NuZee, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on November 12, 2019, SEC File Number 333-234643).
10.5	Multi-Tenant Industrial Triple Net Lease, dated May 9, 2019 by and between NuZee, Inc. and Icon Owner Pool I Texas LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on March 10, 2020, SEC File Number 333-234643).
10.7†	Form of Stock Option Agreement (2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on December 28, 2020, SEC File Number 001-39338).
10.8†	Form of Stock Option Agreement (2019 Stock Incentive Plan) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on December 28, 2020, SEC File Number 001-39338).
10.9†	Form of Restricted Stock Award Agreement under the NuZee, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2021, SEC File Number 001-39338).
10.12†	Form of Stock Option Agreement under the NuZee, Inc. 2019 Stock Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2021, SEC File Number 001-39338).
10.14†	Form of Stock Option Agreement under NuZee, Inc. 2013 Stock Incentive Plan (Time-Based) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2022, SEC File Number 001-39338).
10.15†	Form of Stock Option Agreement under NuZee, Inc. 2013 Stock Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2022, SEC File Number 001-39338).
10.16†	Form of Restricted Stock Award Agreement under the NuZee, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2022, SEC File Number 001-39338).
10.17†	Description of Registrant’s Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q filed on May 12, 2022, SEC File Number 001-39338).
10.19†	Second Amended and Restated Employment Agreement, dated as of November 4, 2022, by and between NuZee, Inc. and Shana Bowman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2022, SEC File Number 001-39338).
10.20†	Employment Agreement, dated as of August 16, 2023, by and between NuZee, Inc. and Randell Weaver (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K (File No. 001-39338), filed with the SEC on January 16, 2024).
10.21†	Third Amended and Restated Employment Agreement, dated as of August 16, 2023, by and between NuZee, Inc. and Shana Bowman (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K (File No. 001-39338), filed with the SEC on January 16, 2024).
21.1	Subsidiaries of NuZee, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).

23.1	Consent of MaloneBailey, LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 of the Company’s Form 10-K (File No. 001-39338), filed with the SEC on January 16, 2024).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Company’s Form 10-K (File No. 001-39338), filed with the SEC on January 16, 2024).
31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of the Company’s Form 10-K (File No. 001-39338), filed with the SEC on January 16, 2024).

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Form 10-K (File No. 001-39338), filed with the SEC on January 16, 2024).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Form 10-K (File No. 001-39338), filed with the SEC on January 16, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

† Indicates management contract or compensatory plan.

+ Certain schedules to this agreement have been omitted pursuant to Item 601 of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUZEE, INC.

Dated: June 14, 2024	By:	/s/ Randell Weaver
	Name:	Randell Weaver
	Title:	Co-Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer Secretary, and Treasurer (Co-Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jianshuang Wang
Name:	Jianshuang Wang
Title:	Co-Chief Executive Officer, Director (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randell Weaver		June 14, 2024
Randell Weaver	Co-Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer Secretary, and Treasurer (Co-Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

/s/ Jianshuang Wang		June 14, 2024
Jianshuang Wang	Co-Chief Executive Officer, Director (Co-Principal Executive Officer)

/s/ J. Chris Jones		June 14, 2024
J. Chris Jones	Director

/s/ David G. Robson		June 14, 2024
David G. Robson	Director

/s/ Yanli Hou		June 14, 2024
Yanli Hou	Director

/s/ Changzheng Ye		June 14, 2024
Changzheng Ye	Director

