Form 10-Q
period 2024-06-30
NuZee, Inc.
filed 2024-08-19
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐ No ☒

As of August 9, 2024, the registrant had 5,005,170 shares of common stock outstanding.

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

Forward-looking statements in this report may include, without limitation, statements regarding:

●	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our products, provide our co-packing services, and to continue as a going concern;

●	our expectation that our existing capital resources will be sufficient to fund our operations for at least the next three months and our expectation to need additional capital to fund our planned operations beyond that;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our expectations regarding our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market;

●	the impact to our business, including any supply chain interruptions, resulting from changes in general economic, business and political conditions, including changes in the financial markets and macroeconomic conditions resulting from a pandemic;

●	the evolving coffee preferences of coffee and maca product consumers in North America and East Asia;

●	the size and growth of the markets for our products and co-packing services;

●	our ability to compete with companies producing similar products or providing similar co-packing services;

●	our ability to successfully achieve the anticipated results of strategic transactions;

●	our expectation regarding our future co-packing revenues;

●	our ability to develop or offer innovative new products and services, and expand our co-packing services to other products that are complementary to our current single serve coffee product offerings;

●	our expectations regarding additional manufacturing, coffee roasting and co-packing capabilities to be provided through our manufacturing partners, as well as our manufacturing partners’ ability to successfully facilitate distribution efforts;

●	our reliance on third-party roasters or manufacturing partners to roast coffee beans necessary to manufacture our products and to fulfill every aspect of our co-packing services;

●	regulatory developments in the U.S. and in non-U.S. countries;

●	our ability to retain key management, sales and marketing personnel;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

●	our ability to develop and maintain our corporate infrastructure, including our internal control over financial reporting;

●	the outcome of pending, threatened or future litigation;

●	our financial performance; and

●	our use of the net proceeds from our securities offerings.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in the section of our Annual Report on Form 10-K filed with the SEC on January 16, 2024, as amended, titled “Risk Factors” and sections of this report that describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

Item 1. Financial Statements

NuZee, Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	September 30, 2023
ASSETS
Current assets:
Cash	$374,458	$982,869
Accounts receivable, net	371,845	499,582
Inventories, net	937,166	772,825
Current assets held for disposition	-	706,925
Prepaid expenses and other current assets	240,906	414,048
Total current assets	1,924,375	3,376,249

Property and equipment, net	375,498	184,763

Other assets:
Right-of-use asset - operating lease	200,295	403,258
Investment in unconsolidated affiliate	158,470	162,259
Intangible assets, net	87,500	110,000
Long-term assets held for disposition	-	197,409
Other assets	2,353	7,060
Total other assets	448,618	879,986

Total assets	$2,748,491	$4,440,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,378,370	$1,814,035
Notes payable	221,154	4,753
Lease liability - operating lease	100,712	216,128
Lease liability - finance lease	824	26,048
Deferred income	25,127	379,795
Current liabilities held for disposition	-	115,644

Total current liabilities	2,726,187	2,556,403

Non-current liabilities:
Lease liability - operating lease, net of current portion	-	162,301
Non-current liabilities held for disposition	-	47,937
Other noncurrent liabilities	215,917	-
	215,917	210,238

Total liabilities	$2,942,104	$2,766,641

Stockholders’ equity:
Common stock; 200,000,000 shares authorized, $0.00001 par value; 2,387,434 and 748,644 shares issued and outstanding as of June 30, 2024, and September 30, 2023, respectively	24	8
Additional paid in capital	78,266,339	74,925,843
Accumulated deficit	(78,614,726)	(73,371,987)
Accumulated other comprehensive income	154,750	120,493
Total stockholders’ (deficit) equity	(193,613)	1,674,357

Total liabilities and stockholders’ equity	$2,748,491	$4,440,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
Revenues, net	$366,888	$268,023	$1,641,955	$1,205,123
Cost of sales	513,101	262,474	1,820,140	1,237,315
Gross profit	(146,213)	5,549	(178,185)	(32,192)

Operating expenses	1,335,371	1,882,269	4,748,076	5,794,126
Loss from operations	(1,481,584)	(1,876,720)	(4,926,261)	(5,826,318)

Loss from equity method investment	(1,666)	(1,853)	(3,789)	(5,350)
Other income	335,838	49,338	412,580	139,601
Other expense	(44,913)	(60,353)	(145,140)	(181,667)
Interest income (expense), net	(109)	3,298	(1,277)	15,573
Net loss from continuing operations	(1,192,434)	$(1,886,290)	(4,663,887)	$(5,858,161)

Loss from discontinued operations	(98,086)	(139,047)	(429,175)	(318,255)
Loss from disposition of discontinued operations	(149,677)	-	(149,677)	-

Net loss	$(1,440,197)	(2,025,337)	$(5,242,739)	$(6,176,416)

Per Share Information – basic and diluted

Loss from continuing operations	$(0.76)	$(2.45)	$(3.48)	$(8.18)

Loss from discontinued operations	$(0.06)	$(0.18)	$(0.32)	$(0.44)

Net loss	$(0.92)	$(2.63)	$(3.91)	$(8.62)

Basic and diluted weighted average number of common stock outstanding	1,561,410	770,063	1,341,059	716,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	NuZee, Inc.
For the three months ended June 30	2024	2023
Net loss	$(1,440,197)	$(2,025,337)

Foreign currency translation	(16,309)	(19,331)
Total other comprehensive income net of tax	(16,309)	(19,331)
Comprehensive loss	$(1,456,506)	$(2,044,668)

	NuZee, Inc.
For the nine months ended June 30	2024	2023
Net loss	$(5,242,739)	$(6,176,416)

Foreign currency translation	34,257	53,287
Total other comprehensive income net of tax	34,257	53,287
Comprehensive loss	$(5,208,482)	$(6,123,129)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	Income	Total

Balance September 30, 2023	748,644	$8	$74,925,843	$(73,371,987)	$120,493	$1,674,357

Common Stock issued for cash	488,750	5	1,277,113	-	-	1,277,118
Stock option expense	-	-	11,505	-	-	11,505
Issued private placement	46,800	-	129,662	-	-	129,662
Other comprehensive income	-	-	-	-	42,408	42,408
Net loss	-	-	-	(2,148,611)	-	(2,148,611)
Balance December 31, 2023	1,284,194	$13	$76,344,123	$(75,520,598)	$162,901	$986,439
Stock option expense	-	-	54,443	-	-	54,443
Issued private placement	14,220		29,994	-	-	29,994
Other comprehensive income	-	-	-	-	8,158	8,158
Net loss	-	-	-	(1,653,931)	-	(1,653,931)
Balance March 31, 2024	1,298,414	$13	$76,428,560	$(77,174,529)	$171,059	$(574,897)

Common Stock issued for cash	1,089,020	11	1,819,988	-	-	1,819,999
Stock option expense	-	-	17,791	-	-	17,791
Issued private placement Other comprehensive income	-	-	-	-	(16,309)	(16,309)
Net loss	-	-	-	(1,440,197)	-	(1,440,197)
Balance June 30, 2024	2,387,434	24	78,266,339	(78,614,726)	154,750	(193,613)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance September 30, 2022	676,229	$7	$74,281,418	$(64,622,520)	$83,894	$9,742,799
Stock option expense	-	-	197,108	-	-	197,108
Restricted stock compensation	-	-	62,839	-	-	62,839
Round-up shares issued in reverse split	8,859	-	-	-	-	-
Other comprehensive income	-	-	-	-	115,583	115,583
Net loss	-	-	-	(2,183,206)	-	(2,183,206)
Balance December 31, 2022	685,088	$7	$74,541,365	$(66,805,726)	$199,477	$7,935,123
Common stock issued for services	6,000	-	57,120	-	-	57,120
Forgiveness of stock issuance costs	-	-	25,000	-	-	25,000
Stock option expense	-	-	(114,482)	-	-	(114,482)
Restricted stock compensation	78,151	1	51,939	-	-	51,940
Other comprehensive loss	-	-	-	-	(42,965)	(42,965)
Net loss	-	-	-	(1,967,873)	-	(1,967,873)
Balance March 31, 2023	769,239	$8	$74,560,942	$(68,773,599)	$156,512	$5,943,863
Common stock issued for services	7,500	-	78,750	-	-	78,750
Forgiveness of stock issuance costs	-	-	15,000	-	-	15,000
Stock option expense	-	-	107,754	-	-	107,754
Restricted stock compensation	-	-	61,996	-	-	61,996
Other comprehensive loss	-	-	-	-	(19,331)	(19,331)
Net loss	-	-	-	(2,025,337)	-	(2,025,337)
Balance June 30, 2023	776,739	$8	$74,824,442	$(70,798,936)	$137,181	$4,162,695

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 30, 2024	June 30, 2023

Operating activities:
Net loss	$(5,242,739)	$(6,176,416)
Net loss from discontinued operations	429,175	318,255
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142,107	175,995
Noncash lease expense	308,788	171,718
Stock option expense	83,739	367,155
Issuance of common stock for services	-	135,870
Bad debt expense	24,049	24,049
Loss on disposition of asset	-	41,108
Loss from equity method investment	3,789	5,350
Change in operating assets and liabilities:
Accounts receivable	103,688	99,428
Inventories	(164,341)	(218,394)
Prepaid expenses and other current assets	173,142	218,271
Other assets	4,707	7,061
Accounts payable, accrued expenses and other current liabilities	564,335	390,793
Deferred income	(354,668)	28,934
Lease liability – operating lease	(383,542)	(195,366)
Other non-current liabilities	37,229	-
Net cash used in operating activities	(4,270,542)	(4,606,189)

Investing activities:
Purchase of equipment	(310,342)	(31,813)
Net cash used in investing activities	(310,342)	(31,813)

Financing activities:
Repayment of loans	(429,933)	(5,932)
Borrowings from loans	398,754
Proceeds from sale of future receipts	195,001
Repayment of finance lease	(25,224)	(21,729)
Repayment of equipment finance	(31,626)
Proceeds from equipment finance	262,893	-
Proceeds from issuance of convertible note	320,000
Proceeds from issuance of common stock for cash	1,277,118	-
Proceeds from private placement	1,659,655
Net cash provided by (used in) financing activities	3,626,638	(27,661)

Discontinued Operations:
Net income (loss) from discontinued operations	(429,175)	(318,255)
Adjustments to reconcile net income (loss) to net cash
Depreciation from discontinued operations	3,690	5,337
Changes in operating assets and liabilities	737,063	(403,545)
Cash Flows from operating activities	311,578	(716,463)
Cash Flows from investing activities	-	-
Cash Flows from financing activities	-	-

Effect of foreign exchange on cash	34,257	53,287
Net change in cash	(608,411)	(5,328,839)
Cash, beginning of period	982,869	8,262,319
Cash, end of period	$374,458	$2,933,480

Supplemental disclosure of cash flow information:
Cash paid for interest-continuing operations	$1,416	$3,760
Cash paid for taxes-continuing operations	3,048	8,090

Cash paid for interest-discontinued operations	$-	$-
Cash paid for taxes-discontinued operations	-	-

Non-cash transactions:
Forgiveness of stock issuance costs	-	40,000
ROU assets and liabilities added during the period	$105,825	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NuZee, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

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

The Company had two wholly owned international subsidiaries in NuZee KOREA Ltd. “NuZee KR”) and NuZee Investment Co., Ltd. “NuZee INV”). Effective June 7, 2024 the Company entered into an agreement to sell both subsidiaries.

Discontinued Operations

On June 7, 2024, the Company consummated the sale of its subsidiaries, NuZee Korea and NuZee Investment, to its former CEO, Chairman and co-founder. The Company elected to focus its efforts and resources on its Dripkit investment, the single serve pour over and brew bag market in North America and its recently introduced bagged coffee processing services in North America. The transaction for the sale of the subsidiaries is accounted for as discontinued operations in accordance with ASC 205-20.

The following table summarizes the major categories of income and expense for the discontinued operations sold on Jun 7, 2024.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
Revenues, net	$157,440	$380,584	$842,121	$1,360,998
Cost of sales	149,875	333,980	773,534	1,164,491
Gross profit	7,565	46,604	68,587	196,507

Operating expenses	106,480	185,646	476,532	533,918
Loss from operations	(98,915)	(139,042)	(407,945)	(337,411)

Other income and (expense)	829	(5)	(21,230)	19,156
Loss from discontinued operations	(98,086)	(139,047)	(429,175)	(318,255)
Loss from disposition of discontinued operations	(149,677)	-	(149,677)	-

Net loss	$(247,763)	$(139,047)	$(578,852)	$(318,255)

Reclassifications of Prior Year Amounts

Certain prior year amounts have been reclassified for consistency with the current year presentation. The reclassifications had no effect on the reported results of operations or net assets of the Company.

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

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of June 30, 2024 and June 30, 2023, the total number of common stock equivalents was 225,225 and 253,862, respectively, and composed of stock options and warrants. The Company incurred a net loss for the three and nine months ended June 30, 2024 and 2023, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Going Concern and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital and the commercialization and manufacture of its single serve coffee products. The Company has grown revenues from its principal operations; however, there is no assurance of future revenue growth similar to historical levels. As of June 30, 2024, the Company had cash of $ 374,458 and working capital of $ (801,812). The Company has not attained profitable operations since inception. The accompanying consolidated financial statements have been prepared in accordance with GAAP, which contemplates continuation of the Company as a going concern. The Company has had limited revenues, recurring losses and an accumulated deficit. These items raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations and to raise additional capital for the further development and marketing of the Company’s products and business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2024 and September 30, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may or may not maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company had $82,685 of allowance for doubtful accounts as of June 30, 2024 and $58,636 allowance for doubtful accounts as of September 30, 2023.

Major Customers

In the nine months ended June 30, 2024 and 2023, revenue was primarily derived from major customers disclosed below.

Nine months ended June 30, 2024:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer CL	$1,142,865	70%	$138,246	37%

Nine months ended June 30, 2023:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer CL	$391,232	32%	$94,487	58%
Customer CN	426,748	35%	22,064	13%

Lease

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The Company implemented ASU No. 2016-02 on October 1, 2019.

The Company performs a quarterly analysis of leases to determine if there are any operating leases that require recognition under ASC 842. The Company had a long-term operating lease for office and manufacturing space in Plano, Texas. The leased property in Plano, Texas, had a lease term which expired on June 30, 2024. The lease has an option to extend beyond the stated termination date, but the option was not exercised. The Company is in the process of exiting the lease along with its subtenant. This lease was not included under ASC 842 because it is expired.

In May 2022, the Company renewed the office and manufacturing space in Vista, California which was scheduled to expire on January 31, 2023, through March 31, 2025. The lease has a monthly base rent of $8,451, plus common area expenses. Along with the extension, we leased an additional 1,796 square feet that has a monthly base rent of $2,514 through March 31, 2025. We extended our sub-leased property in Vista, California, through January 31, 2023. The lease has a monthly rent of $2,111 and has been calculated as a ROU Asset co-terminus with the direct-leased property. The Company sold its operation in Seoul, Korea and has removed remaining asset and liabilities for ROU as of June 2024.

As of June 30, 2024, our operating leases had a weighted average remaining lease term of 0.75 year and a weighted-average discount rate of 5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2023	$403,258
ROU Asset added during the period	105,825
Amortization and removal during the period	(308,788)
ROU Asset – June 30, 2024	$200,295

Lease Liability – October 1, 2023	$378,429
Lease Liability added during the period	105,825
Amortization and removal during the period	(383,542)
Lease Liability – June 30, 2024	$100,712

Lease Liability – Short-Term	$100,712
Lease Liability – Long-Term	-
Lease Liability – Total	$100,712

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of June 30, 2024:

Amounts due within twelve months of June 30,

2025	$100,712
2026	-
Total Minimum Lease Payments	100,712
Less Effect of Discounting	-
Present Value of Future Minimum Lease Payments	100,712
Less Current Portion of Operating Lease Liabilities	100,712
Long-Term Operating Lease Liabilities	$-

On October 9, 2019, the Company entered into a lease agreement with Alliance Funding Group which provided for a sale lease back on certain packing equipment. The terms of this agreement require us to pay $2,987 per month through June 2024. All financing leases have been paid off as of June 30, 2024. The Company incurred interest expense of $1,416 during the nine months ended June 30, 2024.

Lease expenses included in operating expense for the nine months ended June 30, 2024, and 2023 was $140,877 and $147,327, respectively. Lease expense, which represents sublease expense included in other expense for the nine months ended June 30, 2024 and 2023 was $144,690 and $140,559, respectively.

Cash and non-cash activities associated with the leases for the nine months ended June 30, 2024, are as follows:

Operating cash outflows from operating leases:	$140,877
Operating cash outflows from finance lease:	$1,303
Financing cash outflows from finance lease:	$15,297

In September 2020, we subleased the space at 1700 Capital Avenue in Plano, Texas, effective October 1, 2020 under favorable terms that are co-terminus with the original lease ending June 30, 2024. During the nine months ended June 30, 2024 and 2023, the Company recorded sublease income of $119,275 and $133,443, respectively. As of June 30, 2024, the lease expired but the subtenant remained in the facility subject to holdover provisions. As of August 1, 2024, the Company has been removed from any direct relationship in the lease or sublease and is working through the exit requirements with the subtenant and landlord.

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustment attributable to NuZee, Inc. recorded to other comprehensive loss amounted to $34,257 and $53,287 for the nine months ended June 30, 2024 and 2023, respectively.

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

The Company accounts for NLA using the equity method of accounting since the management of day-to-day operations at NLA ultimately lies with the Company’s joint venture partner as the operations of NLA are based in its partners facilities as well as our partner appoints the Chairman of the joint Board. As of June 30, 2024, the activity in NLA consisted of the contribution of two machines as described above and other start up and initial sales and marketing related activities. $3,789 and $5,350 of losses were recognized under the equity method of accounting for the nine months ended June 30, 2024 and 2023, respectively.

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

For the nine months ended June 30, 2024 and 2023, the Company had no sales allowances for estimated returns. Historically, the Company has experienced minimal returns. Any future returns are not expected to be material.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of June 30, 2024 and September 30, 2023 is as follows:

	June 30, 2024	September 30, 2023
Prepaid expenses and other current assets	$240,906	$414,048

The Prepaid expenses and other current assets balance of $240,906 as of June 30, 2024 primarily consists of prepaid rent, prepaid insurance and financing fees. The balance of $414,048 as of September 30, 2023 primarily consists of prepaid insurance, deposits for professional services, and rent.

Inventory

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower of cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. At June 30, 2024 and September 30, 2023, the carrying value of inventory of $937,166 and $772,825 respectively, reflected on the consolidated balance sheets is net of this adjustment.

	June 30, 2024	September 30, 2023
Raw materials	$920,178	$766,916
Finished goods	$16,988	5,909
Total	$937,166	$772,825

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. The Company generally depreciates property and equipment on a straight-line basis over the estimated useful lives of the assets after the assets are placed in service except for NuZee KR which uses the declining balance method. Office equipment is depreciated over a 3-year life, furniture over a 7-year life, and other equipment over a 5-year life. Depreciation expense for the nine months ended June 30, 2024 and 2023 was $119,607 and $153,495, respectively. Repair and maintenance costs are expensed as incurred. Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of property and equipment that exceed $1,000 are capitalized. Property and equipment as of June 30, 2024 and September 30, 2023 consist of:

	June 30, 2024	September 30, 2023
Machinery & Equipment	1,456,064	1,145,722
Vehicles	57,431	57,431
Leasehold Improvements	-	-
Less - Accumulated Depreciation	(1,137,997)	(1,018,390)
Net Property and Equipment	$375,498	$184,763

The Company is required to make deposits or prepayments and progress payments on equipment purchases before the Company receives possession and title. As a result, the Company accounts for such payments as Other Assets until it has possession at which time the equipment is recorded as Property and Equipment. There were no such deposits as of June 30, 2024 or September 30, 2023.

Loans

On April 1, 2019, the Company purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at June 30, 2024 and September 30, 2023 amounted to $0 and $4,753, respectively.

On March 1, 2024, the Company entered into an unsecured finance agreement in the amount of $200,000 with an annual interest rate of approximately 23%. Proceeds received, net of fees, were $195,000. Repayments are biweekly in the amount of $4,730. The unsecured finance agreement allows collection of a specified percentage of future receipts, estimated at $4,730 biweekly. The actual collection may be adjusted based on an increase or decrease in future receipts as provided in the agreement.

The Company entered into a financing arrangement on February 15, 2024 with Bill.com wherein it has the option to finance certain accounts receivable at a 3% face discount. The advance against the accounts receivable is repaid when the customer pays the invoice. As of June 30, 2024, outstanding advances of $73,848 were due to be repaid to Bill.com.

Other noncurrent liabilities

On October 12, 2023, the Company entered into a finance agreement with a lender for the purchase of packaging equipment with future payments of $262,893 (net of deferred financing costs) which amount is included in other noncurrent liabilities. The packaging equipment is expected to be delivered in the fourth quarter of fiscal 2024 at which time it will be placed into service.

2. GEOGRAPHIC CONCENTRATION

The Company is organized based on fundamentally one business segment. Through June 7, 2024 it sold its products on a world-wide basis. The Company operated in in three geographical segments. The Company co-packed product for customers and produced and sold its products directly in North America and Korea. With the sale of its Korean subsidiary, the Company no longer sells products in Korea. The Company previously had a minimally staffed office in Japan that provided support for import and export of product and materials between the U.S. and Japan, as well as investor relations support to its stockholders based in Japan; these functions are now supported by the Company’s personnel residing in the United States, and the Japanese subsidiary was sold.

As of June 7, 2024 all revenues are from North America, and all property and equipment is located in North America.

3. INTANGIBLE ASSETS

Identifiable life intangible assets

As of June 30, 2024, the Company’s intangible assets consisted of unamortized tradename asset of $87,500 which is being amortized over five years from the date of acquisition at a rate of $30,000 per year.

Amortization expense was $22,500 for the nine months ended June 30, 2024.

Amortization expense for the next four fiscal years is as follows:

Tradename Amortization
2024	7,500
2025	30,000
2026	30,000
2027	20,000
Grand Total	87,500

4. ISSUANCE OF EQUITY SECURITIES

Private Placement

On June 4, 2024, the Company entered into a Securities Purchase Agreement (“SPA”) with certain investors providing for the sale of 866,048 share of the Company’s common stock for an aggregate purchase price of $1,500,000. The purchase, sale and issuance of the shares of commons stock took place on June 7, 2024.

On June 4, 2024 in connection with the SPA, the Company entered into a Registration Rights Agreement providing, among other things, that the Company would as soon as reasonably practicable, and no later than June 13, 2024, file with the SEC a registration statement registering the resale of the shares of common stock.

Convertible Notes and Warrant Purchase Agreement

On April 27, 2024, the Company entered into a convertible note and warrant purchase agreement with certain investors providing for the private placement of convertible promissory notes in the aggregate principal amount of $320,000 and warrants to purchase up to an aggregate of 221,147 shares of the Company’s common stock. The closing of the private placement occurred on May 2, 2024.

On April 27, 2024 in connection with the agreement, the Company entered into a Registration Rights Agreement providing, among other things, that the Company would as soon as reasonably practicable file with the SEC a registration statement registering the resale of the shares of common stock issuable upon the conversion of the notes and the shares of common stock issuable upon the exercise of the warrants.

On June 12, 2024, the investors exercised their conversion option and converted the promissory notes to shares of commons stock. As a result of the conversion, 222,972 shares of common stock were issued to the investors.

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

The Company recognized common stock compensation expense of $83,739 in the nine months ending June 30, 2024 as compared to $176,775 in the nine months ending June 30, 2023.

The following table summarizes the restricted common shares activities for the nine months ended June 30, 2024 and 2023:

	2024	2023
Number of shares outstanding at September, 2023 and 2022	50,056	3,370
Restricted shares granted	-	80,609
Restricted shares forfeited	(13,561)	(2,458)
Restricted shares vested	(17,592)	(3,370)
Number of shares outstanding at June 30, 2024 and 2023	18,903	78,151

During the nine months ended June 30, 2024, 13,561 restricted shares were forfeited because of the termination of employment or performance goals not achieved.

During the nine months ended June 30, 2023, the Company issued 7,500 shares of common stock for services rendered.

5. STOCK OPTIONS AND WARRANTS

Options

During the nine months ended June 30, 2024, the Company granted no new stock options.

During the nine months ended June 30, 2024, 30,107 stock options were forfeited or expired because of termination of employment, expiration of options and performance conditions not met.

The following table summarizes stock option activity for the nine months ended June 30, 2024.

	Number of Shares Issuable Upon Exercise of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2023	96,458	$150.39	5.84	$-
Forfeited and expired	(30,107)	93.07	-0-	-
Outstanding at June 30, 2024	66,351	$175.24	2.27	$-
Exercisable at June 30, 2024	59,089	$193.51	1.48	$-

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $10,823 and $190,380 for the nine months ended June 30, 2024 and June 30, 2023, respectively. Unamortized option expense as of June 30, 2024, for all options outstanding amounted to $20,300. These costs are expected to be recognized over a weighted average period of 1.62 years.

A summary of the status of the Company’s nonvested options as of June 30, 2024, is presented below:

Nonvested options

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at September 30, 2023	24,029	$80.73
Granted	-	-
Forfeited	(16,119)	103.83
Vested	(648)	352.55
Nonvested options at June 30, 2024	7,262	$24.27

Warrants

During the nine months ended June 30, 2024, the Company granted 6,476 new warrants to purchase shares of common stock and did not issue any shares upon the exercise of outstanding warrants to purchase shares of common stock.

The following table summarizes warrant activity for the nine months ended June 30, 2024:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2023	152,398	$158.24	2.65	$-
Issued	6,476	2.64
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2024	158,874	$151.90	2.00	-
Exercisable at June 30, 2024	158,874	$151.90	2.00	$-

6. CONTINGENCY

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

On January 16, 2024, a mediation hearing was held. After the close of business, the mediator suggested a settlement amount of $500,000 which both parties agreed to accept. On June 19, 2024 (the “Effective Date”), Steeped and the Company entered into a settlement agreement outlining the payment schedule for the $500,000 according to the following schedule: $100,000 within 20 business days of the Effective Date, $200,000 within 40 business days of the Effective Date and $200,000 within 80 business days of the Effective Date. The settlement amount is accrued in the financial statements as of June 30, 2024 and is included in current liabilities.

Curtin Litigation

As previously disclosed, on January 6, 2023, a former employee of the Company, Rosaline Curtin (“Ms. Curtin”), filed a complaint against the Company and another former employee of the Company, Jose Ramirez (“Mr. Ramirez”), in the Superior Court of California, County of San Diego (Case No. 37-2023-00000841-CU-WT-NC) (the “Curtin Complaint”). The Curtin Complaint alleges that Ms. Curtin was subject to harassment by her supervisor, Mr. Ramirez, and gender discrimination throughout her employment, that she reported this discrimination and harassment to the Company, and that the Company retaliated against her and wrongfully terminated her for whistleblowing and failed to prevent discrimination, harassment, and retaliation. The Curtin Complaint seeks compensatory damages, including loss of past, present and future earnings, and benefits, as well as punitive damages, penalties, attorney’s fees and costs and interest. The Company has responded to the complaint on behalf of the Company and Mr. Ramirez and prevailed on December 22, 2023, prevailed on its motion to compel. Arbitration proceedings have been initiated, and the parties have agreed on an arbitrator. On May 24, 2024, a management conference was held in the arbitration and a hearing date was scheduled for January 13-17, 2025. Discovery is underway and the Company’s responses and objections to Curtin’s discovery demands are due on August 9, 2024. Curtin’s discovery responses and objections to the Company’s discovery demands are due on August 23, 2024. The Company believes the allegations set forth in the Curtin Complaint are without merit and intends to defend vigorously against the allegations. However, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in its defense.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Other

On July 29, 2024, the Company received a letter from an investor alleging that the Company has breached a purported agreement by failing to satisfy certain alleged obligations. The investor has demanded fulfillment of the alleged obligations, undisclosed monetary damages, legal fees and interest. He has indicated he will seek Court intervention if the Company fails to adequately address his demands. The Company and its counsel are reviewing the matter.

7. SUBSEQUENT EVENTS

Private Placement – Convertible Notes

On July 24, 2024, the Company entered into a convertible note purchase agreement with certain investors to issue and sell convertible notes in the aggregate principal amount of approximately $300,000. The closing of the private placement took place on July 26, 2024. The notes are convertible any time after issuance date by the holder into a number of shares of common stock equal to the outstanding principal amount plus accrued but unpaid interest divided by $0.52, the conversion price.

On July 26, 2024, the investors exercised their option to convert the notes to common stock.

NASDAQ Compliance

As previously disclosed, the Company received a letter from NASDAQ on January 23, 2024 indicating that the Company was not in compliance with NASDAQ Listing Rule 5550(b)(1), the Stockholders’ Equity Requirement. NASDAQ stated that the Company failed to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing.

On July 23, 2024, the Company received a letter from NASDAQ stating that based on the Form 8-K filed with the Commission on July 19, 2024, NASDAQ has determined that the Company has complied with Listing Rule 5550(b)(1). However, in the future, if the Company fails to evidence compliance upon filing its next periodic report, it may be subject to a delisting determination. Any such determination may be appealed to a Hearings Panel.

Private Placement

On July 11, 2024 the Company entered into a Securities Purchase Agreement (“SPA”) with certain investors providing for the sale of 2,040,814 shares of the Company’s common stock for an aggregate purchase price of approximately $3,000,000. In connection therewith, the Company entered into a Registration Rights Agreement providing, among other things, that the Company will as soon as reasonably practicable, and no later than September 30, 2024, file with the SEC a registration statement registering the resale of the shares of common stock.

The transaction closed on July 18, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the other information set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended (“2023 Annual Report”), initially filed with the Securities and Exchange Commission on January 16, 2024. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. You should not place undue reliance on these forward-looking statements, which involve risks and uncertainties. As a result of many factors, including but not limited to those set forth under “Risk Factors” in our 2023 Annual Report our actual results may differ materially from those anticipated in these forward-looking statements. See “Special Note Regarding Forward Looking Statements.”

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

Discontinued Operations – Sale of Assets

On June 7, 2024, the Company consummated the sale of its subsidiaries, NuZee Korea and NuZee Investment. The Company elected to focus its efforts and resources on its Dripkit investment, the single serve pour over and brew bag market in North America and its recently introduced bagged coffee processing services in North America. The transaction for the sale of the subsidiaries is accounted for as discontinued operations in accordance with ASC 205-20.

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

Geographic Concentration

The Company is organized based on fundamentally one business segment. Through June 7, 2024 it sold its products on a world-wide basis. The Company operated in in three geographical segments. The Company co-packed product for customers and produced and sold its products directly in North America and Korea. With the sale of its Korean subsidiary, the Company no longer sells products in Korea. The Company previously had a minimally staffed office in Japan that provided support for import and export of product and materials between the U.S. and Japan, as well as investor relations support to its stockholders based in Japan; these functions are now supported by the Company’s personnel residing in the United States, and the Japanese subsidiary was sold.

As of June 7, 2024 all revenues are from North America, and all property and equipment is located in North America.

Results of Operations

During the current fiscal year, we began selling and shipping bagged coffee products for our largest customer in addition to the single-serve products we had been selling and shipping to them. We do not expect the revenues for the nine months ended June 30, 2024 to be indicative of future quarters as revenues from sale of bagged coffee products have declined in the June quarter.

Our results of operations for the nine months ended June 30, 2024 are influenced by the aforementioned transactions.

Comparison of three months ended June 30, 2024 and 2023

Revenue

	Three months ended June 30,		Change
	2024	2023	Dollars	%
Revenue	$366,888	$268,023	$98,865	37%

For the three months ended June 30, 2024, our revenue increased by $98,865, or approximately 37% compared with the three months ended June 30, 2023. This increase was primarily related to increased revenue in the US, due to volume sales increase with our major customers in existing single serve formats.

Cost of sales and gross margin

	Three months ended June 30,		Change
	2024	2023	Dollars	%
Cost of sales	$513,101	$262,474	$250,627	95%
Gross profit (loss)	(146,213)	$5,549	$(151,762)	(A	)%
Gross profit (loss) %	(40)%	2%

(A) – Less than (1,000)%

For the three months ended June 30, 2024, we generated a total gross loss of $146,213 from sales of our products and co-packing services, compared to a total gross profit of $5,549 for the three months ended June 30, 2023. The gross margin rate was (40)% for the three months ended June 30, 2024, and 2% for the three months ended June 30, 2023. The decrease is primarily attributable to an increase in inventory reserves and higher overall costs.

Operating Expenses

	Three months ended June 30,		Change
	2024	2023	Dollars	%
Operating Expenses	$1,335,371	$1,882,269	$(546,898)	(29)%

For the three months ended June 30, 2023, the Company’s operating expenses totaled $1,335,371 compared to $1,882,269 for the three months ended June 30, 2023, representing a 29% decrease. This decrease is primarily attributable to a decrease in stock based compensation expense and legal and professional fees.

Net Loss

	Three months ended June 30,		Change
	2024	2023	Dollars	%
Net Loss	$1,440,197	$2,025,337	$(585,140)	(29)%

For the three months ended June 30, 2024, we generated a net loss of $1,440,197 compared to a net loss of $2,025,337 for the three months ended June 30, 2023. This decrease in net loss is primarily attributable to lower stock-based compensation expense and legal and professional fees.

Comparison of nine months ended June 30, 2024 and 2023

Revenue

	Nine months ended June 30,		Change
	2024	2023	Dollars	%
Revenue	$1,641,955	$1,205,123	$436,832	36%

For the nine months ended June 30, 2024, our revenue increased by $436,832, or approximately 36%, compared with the nine months ended June 30, 2023. This increase was primarily related to increased revenue in the US, due to volume of sales increase with our major customers for both single serve and bagged coffee formats.

Cost of sales and gross margin

	Nine months ended June 30,		Change
	2024	2023	Dollars	%
Cost of sales	$1,820,140	$1,237,315	$582,825	47%
Gross profit	$(178,185)	$(32,192)	$(145,993)	(454)%
Gross profit %	(11)%	(3)%

For the nine months ended June 30, 2024, we generated a total gross loss of $178,185 from sales of our products and co-packing services, compared to a total gross loss of $32,192 for the nine months ended June 30, 2023. The gross margin rate was (11)% for the nine months ended June 30, 2024, and (3)% for the nine months ended June 30, 2023. The decrease is primarily attributable to an increase in inventory reserves as well as overall cost increases.

Operating Expenses

	Nine months ended June 30,		Change
	2024	2023	Dollars	%
Operating Expenses	$4,748,076	$5,794,126	$(1,046,050)	(18)%

For the nine months ended June 30, 2024, the Company’s operating expenses totaled $4,748,076 compared to $5,794,126 for the nine months ended June 30, 2023, representing an 18% decrease. This decrease is primarily attributable to a decrease in professional fees and compensation expense.

Net Loss

	Nine months ended June 30,		Change
	2024	2023	Dollars	%
Net Loss	$5,242,739	$6,176,416	$(933,677)	(15)%

For the nine months ended June 30, 2024, we generated a net loss of $5,242,739 compared to a net loss of $6,176,416 for the nine months ended June 30, 2023. This decrease in net loss is primarily attributable to lower professional fees and compensation expense.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of June 30, 2024, we had an accumulated deficit of approximately $78.6 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses because of the costs associated with operating as an exchange-listed public company. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

As of June 30, 2024, we had a cash balance of $374,458. Considering our current cash resources and our current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations for at least twelve months from August 15, 2024. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. A reduction in consumer demand for, or revenues from the sale of, our coffee products could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected revenues from sales of our coffee products, may change as a result of many factors currently unknown to us.

During the three months ended June 30, 2024, we issued no shares of common stock related to exercises of warrants and received no proceeds from the exercise of warrants.

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

On July 23, 2024, the Company received a letter from NASDAQ stating that based on the Form 8-K filed with the Commission on July 19, 2024, NASDAQ has determined that the Company has complied with Listing Rule 5550(b)(1). However, in the future, if the Company fails to evidence compliance upon filing its next periodic report, it may be subject to a delisting determination. Any such determination may be appealed to a Hearings Panel.

Contractual Obligations

Our significant contractual cash requirements as of June 30, 2024, include payments for operating and finance lease liabilities. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of June 30, 2024, we had payments for lease obligations of approximately $100,712 of which all are payable within 12 months. We had no purchase obligations as of June 30, 2024.

Summary of Cash Flows

	Nine Months Ended June 30,
	2024	2023
Cash used in operating activities	$(4,270,542)	$(4,606,189)
Cash used in investing activities	$(310,342)	$(31,813)
Cash provided by (used in) financing activities	$3,626,638	$(27,661)
Cash provided by (used in) operating activities-discontinued operations	$311,578	(716,463)
Effect of foreign exchange on cash	$34,257	$53,287
Net change in cash	$(608,411)	$(5,328,839)

Operating Activities

We used $4,270,542 and $4,606,189 of cash in operating activities from continuing operations during the nine months ended June 30, 2024, and 2023, respectively, principally to fund our operations. Operating activities of discontinued operations provided $311,578 in cash for the nine months ended June 30, 2024. We used $716,463 of cash in operating activities of discontinued operations during the nine months ended June 30, 2023.

Investing Activities

We used $310,342 and $31,813 of cash in investing activities during the nine months ended June 30, 2024 and 2023, respectively. Cash was used principally for the purchase of equipment.

Financing Activities

Historically, we have funded our operations through the issuance of our equity securities.

Cash provided by financing activities of $3,626,638 for the nine months ended June 30, 2024 was primarily related to the issuance of equity securities. Cash used in financing activities of $27,661 for the nine months ended June 30, 2023 was primarily related to repayments on loans and leases.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the nine months ended June 30, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on January 16, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is collected and communicated to management, including our Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officers and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company. In designing and evaluating our disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officers and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officers and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

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

On January 16, 2024, a mediation hearing was held. After the close of business, the mediator suggested a settlement amount of $500,000 which both parties agreed to accept. On June 19, 2024 (the “Effective Date”), Steeped and the Company entered into a settlement agreement outlining the payment schedule for the $500,000 according to the following schedule: $100,000 within 20 business days of the Effective Date, $200,000 within 40 business days of the Effective Date and $200,000 within 80 business days of the Effective Date. The settlement amount is accrued in the financial statements as of June 30, 2024 and is included in current liabilities.

Curtin Litigation

As previously disclosed, on January 6, 2023, a former employee of the Company, Rosaline Curtin (“Ms. Curtin”), filed a complaint against the Company and another former employee of the Company, Jose Ramirez (“Mr. Ramirez”), in the Superior Court of California, County of San Diego (Case No. 37-2023-00000841-CU-WT-NC) (the “Curtin Complaint”). The Curtin Complaint alleges that Ms. Curtin was subject to harassment by her supervisor, Mr. Ramirez, and gender discrimination throughout her employment, that she reported this discrimination and harassment to the Company, and that the Company retaliated against her and wrongfully terminated her for whistleblowing and failed to prevent discrimination, harassment, and retaliation. The Curtin Complaint seeks compensatory damages, including loss of past, present and future earnings, and benefits, as well as punitive damages, penalties, attorney’s fees and costs and interest. The Company has responded to the complaint on behalf of the Company and Mr. Ramirez and prevailed on December 22, 2023, prevailed on its motion to compel. Arbitration proceedings have been initiated, and the parties have agreed on an arbitrator. On May 24, 2024, a management conference was held in the arbitration and a hearing date was scheduled for January 13-17, 2025. Discovery is underway and the Company’s responses and objections to Curtin’s discovery demands are due on August 9, 2024. Curtin’s discovery responses and objections to the Company’s discovery demands are due on August 23, 2024. We believe the allegations set forth in the Curtin Complaint are without merit and intend to defend vigorously against the allegations. However, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in its defense.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on January 16, 2024, as amended, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on January 16, 2024, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities sold during the period covered by this Quarterly Report that were not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the nine months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	First Amended and Restated Employment Agreement between Nuzee, Inc. and Randy Weaver, dated April 26, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2024, SEC File Number 001-39338).
10.2	Convertible Note and Purchase Agreement, dated April 27, 2024, between the Company and the Investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024, SEC File Number 001-39338).
10.3	Registration Rights Agreement, dated April 27, 2024, between the Company and the Investors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2024, SEC File Number 001-39338).
10.4*#	Convertible Promissory Note dated April 30, 2024, between the Company and Xiang Zhang
10.5*#	Convertible Promissory Note dated April 30, 2024, between the Company and Future science and Technology Co. Ltd.
10.6*	Common Stock Purchase Warrant dated April 30, 2024, issued to Xiang Zhang
10.7*	Common Stock Purchase Warrant dated April 30, 2024, issued to Future science and Technology Co. Ltd.
10.8	Share Purchase Agreement by and between the Company and Masa Higashida dated as of June 7, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024, SEC File Number 001-39338).
10.9	Second Amended and Restated Employment Agreement by and between the Company and Randell Weaver dated as of June 7, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2024, SEC File Number 001-39338).
10.10	Termination and Release Agreement by and between the Company and Masa Higashida dated as of June 7, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 7, 2024, SEC File Number 001-39338).
10.11	Securities Purchase Agreement, dated June 4, 2024, between the Company and the Investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2024, SEC File Number 001-39338).
10.12	Registration Rights Agreement, dated June 4, 2024, between the Company and the Investors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 10, 2024, SEC File Number 001-39338).
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document***
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

*** The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

# Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 19, 2024	NUZEE, INC.

		By:	/s/ Jianshuang Wang
Jianshuang Wang, Co-Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Randell Weaver
Randell Weaver, Co-Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

