Form 10-K
period 2024-09-30
CIMG Inc.
filed 2025-07-21
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-39338

CIMG Inc.

(exact name of registrant as specified in its charter)

Nevada	38-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Room R2, FTY D, 16/F, Kin Ga Industrial Building,

9 San On Street, Tuen Mun, Hong Kong.

(Address of principal executive offices)

Registrant’s telephone number, including area code -

+ 852 70106695

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	IMG	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (based on the price at which the registrant’s Common Stock was last sold as of March 31, 2024, the last business day of the most recently completed second fiscal quarter), was approximately $5,808,730.

As of July 2, 2025, there were outstanding 36,397,418 shares of the registrant’s Common Stock, $0.00001 par value.

Our Holding Company Structure and Risks Related to Doing Business in China

Our business operations are partially based in China, and our PRC Subsidiaries are subject to certain legal and operational risks associated with being based in China. On December 28, 2021, the Cyberspace Administration of China (“CAC”), and 12 other relevant PRC government authorities published the amended Cybersecurity Review Measures, which came into effect on February 15, 2022. The final Cybersecurity Review Measures provide that a “network platform operator” that possesses personal information of more than one million users and seeks a listing in a foreign country must apply for a cybersecurity review. Further, the relevant PRC governmental authorities may initiate a cybersecurity review against any company if they determine certain network products, services, or data processing activities of such company affect or may affect national security. As of the date of this report, our Company and its subsidiaries have not been involved in any investigations on cybersecurity review initiated by any PRC regulatory authority, nor has any of them received any inquiry, notice or sanction. As advised by our PRC counsel, Guangdong Shenmou Law Firm (“Guangdong Shenmou”), we do not believe that we are subject to: (a) the cybersecurity review with the CAC, as we do not possess a large amount of personal information in our business operations, and our business does not involve the collection of data that affects or may affect national security, implicates cybersecurity, or involves any type of restricted industry; or (b) merger control review by China’s anti-monopoly enforcement agency due to the fact that we do not engage in monopolistic behaviors that are subject to these statements or regulatory actions.

On February 17, 2023, the China Securities Regulatory Commission (“CSRC”) issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which became effective on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC. As advised by our PRC counsel, Guangdong Shenmou, we are a domestic company incorporated in the United States, and the operation of a portion of our business in the PRC does not, by itself, subject us to the Trial Measures or related filing requirements. However, due to uncertainties in the interpretation of PRC laws and regulations, as well as ongoing regulatory reviews of overseas listings involving PRC companies through offshore holding structures, we may be required to submit a filing with the CSRC in the future in connection with our operations in China. Such risks could result in a material change in our operations and/or the value of our securities and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Item 1A —Risk Factors—Risks Associated With Doing Business in China” and the associated risk factor on page 30.

Since 2021, the Chinese government has strengthened its anti-monopoly supervision, mainly in three aspects: (1) establishing the National Anti-Monopoly Bureau; (2) revising and promulgating anti-monopoly laws and regulations, including: the Anti-Monopoly Law (draft Amendment published on October 23, 2021 for public opinions), the anti-monopoly guidelines for various industries, and the detailed Rules for the Implementation of the Fair Competition Review System; and (3) expanding the anti-monopoly law enforcement targeting Internet companies and large enterprises. As of the date of this report, the Chinese government’s recent statements and regulatory actions related to anti-monopoly concerns have not impacted our ability to conduct business, accept foreign investments, or list on a U.S. or other foreign exchange because neither the Company nor its PRC operating entities engage in monopolistic behaviors that are subject to these statements or regulatory actions. Please see “Item 1A —Risk Factors—Risks Associated With Doing Business in China” and the associated risk factor on page 30.

Permissions Required from the PRC Authorities for Our Operations

We are also subject to legal and operational risks associated with being based in and having part of the Company’s operations in China. These risks may result in a material change in our operations, or a complete hindrance of our ability to offer or continue to offer our securities to investors, and could cause the value of such securities to significantly decline or become worthless. Recently, the PRC government initiated a series of regulatory actions and guidelines to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council, or the State Council, jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. On December 28, 2021, the CAC, together with 12 other governmental departments of the PRC, jointly promulgated the Cybersecurity Review Measures, which became effective on February 15, 2022. Article 7 of the Cybersecurity Review Measures stipulates that “Network platform operators that hold personal information of more than one million users and plan to go public abroad must report to the Cybersecurity Review Office for a cybersecurity review.”

As confirmed by our PRC counsel, Guangdong Shenmou Law Firm since we are not an online platform operator that possesses over one million users’ personal information, we are not subject to the cybersecurity review with the CAC under the Cybersecurity Review Measures, and for the same reason, we will not be subject to the network data security review by the CAC though another bill, the Regulations on the Security Management of Network Data, came into effect on January 1, 2025. As such, we believe that, as of the date of this Annual Report, we are compliant with the regulations and policies that have been issued by the CAC. As of the date of this Annual Report, these new laws and guidelines have not impacted the Company’s ability to conduct its business, accept foreign investments, or list on a U.S. or other foreign exchange; however, there are uncertainties in the interpretation and enforcement of these new laws and guidelines, which could materially and adversely impact our business and financial outlook. See “Item 1A —Risk Factors— Risks Associated With Doing Business in China.”

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines, which came into effect on March 31, 2023. The Standing Committee of the National People’s Congress (the “SCNPC”) or PRC regulatory authorities may in the future promulgate additional laws, regulations, or implementing rules that require us to obtain regulatory approval from Chinese authorities. If we do not receive or maintain such approval, or inadvertently conclude that such approval is not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our shares of common stock, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

Cash Flows through Our Organization

CIMG, and our non-PRC Subsidiaries, may transfer cash to our PRC subsidiaries, through capital injections and intra-group loans. As advised by our PRC counsel, Guangdong Shenmou Law Firm, current PRC regulations permit Beijing Zhongyan to pay dividends to DZR Tech, only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. If we determine to pay dividends on any of our Common Stock in the future, as a holding company, we will be dependent on receipt of funds from our Hong Kong subsidiary, DZR Tech. DZR Tech will rely on payments made from Beijing Zhongyan, which will in turn rely on payments made from Beijing Xilin, Shanghai Huomao and Henan Zhongyan. In addition, Beijing Zhongyan requires at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital.

During the fiscal years ended September 30, 2024 and 2023, there is cash transfers of $220,000 and $Nil occurred between the Company and its subsidiaries.

Under mainland China laws and regulations, we are subject to restrictions on foreign exchange and cross-border cash transfers, including to CIMG, our non-PRC Subsidiaries, and U.S. investors. Our ability to distribute earnings to CIMG, non-PRC Subsidiaries, and U.S. investors is also limited. We are partially relying on dividends and other distributions on equity from our PRC Subsidiaries for our cash requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and service any debt we may incur outside of mainland China. Current mainland China regulations permit our PRC Subsidiaries to pay dividends to us only out of their accumulated after-tax profits upon satisfaction of relevant statutory conditions and procedures, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our PRC Subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. These reserves, together with the registered capital, are not distributable as cash dividends. Additionally, if our PRC Subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends or make other distributions to us. In addition, the revenue and assets of our PRC Subsidiaries are generally denominated in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC Subsidiaries to pay dividends to us.

We have established certain controls and procedures for cash flows within our organization. Each transfer of cash among our Nevada holding company holding company and our subsidiaries is subject to internal approval to maximize oversight, minimize risk, and ensure compliance with applicable laws and regulations. See “Item 1A—Risk Factors— Risks Associated With Doing Business in China.”

Cash Management Policies

The Company has comprehensive cash management policies in place, including specific policies governing approvals with respect to fund transfers throughout our organization.

Our Board of Directors and the audit committee oversee the Company’s major financial risk exposures. The Company maintains an authorization policy on cash management, setting forth the scope of authority for certain treasury matters that are delegated by the Board of Directors to management. Under this policy, certain treasury matters, such as intercompany loans, bank borrowings, short-term and long-term investments and dividends distributed from the Company’s subsidiaries to the holding company, are clearly defined, with the level of approval required for each matter specifically identified.

Our management regularly monitors the liquidity position, funding requirements and investment returns in different jurisdictions of our subsidiaries, and takes into consideration regulatory requirements in the jurisdictions in which the Company has subsidiaries or operations. When funding is required, all necessary approvals are obtained from Company management and relevant governmental authorities, including China’s State Administration of Foreign Exchange.

The Holding Foreign Companies Accountable Act

On April 21, 2020, the SEC and PCAOB released a joint statement highlighting the risks associated with investing in companies based in or having substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On December 16, 2021, the PCAOB issued a report on its determination that the PCAOB was unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the PRC, because of positions taken by PRC authorities in those jurisdictions. The Board made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCA Act.

On August 26, 2022, the CSRC, the Ministry of Finance (“MOF”), and the PCAOB signed the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong.

On December 15, 2022, the PCAOB determined that it was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and vacated its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB may consider the need to issue a new determination.

On December 29, 2022, the Accelerating Holding Foreign Companies Accountable Act was signed into law as part of the Consolidated Appropriations Act, amending the HFCA Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

Any lack of access to the PCAOB inspection in China may prevent the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors to lose confidence in audit procedures and reported financial information and the quality of financial statements of China-based companies.

Our auditor, Assentsure PAC, the independent registered public accounting firm is a PCAOB-registered public accounting firm headquartered in Singapore. Our current auditor is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess an auditor’s compliance with the applicable professional standards, and have been inspected by the PCAOB on a regular basis. As such, as of the date of this Annual Report, our listing is not affected by the HFCA Act and related regulations. However, the recent developments would add uncertainties to our listing and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as related to the audit of our financial statements. Furthermore, there is a risk that our auditor cannot be inspected by the PCAOB in the future. The lack of inspection could cause trading in our securities to be prohibited on a national exchange or in the over-the-counter trading market under the HFCA Act and related regulations, and, as a result, Nasdaq may determine to delist our securities, which may cause the value of our securities to decline or become worthless. See “Item 1A. Risk Factors— Risks Associated With Doing Business in China” call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the Public Company Accounting Oversight Board of the United States (the “PCAOB”). These developments could add uncertainties to our listing on the Nasdaq Capital Market and Nasdaq may determine to delist our securities if the PCAOB determines that it cannot inspect or fully investigate our auditor, which may cause the value of our securities to decline or become worthless.

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

REFERENCES

As used in this Report:

●	“$”, “US$”, “USD” or “U.S. Dollars” refers to the legal currency of the United States;

●	“Beijing Xilin” refers to Xilin Online (Beijing) E-commerce Co., Ltd, a limited liability company organized under the laws of the People’s Republic of China, which is 51% owned by Beijing Zhongyan;

●	“Beijing Zhongyan” refers to Zhongyan Shangyue Technology Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China, which is wholly owned by DZR Tech;

●	“Common Stock” refers to our common stock, US$0.00001 par value per share;

●	“DZR Tech” refers to DZR Tech Limited, a Hong Kong limited company, which is wholly owned by the Company;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“Henan Zhongyan” refers to Henan Zhongyan Shangyue Technology Co., Ltd, a limited liability company organized under the laws of the People’s Republic of China, which is wholly owned by Beijing Zhongyan;

“non-PRC Subsidiaries” refers to Wewin, DZR Tech, and Singapore CIMG;

●	“PRC Subsidiaries” refers to Beijing Zhongyan, Henan Zhongyan, Beijing Xilin and Shanghai Huomao;

●	“PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this report only, Hong Kong SAR, Macau SAR and Taiwan;

●	“RMB” or “Renminbi” refers to the legal currency of China;

●	“SEC” refers to the Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	“Shanghai Huomao” refers to Shanghai Huomao Cultural Development Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China, which is 51% owned by Beijing Zhongyan;

●	“Singapore CIMG” refers to CIMG PTE. LTD., a Singapore limited liability company, which is wholly owned by the Company;

●	“we”, “us”, “our”, “CIMG” and the “Company” refers CIMG Inc. and its subsidiaries, taken together; and

●	“Wewin” refers to WEWIN TECHNOLOGY LLC, a Florida limited liability company, which is wholly owned by the Company;

PART I

ITEM 1. BUSINESS.

Overview

CIMG Inc. is a company incorporated in Nevada and listed on Nasdaq since June 2020. We were formerly known as “Nuzee, Inc.” with a previous ticker symbol “NUZE”, and we changed our corporate name and ticker symbol to “CIMG Inc.” and “IMG” in October 2024. We previously focused on specialty coffee and related technologies but are now expanding our sales and distribution channels in Asia to encompass a broader range of consumer food and beverage products. This expansion is fueled by our online sales platform, which leverages a natural language search function.

On June 7, 2024, we entered into a Share Purchase Agreement (“Share Purchase Agreement”) with Masateru Higashida, our former Chief Executive Officer and Director, under which we sold all issued and outstanding shares of our wholly-owned subsidiaries, NuZee KOREA Ltd. and NuZee Investment Co., Ltd., to Mr. Higashida, which sale was completed in June 2024.

Since July 2024, CIMG has been undergoing a transformation in digital marketing, distribution, and sales. As part of this transformation, we have extended our sales and distribution network to include maca-enhanced food and beverages, reaffirming our commitment to reshaping the online marketing, sales, and distribution landscape for consumer products.

Maca, a plant of the Brassicaceae family that originated in South America, has oval leaves and a rootstock shaped like a small round radish. It is edible and renowned as a natural superfood. Maca is rich in nutrients, boasts high levels of essential nutrients, and is believed to nourish and strengthen the human body. It is often referred to as “South American ginseng.” The primary cultivation regions for maca include the Andes Mountains in South America and the Jade Dragon Snow Mountain in Lijiang, Yunnan, China.

CIMG has successfully secured the exclusive distribution and sales rights for all maca products produced by Jiangsu Kangduoyuan Beverage Co., Ltd., a leading maca production base in Asia. These products include Maca Peptide Coffee, Maca-Noni, Maca Wine, Maca Purified Powder, and other full-range offerings. Through a comprehensive digital marketing strategy, CIMG is optimistic in its ability to achieve sales growth and enhance the Company’s enterprise value.

CIMG aims to become a leading distributor of premium maca products, a natural superfood known for its numerous health benefits. Our business focuses on sourcing, marketing, and distributing a wide range of maca-based dietary supplements, functional foods, and beauty products. We operate with a commitment to providing high-quality, sustainably sourced products to consumers who seek to enhance their health and wellness. Our products are sold through both online channels and a network of retail partners, including grocery stores, convenience stores, and vending machines.

The diagram below is our corporate structure as of the date of this report.

Our sources of revenue

Co-Packing and Product Innovation

With years of experience as a third-party contract packer for leading companies in the coffee beverage industry, combined with our own coffee sales and market insights from the Asian region, we have expanded our business strategy to deepen our industry engagement. This evolution includes a shift toward reshaping product value by integrating health-oriented concepts and applying advanced technologies such as artificial intelligence, neuroscience, and big data. These efforts have culminated in the establishment of a global digital health and sales development business group.

While we remain committed to delivering our high-quality single-serving coffee and DRIPKIT products, our entry into the Asian market has prompted a broader commitment to health, sustainability, and nutrition.

The Maca Series

In the fourth quarter of the year ended September 30, 2024, we introduced our first health-focused product line in Asia: the Maca Series. This product line includes Maca Peptide Coffee, Maca-Noni, Maca Purified Powder, and Maca Wine. Each product features green purification factors derived from the maca plant, ensuring a natural and clean composition.

Maca, a plant native to South America and a member of the Brassicaceae family, is known for its nutritional value and adaptogenic properties. Often referred to as “South American ginseng,” maca is prized for its ability to support stamina, vitality, and overall wellness. It is primarily cultivated in the Andes Mountains in south America, and Jade Dragon Snow Mountain in Yunnan Province, China.

●	Maca-Noni – a plant-based energy drink designed to support sexual vitality, with maca root as its key ingredient.
●	Maca Peptide Coffee – a functional coffee beverage infused with maca peptides for enhanced wellness benefits.
●	Maca Purified Powder – a concentrated, versatile maca powder ideal for daily nutritional use.
●	Maca Wine – a unique beverage that combines traditional wine with the nourishing properties of maca.

We currently distribute our products through wholesale channels, supplying grocery stores, convenience stores, and vending machine operators. Looking ahead, we plan to expand into retail services and leverage digital technologies to optimize marketing strategies and diversify our sales models. Our distribution network already spans both online platforms and offline points of sale.

Our commitment extends beyond product quality and health benefits—we also focus on enhancing the packaging experience. Each design is crafted to resonate with professionals across various industries, making our products more personalized, youthful, and distinctive. For example, Maca-Noni represents a new entry into the functional beverage market, blending health-forward branding with innovative design.

Our customer base includes wholesale distributors such as grocery stores, convenience stores, and vending machine providers.

International operations

Hong Kong and PRC

We acquired DZR Tech and Beijing Zhongyan in June 2024, followed by the establishment of Singapore CIMG on January 13, 2025, and Henan Zhongyan on March 21, 2025. We subsequently acquired Shanghai Huomao on April 22, 2025, and Beijing Xilin on March 31, 2025. Today, we are one of the largest distributors of maca products in Hong Kong, the PRC, and other Asian markets. Our strategy focuses on leveraging local relationships to establish long-term partnerships across these regions.

Our customers and products

Our customers primarily include wholesale distributors.

We sell the Maca Series products to wholesale distributors such as grocery stores, convenience stores, and vending machine providers. Our core product line mainly consists of a variety of maca-based products designed to cater to the growing demand for natural health supplements. These products include Maca Peptide Coffee, Maca-Noni, Maca Purified Powder, and Maca Wine.

Maca-Noni

Maca-Noni is a maca-enhanced plant-based energy drink, with its consumption scenarios overlapping with traditional energy drinks such as Red Bull. It helps consumers quickly replenish energy in various situations such as traveling, working, and exercising, allowing them to maintain good performance. Unlike traditional energy drinks, Maca-Noni is made primarily from maca extracts, and does not contain caffeine. As a result, it is a healthier alternative compared to conventional energy drinks, and long-term consumption also offers health benefits.

The first batch of Maca-Noni plant-based energy drinks is available in 250ml cans, with packaging designed to appeal to younger consumers. The bottle features a “professional role bottle” design, selecting 66 professions and 132 facial expressions from the target consumer group, including drivers, workers, students, athletes, fitness enthusiasts, lawyers, doctors, streamers, and e-commerce operators, which adds emotional appeal and storytelling to the product.

We emphasize the importance of quality, sustainability, and transparency in the sourcing and production of our maca. Our maca is primarily sourced from Yunnan, China, where it is cultivated in high-altitude regions that naturally enhance its potency. We work closely with local sources in Jiangsu Kangduoyuan Beverage Co., Ltd to ensure sustainable farming practices and fair-trade standards.

Maca Peptide Coffee

Our Maca Peptide Coffee is known for its strong yet smooth, non-bitter taste with a subtle fruity aroma. It is medium-roasted and contains no added sugar, preserving the original flavor profile. The main ingredients include maca peptide, yellow essence, and Malaysian white coffee. In our formulation, coffee is added primarily to enhance flavor and deliver the familiar taste of coffee, while the functional benefits come primarily from the maca and yellow essence.

We use high-quality maca grown at altitudes of no less than 3,200 meters, with a low yield of approximately 70 kilograms per mu. Maca is cultivated without the use of pesticides, fertilizers, or growth enhancers. To maximize its potency, harvesting only occurs when the leaves have turned brown, ensuring peak effectiveness of the raw ingredient.

Maca Wine

As a combination of maca and alcohol drinks, Maca Wine has become a popular choice for family gatherings due to its distinctive taste and health benefits. It not only adds a special flavor to meals but also helps relieve fatigue and improve mental alertness, allowing families to enjoy their food while promoting wellness.

Maca Wine is also known for its traditional health functions, including promoting blood circulation, relieving blood stasis, dispelling wind and dampness, and alleviating symptoms such as cold hands and feet. As a daily wellness beverage, moderate consumption can support physical regulation, enhance vitality, and improve sleep quality. For those experiencing insomnia, restless sleep, or poor sleep, moderate intake of Maca Wine may contribute to more restful and restorative sleep.

Maca Purified Powder

Maca Purified Powder as a nutritional supplement, rich in protein, amino acids, polysaccharides, minerals and bioactive substances such as macamide and macalene, these ingredients help to enhance human immunity and improve the body’s resistance. Its natural ingredients can regulate the human endocrine system, balance hormone levels, help relieve menopause symptoms, improve endocrine disorders and other problems. At the same time, antioxidant ingredients help to clear free radicals in the body, reduce skin damage, improve skin condition, make skin smoother and more delicate, enhance skin elasticity, and help delay the aging process.

Market Opportunity

The global market for natural and plant-based dietary supplements has seen significant growth in recent years, driven by increasing consumer awareness of health and wellness. As a result, the demand for maca products has grown substantially, particularly in the wellness, beauty, and fitness industries. According to market research firm Research Nester’s public report, it is projected that from 2025 to 2037, the compound annual growth rate (CAGR) of the global maca market will exceed 4.2%. It is predicted that this figure will exceed 106 million US dollars by 2037.

Our company is well-positioned to capitalize on this trend due to our established brand, product offerings, and commitment to quality. We believe that maca’s versatility as a superfood, combined with its growing recognition in the wellness community, will drive continued growth for our business.

Operational capacity

We currently lease office space in Florida, United States, Hong Kong, and Beijing, China, to serve as offices for our daily operations. We believe our office space is sufficient to meet our current and anticipated operational requirements.

Our executive office and administrative operations are now located in Room R2, FTY D, 16/F, Kin Ga Industrial Building, 9 San On Street, Tuen Mun, Hong Kong.

Distribution

For the distribution of Maca products to our customers, we currently sell offline. In the future, we plan to achieve joint development of online and offline sales channels. Offline channels will involve traditional personal convenience stores, chain supermarkets, chain stores, gas stations, vending machines, etc. The online channel will be multi-platform matrix layout, including TikTok, Alibaba.com, Tencent, JD.com +AI artificial intelligence, enhance brand exposure, precise audience positioning, multi-channel communication, and improve content exposure and interaction. Through a comprehensive and systematic e-commerce operations service model, we help brands maximize resource utilization, accurately target consumers, enhance brand exposure and sales, and optimize the user experience. Based on product attributes, we identify and coordinate suitable celebrity or influencer collaborations to build brand identity, elevate brand image, increase awareness, and drive product sales.

Competition

The maca product market in Asia is competitive, with both local and international brands vying for consumer attention. There is strong growth potential, especially as consumer interest in natural, functional foods continues to rise. International brands, with their strong emphasis on quality, organic ingredients, and health benefits, are well-positioned to capture market share in countries like Southeast Asia. However, local competitors have an advantage in terms of distribution networks and understanding regional consumer preferences. A focus on premium product quality, sustainability, and effective marketing will be key to success in this evolving market.

Popular maca brands in Asia include the Maca Team, who is known for its organic maca powder, capsules, and energy drinks sourced from Peru; Maca-Root, who emphasizes energy and stamina benefits with a loyal customer base across Japan and China; Navitas Organics, who is a leading organic superfoods brand offering maca powder in Japan, South Korea, and Southeast Asia; Sunfood Superfoods, who specializes in high-quality, raw maca products across South Korea and Singapore; Sambazon, who integrates maca into energy drinks with other functional ingredients like acai and green tea, available in Japan and Hong Kong; and FGO, who is a premium brand of organic maca powder available in Japan, Hong Kong, and Taiwan, targeting fitness and wellness consumers. These brands compete in a rapidly growing market driven by the increasing demand for natural, functional products in Asia.

Our competitive strengths

We believe that the following strengths contribute to our success:

●	Premium Product Quality: Our maca products are sourced from the highest-quality farms in Yunnan, China, where the unique environmental conditions maximize the potency and purity of the maca root. We ensure consistency and reliability in every batch through rigorous testing and quality control processes, which results in a premium product that consumers can trust. Our commitment to quality allows us to stand out in the marketplace and build long-term customer loyalty.

●	Sustainability and Fair Trade: We are deeply committed to sustainability and ethical sourcing practices. We work directly with local maca suppliers in China to support responsible farming techniques that protect the environment and promote the long-term viability of maca cultivation. In addition, we ensure that fair wages and equitable compensation are provided to all the farmers and cooperatives in our supply chain. Our sustainable approach not only benefits the environment but also strengthens our reputation as a socially responsible brand.

●	Strong Brand Recognition: Our brand is built on the pillars of transparency, integrity, and customer satisfaction, which has resulted in consistently positive reviews, high repurchase rates, and a loyal customer base. Through strategic branding efforts and word-of-mouth marketing, we aim to establish ourselves as a leader in the maca product category in Asia.

●	Innovative Product Offerings: Our diverse and innovative product portfolio is designed to meet the evolving needs and preferences of modern consumers. In addition to traditional maca powders, we offer Maca-Noni, Maca Peptide Coffee and Maca Wine that cater to various lifestyle choices and health goals. We continually invest in research and development to identify new applications for maca and expand our product line to address emerging consumer trends, such as plant-based nutrition and natural wellness solutions. This adaptability allows us to stay ahead of competitors and reach a broad customer demographic.

●

Experienced Management Team: Our leadership team brings together a wealth of experience in retail, marketing, e-commerce, and business management. This diverse expertise enables us to effectively navigate complex markets, make informed decisions, and scale our operations efficiently. Our team has a proven track record of launching successful marketing campaigns, optimizing sales channels, and driving customer engagement, positioning us to achieve both short-term and long-term business objectives.

●	Effective Digital Marketing and Customer Engagement: One of our key strengths lies in our ability to leverage digital marketing strategies to reach a wide audience and drive brand awareness. Through targeted social media campaigns, sport champion partnerships, and content marketing, we create engaging and informative content that educates consumers about the benefits of maca and builds trust in our brand. Our e-commerce platforms are optimized for user experience, making it easy for customers to browse, purchase, and interact with our brand online. Additionally, our data-driven approach allows us to continuously refine our marketing strategies to maximize customer acquisition, retention, and lifetime value.

Our business strategy

We intend to achieve our mission and further grow our business by pursuing the following strategies:

●	Expanding Product Offerings: As part of our ongoing commitment to innovation and meeting evolving consumer demands, we plan to continue developing a diverse range of maca-based products. This includes introducing new product lines such as Maca Peptide Coffee, Maca-Noni, Maca Wine, Maca Purified Powder, and other functional food and beverage items. By expanding our offerings, we aim to tap into various consumer segments, including those seeking energy-boosting products, plant-based nutrition, and wellness solutions. This broad product portfolio will allow us to diversify our revenue streams and enhance our market penetration, positioning us as a leader in the maca product category.

●	Geographic Expansion: In line with our growth strategy, we aim to increase our global presence, particularly in international markets where the demand for natural health products is growing rapidly. Our focus will be on expanding within Asia, especially in countries like China and Southeast Asia, where there is a rising interest in plant-based, wellness-oriented foods and beverages. Additionally, we will explore opportunities in North America and Europe, leveraging the increasing consumer shift toward natural and functional ingredients. By strategically entering these markets, we will establish a strong global footprint, catering to consumers seeking alternative, natural solutions for their health and energy needs. Our geographic expansion will be supported by thorough market research, localized marketing efforts, and strategic partnerships with regional distributors and retailers.

●	Enhancing Brand Awareness: Building on our existing reputation, we will significantly increase our marketing efforts to boost brand recognition across all markets. Our strategy will focus heavily on digital marketing initiatives, including targeted online advertising, to engage potential customers at every touchpoint. We also partner with social media influencers and sport champions, to promote our products and showcase their benefits to a larger audience. We will also invest in content marketing, creating valuable educational materials that highlight the health benefits of maca, thus driving consumer awareness and trust. Our overall marketing approach will aim to create a strong emotional connection with consumers, turning them into long-term loyal customers.

●	Strengthening Distribution Channels: To expand our reach and ensure product availability, we will continue to strengthen and diversify our distribution channels. We will focus on growing our e-commerce platform, optimizing the user experience. Additionally, we will increase partnerships with both large and small retailers, expanding our presence in grocery stores, convenience stores, and vending machines. We will also explore opportunities with international distributors and retailers to increase our product’s visibility in new markets. Through effective supply chain management and collaboration with logistics partners, we will ensure that our products are delivered efficiently and meet the growing demand in different regions. We aim to create a seamless, omnichannel shopping experience for consumers, enabling them to purchase our products both online and in-store.

Risks Associated with Our Business and History of Losses

We have incurred net losses since we commenced operations as CIMG Inc. in 2013, including net losses of $8.56 million and $8.75 million for the years ended September 30, 2024 and 2023, respectively. As of September 30, 2024, our accumulated deficit was approximately $81.93 million. We expect to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset existing expenses. In the United States, we expect to incur additional losses as a result of the costs associated with operating as an exchange-listed public company.

Recent Developments

Since July 2024, CIMG has been undergoing a transformation in digital marketing, distribution, and sales. As part of this transformation, we have extended our sales and distribution network to include maca-infused food and beverages, reaffirming our commitment to reshaping the online marketing, sales, and distribution landscape for consumer products.

CIMG has successfully secured the exclusive distribution and sales rights for all maca products produced by Jiangsu Kangduoyuan Beverage Co., Ltd., a leading maca production base in Asia. These products include Maca Peptide Coffee, Maca-Noni, Maca Wine, Maca Purified Powder, and other full-range offerings. Through a comprehensive digital marketing strategy, CIMG is optimistic in its ability to achieve sales growth and enhance the Company’s enterprise value.

CIMG’s PRC subsidiary, Beijing Zhongyan, has signed contracts with multiple PRC-based distribution companies, including Guangdong Jixinsheng Trading Co., Ltd., Shanghai Qingshuteng Trading Co., Ltd., Sichuan Haohua Dinghui Trading Co., Ltd., and Shanghai Jinxianfang Trading Co., Ltd. The Company aims to place Maca-Noni drinks gradually to a significant number of retail stores with the help of these distribution companies, targeting within the next three years at selling and distributing Maca-Noni at 25,000 convenience stores of uSmile PetroChina, 400 convenience stores of Guangdong Petroleum Co., Ltd, 129 convenience stores at Chengdu Energy Gas Stations in Sichuan Province, and no fewer than 300 self-service vending machines within the next 12 months.

Intellectual Property

Trademarks

We rely on certain intellectual property rights to protect our products and ensure our competitive position in the industry. We have 6 registered trademarks and 4 registered domain names.

We own the following trademark through our subsidiaries:

Trademark Number	File Date	Issue Date	Expiration Date	Trademark Name	Issue Country
53613382	2021/09/07	2021/09/07	2031/09/06	中烟商悦	China
53313376	2021/09/07	2021/09/07	2031/09/06	中烟商悦	China
53585197	2021/09/07	2021/09/07	2031/09/06	中烟商悦	China
53589114	2021/08/28	2021/08/28	2031/08/27		China
7813288	2024/08/19	2025/05/27	2035/05/26	coco mango	USA
7813227	2024/08/19	2025/05/27	2035/05/26	coco mango	USA

Domain

We have the right to use the following domain registration issued in the PRC:

Number	Issue Date	Expiration Date	Registration Agency	Domain Name

1	2021/1/4	2026/1/5	Alibaba Cloud Computing (Beijing) Co., Ltd.	Zhongyan.online
2	2021/1/4	2026/1/5	Alibaba Cloud Computing (Beijing) Co., Ltd.	Zhongyan.tech
3	2024/4/30	2026/4/30	Alibaba Cloud Computing (Beijing) Co., Ltd.	cocomango.cc
4	2024/4/30	2026/5/1	Alibaba Cloud Computing (Beijing) Co., Ltd.	ccmg.tech

Employees

As of September 30, 2024, we had a total of one (1) employee in the United States, four (4) employees in Hong Kong and 12 employees in mainland China, all of whom are full-time. None of our employees are represented by a labor organization or under any collective bargaining arrangements. We believe our relationships with our employees are good.

Our operations are overseen directly by the management that engages our employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, product development, marketing, and research. We may expand our current management to retain other skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships will provide the foundation through which we expect to grow our business in the future. We believe that the skills sets of our core management team will be a primary asset in the development of our brands and trademarks.

Governmental Regulation

Our operations are in compliance with all relevant regulations, including those governing food safety, product labeling, and consumer protection in the jurisdictions where we operate. We ensure that our products meet or exceed all applicable quality standards, and we work with regulatory agencies to ensure that our products are appropriately registered and approved.

According to Article 35 of the Food Safety Law of the People’s Republic of China, the state implements a licensing system for food production and marketing. This means that any unit or individual engaged in food production, food sales and catering services should obtain the appropriate license in accordance with the law. Exemptions under specific circumstances: While licensing is required for most food production and business activities, licensing is not required for the sale of edible agricultural products and for the sale of pre-packaged foods only. Units and individuals that only sell prepackaged food shall be reported to the food safety supervision and administration department of the local people’s government at or above the county level for the record. As stated in the previous report under the section “Our customers and products”, all products sold by our company are pre-packaged products; moreover, our company obtained the Food Business License issued by the Chaoyang District Market Supervision Administration of Beijing on August 23, 2024. The license number is JY11105412762093, and the business scope includes pre-packaged food sales (and bulk food sales). All products of the Maca series have been allowed to operate in China.

Corporate Information

We were incorporated in 2011 in Nevada as Havana Furnishings, Inc. NuZee Co. Ltd. was incorporated in 2011. NuZee Co. Ltd. merged into Havana Furnishings, Inc. in 2013, at which time we changed our name to NuZee, Inc. In June 2020, our common stock commenced trading on the Nasdaq Capital Market under the symbol “NUZE.” Prior to that, our Common Stock was quoted on the OTCQB Marketplace under the same symbol. We changed our name to CIMG Inc. and our ticker symbol from “NUZE” to “IMG” effective October 31, 2024. Our principal executive and administrative offices are located at Room R2, FTY D, 16/F, Kin Ga Industrial Building, 9 San On Street, Tuen Mun, Hong Kong., and our telephone number is + 85270106695.

The Company received a notification letter from NASDAQ on January 23, 2024 (the “NASDAQ Notification Letter”), indicating that the Company was not in compliance with NASDAQ Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). The NASDAQ Notification Letter stated that the Company failed to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing, as required by the Stockholders’ Equity Requirement.

Subsequently, the Company completed a convertible note financing of $320,000 on April 27, 2024, an equity financing of $1,500,000 on June 4, 2024, and an equity financing of $3,000,000 on July 11, 2024. On July 23, 2024, the Company received a letter from NASDAQ stating that based on the Company’s Form 8-K, filed with the Commission on July 19, 2024, NASDAQ has determined that the Company has complied with Listing Rule 5550(b)(1).

On January 14, 2025, the Company received a notification letter (the “Minimum Bid Price Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company is not in compliance with the minimum bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Minimum Bid Price Notice has no immediate effect on the listing of the Company’s Common Stock, which continues to trade on The Nasdaq Capital Market under the symbol “IMG.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days from the date of the Minimum Bid Price Notice, or until July 14, 2025, to regain compliance. If at any time before July 14, 2025 the closing bid price of the Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter will be resolved. If the Company does not regain compliance during the compliance period ending July 14, 2025, then NASDAQ may in its discretion determine to grant the Company an additional 180 calendar day period to regain compliance, provided that the Company on July 14, 2025 meets the continued listing requirement for market value of publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and will need to provide NASDAQ written notice of its intent to cure the deficiency during the second compliance period.

On January 17, 2025, the Company received another notice (the “Annual Report Notice”) from NASDAQ indicating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Annual Report on Form 10-K for the period ended September 30, 2024 with the SEC. The Annual Report Notice has no immediate effect on the listing of the Company’s stock on Nasdaq, and it states that the Company is required to submit a plan to regain compliance with Nasdaq Listing Rule 5250(c)(1) within 60 calendar days from the date of the Annual Report Notice. If the plan is accepted by Nasdaq, then Nasdaq can grant the Company up to 180 calendar days from the due date of the Form 10-K for the fiscal year ended September 30, 2025 to regain compliance. In determining whether to accept such plan, Nasdaq will consider such things as the likelihood that the remedial filing, along with any subsequent periodic filing that will be due, can be made within the 180 day period, the Company’s past compliance history, the reasons for the late filing, other corporate events that may occur within our review period, the Company’s overall financial condition and its public disclosures. Any subsequent periodic filing that is due within the 180-day exception period must be filed no later than the end of the period.

On February 19, 2025, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company is not in compliance with Listing Rule 5250(c)(1) because the Company did not timely file its quarterly report on Form 10-Q for the period ended December 31, 2024 with the SEC.

We have submitted a Nasdaq compliance plan to Nasdaq on March 18, 2025 and Nasdaq grant the Company extension to (i) file the Form 10-K for the period ended September 30, 2024 on or before June 13, 2025; and (ii) file the Form 10-Q for the period ended December 31, 2024 on or before July 14, 2025.

On May 19, 2025, the Company received a notice (the “Quarterly Report Notice”) from NASDAQ indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2025 with the Securities and Exchange Commission. The Quarterly Report Notice has no immediate effect on the listing of the Company’s stock on Nasdaq.

As a result of this additional delinquency of the Form 10-Q for the period ended March 31, 2025, the Company submitted an update to its original plan to regain compliance with respect to the filing requirement on June 3, 2025.

On June 13, 2025, the Company did not manage to file its Form 10-K for the year ended September 30, 2024 and received a delist determination letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC on June 27, 2025 (“Nasdaq Delist Determination Letter”). According to the Nasdaq Delist Determination Letter, unless the Company requests an appeal of this determination by July 7, 2025, trading of the Company’s common stock will be suspended from The Nasdaq Capital Market at the opening of business on July 9, 2025, and NSADAQ will file a Form 25-NSE with the SEC to remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

The Company intends to file its Form 10-K for the fiscal year ended September 30, 2024 as soon as possible, and in any event before July 7, 2025. In addition, the Company intends to appeal Nasdaq’s delist determination and plans to request a hearing before a Nasdaq Hearings Panel to present its plan for regaining compliance with the applicable Nasdaq Listing Rules by 4:00 Eastern Time on July 7, 2025.

Currently, the Company has 7 subsidiaries: WEWIN TECHNOLOGY LLC, a Florida limited liability company (“Wewin”), DZR Tech Limited; a Hong Kong limited company (“DZR Tech”); CIMG PTE. LTD., a Singapore limited liability company; Zhongyan Shangyue Technology Co., Ltd., a limited liability company organized under the laws of the PRC (“Beijing Zhongyan”); Henan Zhongyan Shangyue Technology Co., Ltd, a limited liability company organized under the laws of the PRC; Xilin Online (Beijing) E-commerce Co., Ltd, a limited liability company organized under the laws of the PRC; and Shanghai Huomao Cultural Development Co., Ltd., a limited liability company organized under the laws of the PRC.

Wewin, DZR Tech and CIMG Singapore are wholly owned subsidiaries of the Company. Beijing Zhongyan is a wholly owned subsidiary of DZR Tech. Henan Zhongyan is wholly owned subsidiaries of Beijing Zhongyan. Beijing Xilin and Shanghai Huomao are 51% owned by Beijing Zhongyan. Beijing Zhongyan, Henan Zhongyan, Beijing Xilin and Shanghai Huomao are our PRC Subsidiaries.

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at http://www.ccmg.tech as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Report. Our corporate governance policies, ethics code and board of directors’ committee charters are posted under the Investor Relations section of the website. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

Risks Related to Our Financial Condition and Capital Requirements

●	We have a history of net losses. We expect to continue to incur net losses in the future and we may never generate sufficient revenue to achieve or sustain profitability. (see page 23)

●	We expect to need to obtain additional capital to fund our existing operations and, if we are unable to obtain such financing, we may be unable to continue to operate as a going concern. (see page 23)

●	We have a limited operating history, which may make it difficult to evaluate our current business and to forecast our future performance. (see page 24)

●	Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations. (see page 24)

Risks Related to Our Business

●	Continued innovation and the successful development and timely launch of new products are critical to our financial results and the achievement of our growth strategy. (see page 25)

●	Our future financial results are difficult to predict, and failure to meet market expectations for our financial performance or any publicly announced guidance may cause the price of our stock to decline. (see page 25)

●	Increased competition, including as a result of industry consolidation, could hurt our businesses, and changes in the coffee, tea and beverage environment and retail landscape could impact our financial results. (see page 26)

●	Our business, growth and profitability depend on the performance of third-parties and our relationship with them, including third-party maca product providers. (see page 27)

●	Interruption or increased costs of our supply chain and sales network, including a disruption in operations at any of our facilities, could affect our ability to distribute products and could adversely affect our business and sales. (see page 27)

●	The loss of any member of our senior management team or our inability to attract and retain highly skilled personnel could have a material adverse effect on our business. (see page 28)

●	Because our management structure is not centralized, the management of our business operations may be more expensive and more difficult. (see page 28)

●	We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy. (see page 28)

●	Any failure by us to accurately forecast customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results. (see page 29)

●	We may not be able to adequately protect our intellectual property rights, and our competitors may be able to offer similar products, which would harm our competitive position. Additionally, we may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations. (see page 29)

●	Failure to comply with applicable transfer pricing and similar regulations could harm our business and financial results. (see page 30)

Risks Associated With Doing Business in China

●	Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of our business. (see page 30)

●	The approval and/or other requirements of the CSRC or other mainland China governmental authorities may be required in connection with our issuance of securities overseas under mainland China rules, regulations or policies, and, if required, we cannot predict whether or for how long we will be able to obtain such approval or complete such other requirements. (see page 30)

●	A slowdown or other adverse developments in the PRC economy may harm our customers and the demand for our services and our products. (see page 31)

●	If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease. (see page 31)

●	Future inflation in China may inhibit the profitability of our business in China. (see page 31)

●	The fluctuation of the Renminbi may have a material adverse effect on your investment. (see page 32)

●	Restrictions on currency exchange may limit our ability to receive and use our revenue effectively. (see page 32)

●	Our subsidiary in China is subject to restrictions on making dividends and other payments to us. (see page 32)

●	Uncertainties with respect to the PRC legal system could have a material adverse effect on us. (see page 33)

●	The PRC’s legal and judicial system under special circumstances may not adequately protect our business and operations and the rights of foreign investors. (see page 33)

●	Certain PRC regulations, including the M&A Rules and national security regulations, may require a complicated review and approval process which could make it more difficult for us to pursue growth through acquisitions in China. (see page 33)

●	PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to the PRC Subsidiaries and affiliated entities, which could harm our liquidity and our ability to fund and expand our business. (see page 34)

●	We must remit offering proceeds to China in a future securities issuance before they may be used to benefit our business in China, the process of which may be time-consuming, and we cannot assure that we can complete all necessary governmental registration processes in a timely manner. (see page 34)

●	A failure by the beneficial owners of our shares who are PRC residents to comply with certain PRC foreign exchange regulations could restrict our ability to distribute profits, restrict our overseas and cross-border investment activities and subject us to liability under PRC law. (see page 35)

●	We may be subject to fine due to our insufficient payment of the social insurance and housing fund of the employees. (see page 35)

●	You may face difficulties in protecting your interests and exercising your rights as a stockholder of ours since we conduct part of our operations in China and part of our officers and directors reside in China. (see page 36)

●	You may experience difficulties in protecting your rights through the United States courts. (see page 36)

●	Increases in labor costs in the PRC may adversely affect our business and our profitability. (see page 36)

●	Our auditor is headquartered in Singapore and is subject to inspection by the PCAOB on a regular basis. To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for our company become located in China, the PCAOB may not be able inspect such audit documentation and, as such, you may be deprived of the benefits of such inspection and our Common Stock could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act and Accelerating Holding Foreign Companies Accountable Act. (see page 36)

●	In light of recent events indicating greater oversight by the CAC over data security, we may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have a material adverse effect on our business and our securities. (see page 37)

●	Compliance with China’s new Data Security Law, Measures on Cybersecurity Review (revised draft for public consultation), Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business. (see page 37)

●	Failure to comply with the Foreign Corrupt Practices Act could adversely affect our business. (see page 39)

Risks Related to Ownership of our Common Stock

●	The market price of our stock may be volatile, and you could lose all or part of your investment. (see page 40)

●	Despite our listing on the Nasdaq Capital Market, there can be no assurance that an active trading market for our Common Stock will be sustained. (see page 40)

●	The Nasdaq Capital Market may subsequently delist our securities if we fail to comply with ongoing listing standards. (see page 40)

●	We have broad discretion in the use of the net proceeds from our recent offering and may not use them effectively, which could affect our results of operations and cause our stock price to decline. (see page 42)

●	We incur significant costs as a result of operating as a public company, and our management must devote substantial time to compliance initiatives as a result of the listing of our Common Stock on the Nasdaq Capital Market. (see page 42)

●	We expect to incur significant costs and devote substantial management time to maintaining our disclosure controls and procedures and internal control over financial reporting, and regardless we may be unable to prevent or detect all errors or acts of fraud or to accurately and timely report our financial results or file our periodic reports in a timely manner. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud. (see page 43)

●	Anti-takeover provisions in our third amended and restated bylaws and Nevada law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our securities. (see page 44)

●	We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any profits from an investment in our Common Stock will depend on whether the price of our Common Stock increases. (see page 44)

●	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us. (see page 44)

General Risk Factors

●	Product safety and quality concerns could negatively affect our business. (see page 45)

●	If we are unable to protect our information systems against service interruption or failure, misappropriation of data or breaches of security, our operations could be disrupted, we could be subject to costly government enforcement actions and private litigation and our reputation may be damaged. (see page 46)

●	Changes in regulatory standards could adversely affect our business. (see page 46)

●	Employment litigation and unfavorable publicity could negatively affect our future business. (see page 46)

●	Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations. (see page 47)

●	Currently pending, threatened or future litigation or governmental proceedings or inquiries could result in material adverse consequences, including judgments or settlements. (see page 47)

●	Future acquisitions of and investments in new businesses could impact on our business and financial condition. (see page 47)

●	Ongoing geopolitical tensions around the world may have a material adverse effect on our business, financial condition, and results of operations. (see page 47)

In addition to the other information set forth in this Report and other filings we have made and make in the future with the SEC, you should carefully consider the following risk factors and uncertainties, which could materially affect our business, financial condition or results of operations in future periods. Additional risks are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Risks Related to Our Financial Condition and Capital Requirements

We have a history of net losses. We expect to continue to incur net losses in the future.

We have incurred net losses since our inception in 2013, including net losses of $8.56 million and $8.75 million for the years ended September 30, 2024, and 2023, respectively. As of September 30, 2024, our accumulated deficit was approximately $81.93 million. We expect to incur significant sales and marketing expenses, as well as costs associated with operating as an exchange-listed public company, prior to recording sufficient revenue from our operations to offset these expenses.

These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Our ability to become and remain profitable will depend on our ability to generate significantly higher revenues from the sales of our single-service coffee products, Maca series products, etc., which depends upon a number of factors, including but not limited to successful sales, manufacturing, marketing and distribution of our products and services.

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

Our independent auditor’s report for the fiscal year ended September 30, 2024 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, and absent additional financing we may be unable to remain a going concern.

Considering our current cash resources and our current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations for at least twelve months. This evaluation is based on relevant conditions and events that are currently known or reasonably foreseeable. A reduction in consumer demand for, or revenues from the sale of, our maca related products could further constrain our cash resources.

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

We may also consider raising additional capital in the future to expand our business, to pursue strategic investments or acquisitions, to take advantage of financing opportunities or for other reasons, including to:

●	fund development of our products;
●	acquire, license or invest in technologies or intellectual property relating to our existing products;
●	acquire or invest in complementary businesses or assets; and
●	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	success of our current marketing efforts;
●	our revenue growth rate and ability to generate cash flows from sales of our products;
●	effects of competing technological and market developments; and
●	changes in regulatory oversight applicable to our products.

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

We have a limited operating history, which may make it difficult to evaluate our current business and to forecast our future performance.

We have little operating history and are addressing an emerging market. As a result, our current and future business prospects are difficult to evaluate. All potential investors must consider our business prospects in light of the risks and difficulties we have encountered and will continue to encounter as a company operating in a rapidly evolving market. Some of these risks relate to our potential inability to:

●	effectively manage our business and proprietary information;
●	recruit and retain sales and marketing, technical and managerial personnel;
●	recruit and retain appropriate distributor relationships;
●	successfully develop and protect our intellectual property portfolio;
●	successfully provide high quality products as our business expands; and
●	successfully address other risks, as described in this Report or otherwise.

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

In addition, Section 382 may limit the utilization of net operating loss carryforwards. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, and certain other tax attributes to offset future taxable income or reduce taxes. Our past issuance of stock and other changes in our stock ownership may have resulted in one or more ownership changes within the meaning of Section 382 of the Code; accordingly, our pre-change NOLs may be subject to limitations under Section 382. State NOL carryforwards may be similarly limited. Furthermore, transactions in our stock that have occurred in the past and could occur in the future may trigger another ownership change pursuant to Section 382. Because of the cost and complexity involved in the analysis of a Section 382 ownership change and the fact that we do not have any taxable income to offset, we have not undertaken a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership could result in ownership changes under Section 382 of the Code further limiting our ability to utilize our NOLs. Finally, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, even if we attain profitability, we may not be able to use a material portion of our NOLs, and this could reduce our earnings and potentially affect the valuation of our stock.

Risks Related to Our Business

Continued innovation and the successful development and timely launch of new products are critical to our financial results and the achievement of our growth strategy.

Our primary focus is on developing maca-based products for the Asian market, targeting consumers for use at home, in the office, and in other everyday settings. Our future success depends, largely, on our ability to implement these and our other growth strategies effectively. However, the achievement of our growth strategy is dependent, among other things, on our ability to extend the product offerings of our existing brands and introduce innovative new. Although we devote significant focus to the development of new products, including Maca Peptide Coffee, Maca-Noni, Maca Wine, Maca Purified Powder, we may not be successful in developing innovative new products or our new products may not be commercially successful. Additionally, our new product introductions are often time sensitive, and thus failure to deliver innovations on schedule could be detrimental to our ability to successfully launch such new products and retain partners, in addition to potentially harming our reputation and customer loyalty. If we fail to implement our growth strategies or if we invest resources in growth strategies that ultimately prove unsuccessful, our sales and profitability may be negatively affected, which would materially and adversely affect our business, financial condition and results of operations. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, manufacture, market and sell new or improved products and co-packing services in these changing marketplaces.

Our future financial results are difficult to predict, and failure to meet market expectations for our financial performance or any publicly announced guidance may cause the price of our stock to decline.

As we and our industry evolve, we expect to face new challenges with respect to our introduction of innovative products and the changing competitive landscape within the maca products industry. These challenges can occur at various stages, including design, supply chain and sales cycle. Any public forecasts regarding the expected performance of our business and future operating results are forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in our filings with the SEC and in our other public statements, and necessarily reflect current assumptions and judgments that may prove incorrect. As a result, there can be no assurance that our performance will be consistent with any public forecasts or that any variation from such forecasts will not be material and adverse. Failure to meet expectations, particularly with respect to operating margins, earnings per share, operating cash flows and net revenues may result in a decline and/or increased volatility in the price of our stock. In addition, broad price and volume fluctuations in the stock market as a whole, as well as general economic, business and political conditions, may adversely affect the price of our stock in ways that may be unrelated to our financial performance.

Our international sales and operations subject us to various additional legal, regulatory, financial and other risks.

We have a manufacturing and sales office in Hong Kong. We operate globally and are attempting to develop products in multiple countries. Consequently, we face complex legal and regulatory requirements in multiple jurisdictions, which may expose us to certain financial and other risks. International operations are subject to a variety of risks, including:

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

The maca products industry is intensely competitive and we compete with respect to product, quality, convenience, technology, innovation, and price. We face significant competition in each of our channels and marketplaces. We compete with major international maca products companies that operate in multiple geographic areas, many of which have greater financial and other resources than we do, as well as numerous companies that are primarily local in operation. Our Maca Series products also compete against local or regional brands as well as against private label brands developed by retailers. Our ability to gain or maintain share of sales in the global marketplace or in various local marketplaces or maintain or enhance our relationships with our partners and customers may be limited as a result of actions by competitors, including as a result of increased consolidation in the maca products industry.

Changes in the maca products environment and retail landscape could impact our financial results.

The maca products environment is rapidly evolving as a result of, among other things, changes in consumer preferences; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the maca products retail landscape is dynamic and constantly evolving, not only in emerging and developing marketplaces, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed marketplaces, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Our business, growth and profitability depend on the performance of third-parties and our relationship with them.

In connection with the distribution of maca products, we rely on third-party suppliers and manufacturing partners to provide high quality maca products. We also rely on our manufacturing partners to provide us with additional manufacturing and facilitate distribution efforts throughout China. Our reliance on third-party suppliers and manufacturing partners subjects us to additional risks, including the possible termination of the arrangement by a third-party suppliers or manufacturing partner at a time that is costly or inconvenient for us. Our third-party suppliers and manufacturing partners are independent entities subject to their own unique operational and financial risks that are out of our control. If any of these third-party suppliers or manufacturing partners fail to perform as required, this could cause delays in our receipt of the maca products or otherwise adversely affect our business.

In addition, a significant portion of our distribution network, and correspondingly our success in distributing our maca products, depends on the performance of third-parties. Any non-performance or deficient performance by such parties may undermine our operations and profitability. For distribution of our maca products, we typically rely on third party distribution networks, including freight companies and common carriers. The success of these distribution networks depends on the performance of brokers, distributors, common carriers and retailers, as well as our third-party manufacturing partners as it relates to distribution of certain of our products. There is a risk that a broker, distributor, common carrier or retailer may refuse to or cease to market or carry our product, or that any such entity or our third-party manufacturing partner may not adequately perform its functions within the network by, without limitation, failing to distribute our products.

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

While we are currently a small company and, therefore, limited in our product development, marketing and sales activities, we anticipate continued growth in our business operations commensurate with the expansion of our sales and support operations and distribution network and the commercialization of our coffee products. Any future growth could impose significant added responsibilities on members of our existing management and create strain on our organizational, administrative, and operational infrastructure, including sales and marketing, quality control, and customer service. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures, which in the past have been determined to be inadequate. Our status as an exchange-listed public company will require us to increase our investment in financial accounting and reporting. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure, to identify and recruit new staff and to implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our future financial performance and our ability to expand and market our single-serve coffee products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

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

Risks Associated With Doing Business in China

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of our business.

The PRC’s economy is in a transition from a planned economy to a market-oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions within the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Implementation of the negative list system. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment.

The approval and/or other requirements of the CSRC or other mainland China governmental authorities may be required in connection with our issuance of securities overseas under mainland China rules, regulations or policies, and, if required, we cannot predict whether or for how long we will be able to obtain such approval or complete such other requirements.

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, purport to require offshore special purpose vehicles that are controlled by mainland China companies or individuals and that have been formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of mainland China domestic companies or assets to obtain CSRC approval prior to publicly listing their securities on an overseas stock exchange. The interpretation and application of the regulations remain unclear. If CSRC approval is required, it is uncertain how long it will take for us to obtain such approval, and, even if we obtain such CSRC approval, the approval could be rescinded. Any failure to obtain or a delay in obtaining CSRC approval for our future issuance of securities overseas may subject us to sanctions imposed by the CSRC and other mainland China regulatory agencies, which could include fines and penalties on our operations in mainland China, restrictions or limitations on our ability to pay dividends outside of mainland China, and other forms of sanctions that may materially and adversely affect our business, financial condition, and results of operations.

Furthermore, on July 6, 2021, the PRC government promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities, or the July 6 Opinions, which, among other things, called for enhanced administration and supervision of overseas-listed mainland China-based companies, proposed to strengthen the supervision of the overseas issuance and listing of shares by mainland China-based companies and clarified the responsibilities of competent domestic industry regulators and government authorities. On December 28, 2021, the CAC, together with other relevant administrative departments, jointly released the Cybersecurity Review Measures, which took effect on February 15, 2022. Pursuant to the Cybersecurity Review Measures, network platform operators with personal information of over one million users shall apply with the Cybersecurity Review Office for a cybersecurity review before going to list abroad.

The new rules for the filing-based administration of overseas securities offerings and listings by Chinese domestic companies released on February 17, 2023, or New Filing Rules, establish a new filing-based regime to regulate overseas offerings and listings by domestic companies. According to the New Filing Rules, (i) an overseas offering and listing by a domestic company, whether directly or indirectly, shall be filed with the CSRC; and (ii) the issuer or its affiliated domestic company, as the case may be, shall file with the CSRC for its initial public offering, follow-on offering, issuance of convertible bonds, offshore relisting after go-private transactions and other equivalent offing activities. In addition, after a domestic company has offered and listed securities in an overseas markets, it is required to file a report to the CSRC after the occurrence and public disclosure of certain material corporate events, including but not limited to change of control and voluntary or mandatory delisting. From March 31, 2023, enterprises that have been listed overseas shall constitute existing enterprises and are not required to conduct the overseas listing filing procedure immediately, but shall carry out filing procedures as required if they conduct future offshore offerings or capital raising activities or are involved in other circumstances that require filing with the CSRC.

On February 24, 2023, the CSRC, together with other relevant government authorities, issued the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, or the Archives Rules, which became effective on March 31, 2023. According to the Archives Rules, domestic mainland China companies, whether offering and listing securities overseas directly or indirectly, must strictly abide the applicable laws and regulations when providing or publicly disclosing, either directly or through their overseas listed entities, documents and materials to securities companies, securities services providers such as accounting firms, or overseas regulators in the process of their overseas offering and listing. If such documents or materials contain any state secrets or government authorities work secrets, domestic companies must obtain the approval from competent governmental authorities according to the applicable laws, and file with the secrecy administrative department at the same level with the approving governmental authority. Furthermore, the Archives Rules also provides that securities companies and securities service providers shall also fulfill the applicable legal procedures when providing overseas regulatory institutions and other relevant institutions and individuals with documents or materials containing any state secrets or government authorities work secrets or other documents or materials that, if divulged, will jeopardize national security or public interest.

A slowdown or other adverse developments in the PRC economy may harm our customers and the demand for our services and our products.

Part of our operations are conducted in the PRC. Although the PRC economy has grown significantly in recent years, there is no assurance that this growth will continue. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and services.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries that may affect our economic outlook both in the United States and in China. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our Common Stock.

Future inflation in China may inhibit the profitability of our business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our services and products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our services and products.

The fluctuation of the Renminbi may have a material adverse effect on your investment.

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, various factors, such as changes in China’s political and economic conditions and China’s foreign exchange controls. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under such policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Later on, the People’s Bank of China has decided to further implement the reform of the RMB exchange regime and to enhance the flexibility of RMB exchange rates. Such changes in policy have resulted in a significant appreciation of the Renminbi against the U.S. dollar since 2005. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant adjustment of the Renminbi against the U.S. dollar. Any significant appreciation or revaluation of the Renminbi may have a material adverse effect on the value of, and any dividends payable on, shares of our Common Stock in foreign currency terms. More specifically, if we decide to convert our Renminbi into U.S. dollars, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. To the extent that we need to convert U.S. dollars we receive from our 2018 offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. In addition, appreciation or depreciation in the exchange rate of the Renminbi to the U.S. dollar could materially and adversely affect the price of shares of our Common Stock in U.S. dollars without giving effect to any underlying change in our business or results of operations.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

Part of our revenue is denominated in Renminbi. As a result, restrictions on currency exchange may limit our ability to use revenue generated in Renminbi to fund any business activities we may have outside China in the future or to make dividend payments to our shareholders in U.S. dollars. Under current PRC laws and regulations, Renminbi is freely convertible for current account items, such as trade and service-related foreign exchange transactions and dividend distributions. However, Renminbi is not freely convertible for direct investment or loans or investments in securities outside China, unless such use is approved by SAFE. For example, foreign exchange transactions under the subsidiary’s capital account, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval requirement of SAFE. These limitations could affect our ability to convert Renminbi into foreign currency for capital expenditures. And the Chinese government is further strengthening the control of foreign exchange; we will not be able to change the Chinese government’s decision in our own power.

Our subsidiary in China is subject to restrictions on making dividends and other payments to us.

CIMG is a holding company and relies partially on dividends paid by its subsidiaries in China for our cash needs, including paying dividends and other cash distributions to our shareholders to the extent we choose to do so, servicing any debt we may incur and paying our operating expenses. Current PRC regulations permit the subsidiary in China to pay dividends to us only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Under the applicable requirements of PRC law, Beijing Zhongyan may only distribute dividends after it has made allowances to fund certain statutory reserves. These reserves are not distributable as cash dividends. In addition, if the subsidiaries or affiliated entities in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any such restrictions may materially affect such entities’ ability to make dividends or make payments, in service fees or otherwise, to us, which may materially and adversely affect our business, financial condition and results of operations.

Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions in a civil law system may be cited as reference but have limited precedential value. Since 1979, newly introduced PRC laws and regulations have significantly enhanced the protections of interest relating to foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to evolve rapidly, the interpretations of such laws and regulations may not always be consistent, and enforcement of these laws. In different administrative areas and regulations involves significant uncertainties, any of which could limit the available legal protections. In addition, the PRC administrative and judicial authorities have significant discretion in interpreting, implementing or enforcing statutory rules and contractual terms, and it may be more difficult to predict the outcome of administrative and judicial proceedings and the level of legal protection we may enjoy in the PRC than under some more developed legal systems. These uncertainties may affect our decisions on the policies and actions to be taken to comply with PRC laws and regulations, and may affect our ability to enforce our contractual or tort rights. In addition, the regulatory uncertainties may be exploited through unmerited legal actions or threats in an attempt to extract payments or benefits from us. Such uncertainties may therefore increase our operating expenses and costs, and materially and adversely affect our business and results of operations.

The PRC’s legal and judicial system under special circumstances may not adequately protect our business and operations and the rights of foreign investors.

The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is uncertain. As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, Different administrative regions have different legal and judicial interpretations or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC’s legal system is based on the civil law regime, that is, it is based on written statutes. A decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC’s political, economic or social life, will not affect the PRC government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

Certain PRC regulations, including the M&A Rules and national security regulations, may require a complicated review and approval process which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rules established additional procedures and requirements that could make merger and acquisition activities in China by foreign investors more time-consuming and complex. For example, the Ministry of Commerce (“MOFCOM”) must be notified in the event a foreign investor takes control of a PRC domestic enterprise. In addition, certain acquisitions of domestic companies by offshore companies that are related to or affiliated with the same entities or individuals of the domestic companies, are subject to approval by the MOFCOM. In addition, the Implementing Rules Concerning Security Review on Mergers and Acquisitions by Foreign Investors of Domestic Enterprises, issued by the MOFCOM in August 2011, require that mergers and acquisitions by foreign investors in “any industry with national security concerns” be subject to national security review by the MOFCOM. In addition, any activities attempting to circumvent such review process, including structuring the transaction through a proxy or contractual control arrangement, are strictly prohibited. There is significant uncertainty regarding the interpretation and implementation of these regulations relating to merger and acquisition activities in China. In addition, complying with these requirements could be time-consuming, and the required notification, review or approval process may materially delay or affect our ability to complete merger and acquisition transactions in China. As a result, our ability to seek growth through acquisitions may be materially and adversely affected. In addition, if the MOFCOM determines that we should have obtained its approval for our entry into contractual arrangements with the affiliated entities, we may be required to file for remedial approvals. There is no assurance that we would be able to obtain such approval from the MOFCOM. We may also be subject to administrative fines or penalties by the MOFCOM that may require us to limit our business operations in the PRC, delay or restrict the conversion and remittance of our funds in foreign currencies into the PRC or take other actions that could have material and adverse effect on our business, financial condition and results of operations.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to the PRC Subsidiaries and affiliated entities, which could harm our liquidity and our ability to fund and expand our business.

CIMG is a Nevada corporation conducting part of its operations in China through its PRC and Hong Kong subsidiaries. CIMG may make loans to the Hong Kong PRC Subsidiaries subject to the approval from governmental authorities and limitation of amount, or may make additional capital contributions to subsidiaries in China.

Any loans to the subsidiaries in China are subject to foreign investment and are under PRC regulations and foreign exchange loan registrations. For example, loans by us to the wholly foreign-owned subsidiaries or VIE entities in China to finance their activities must be registered with the local counterpart of SAFE. In addition, a foreign invested enterprise shall use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of a foreign invested enterprise shall not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly use for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) the granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises). On October 23, 2019, the SAFE promulgated the Notice of the State Administration of Foreign Exchange on Further Promoting the Convenience of Cross-border Trade and Investment, or the SAFE Circular 28, which, among other things, allows all foreign-invested companies to use Renminbi converted from foreign currency-denominated capital for equity investments in China, as long as the equity investment is genuine, does not violate applicable laws, and does not violate with the negative list on foreign investment. However, since the SAFE Circular 28 is newly promulgated, it is unclear how SAFE and competent banks will carry this out in practice. In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis.

We must remit offering proceeds to China in a future securities issuance before they may be used to benefit our business in China, the process of which may be time-consuming, and we cannot assure that we can complete all necessary governmental registration processes in a timely manner.

The proceeds of a future offering may be remitted back to the PRC, and the process for wiring such proceeds back to the PRC may be time-consuming after the closing of a future offering. We may be unable to use these proceeds to grow our business until the PRC Subsidiaries receive such proceeds in the PRC. Any transfer of funds by us to the PRC Subsidiaries, either as a shareholder loan or as an increase in registered capital, are subject to approval by or registration or filing with relevant governmental authorities in China. Any foreign loans procured by the PRC Subsidiaries is required to be registered with China’s State Administration of Foreign Exchange (“SAFE”) or its local branches or satisfy relevant requirements, and the PRC subsidiaries may not procure loans which exceed the difference between their respective total project investment amount and registered capital or 2 times (which may be varied year by year due to the change of PRC’s national macro-control policy) of the net worth of the PRC subsidiary. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to the PRC subsidiaries are subject to the approval of or filing with State Administration for Market Regulation in its local branches, the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to the PRC subsidiary or with respect to future capital contributions by us to the PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund the PRC operations may be negatively affected, which could materially and adversely affect our liquidity, our ability to fund and expand our business and our securities.

A failure by the beneficial owners of our shares who are PRC residents to comply with certain PRC foreign exchange regulations could restrict our ability to distribute profits, restrict our overseas and cross-border investment activities and subject us to liability under PRC law.

SAFE has promulgated regulations, including the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles (or SAFE Circular No. 37), effective on July 4, 2014, and its appendices, that require PRC residents, including PRC institutions and individuals, to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular No. 37 as a “special purpose vehicle.” SAFE Circular No. 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

These regulations apply to our direct and indirect shareholders who are PRC residents and may apply to any offshore acquisitions or share transfers that we make in the future if our shares are issued to PRC residents. However, in practice, different local SAFE branches may have different views and procedures on the application and implementation of SAFE regulations, and since SAFE Circular No. 37 was relatively new, there remains uncertainty with respect to its implementation. As of the date of this report, all PRC residents known to us that currently hold direct or indirect interests in our company have completed the necessary registrations with SAFE as required by SAFE Circular 37. However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with the requirements of SAFE Circular 37. However, we cannot assure you that these individuals or any other direct or indirect shareholders or beneficial owners of our company who are PRC residents will be able to successfully complete the registration or update the registration of their direct and indirect equity interest as required in the future. If they fail to make or update the registration, our shareholders could be subject to fines and legal penalties, and SAFE could restrict our cross-border investment activities and our foreign exchange activities, including restricting the PRC subsidiary’s ability to distribute dividends to, or obtain loans denominated in foreign currencies from, our company, or prevent us from paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

We may be subject to fine due to our insufficient payment of the social insurance and housing fund of the employees.

Pursuant to the Social Insurance Law of the PRC, as amended on December 29, 2018,and the Regulation on the Administration of Housing Accumulation Funds, as amended on March 24, 2019, employers in China shall register with relevant social insurance agency and relevant housing provident fund management center and open special housing provident fund accounts for each of their employees, and pay contributions to the social insurance plan and the housing provident fund for their employees, such contribution amount payable shall be calculated based on the employee’s actual salary in accordance with the relevant regulations. In case the employer fails to make sufficient payment of the social insurance, it may be subject to fine up to 3 times of the insufficient amount and pay late fees. If the employer failed to register with relevant housing provident fund management center or failed to open special housing provident fund accounts for the employees within the ordered time limit, a fine of not less than RMB10,000 nor more than RMB50,000 may be imposed. In addition, if the employer fails to pay sufficient contributions to housing provident fund as required, the housing provident fund management center shall order it to make the payment and deposit within a prescribed time limit; where the payment has not been made after the expiration of the time limit, the housing provident fund management center may request the people’s court for compulsory enforcement. On July 20, 2018, the General Office of the Communist Party of China and the General Office of the State Council jointly issued the Reform Plan on Tax Collection and Administration Systems for Local Offices of the State Administration of Taxation and Local Taxation Bureaus, according to which the collection and administration of social insurance will be transferred from the social insurance departments to competent tax authorities, and the supervision over the payment of social insurance will be significantly strengthened in the way that an enterprise must pay social insurance for its employees based on their overall salary at certain legally required rates. If we are fined due to insufficient payment of the social insurance and housing fund of the employees, our business operations could be materially and adversely affected.

You may face difficulties in protecting your interests and exercising your rights as a stockholder of ours since we conduct part of our operations in China and part of our officers and directors reside in China.

We conduct part of our operations in China through Beijing Zhongyan, our subsidiary in China. Part of our current officers and directors reside outside the United States and part of the assets of those persons are located outside of the United States. Because of this, it may be difficult for you to conduct due diligence on our company, our executive officers or directors and attend stockholder meetings if the meetings are held in China. As a result, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely or predominantly within the United States.

You may experience difficulties in protecting your rights through the United States courts.

Currently, part of our operations is conducted in China and part of our assets are located in China. Part our officers are nationals or residents of the PRC and a substantial portion of their assets are located outside the United States. As a result, it may be difficult for a stockholder to effect service of process within the United States upon these persons, or to enforce judgments against us which are obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States.

In addition, it may be difficult or impossible for you to effect service of process within the United States upon us our directors and officers in the event that you believe that your rights have been violated under United States securities laws or otherwise. Even if you are successful in effecting service of process and bringing an action of this kind, the laws of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers. There is no statutory recognition in the PRC of judgments obtained in the United States.

Increases in labor costs in the PRC may adversely affect our business and our profitability.

The economy of China has been experiencing significant growth, leading to inflation and increased labor costs. China’s overall economy and the average wage in the PRC are expected to continue to grow. Future increases in China’s inflation and material increases in the cost of labor may materially and adversely affect our profitability and results of operations.

Our auditor is headquartered in Singapore and is subject to inspection by the PCAOB on a regular basis. To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for our company become located in China, the PCAOB may not be able inspect such audit documentation and, as such, you may be deprived of the benefits of such inspection and our Common Stock could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act and Accelerating Holding Foreign Companies Accountable Act.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in this report filed with the SEC and will issue audit reports related to our company in the future. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, to the extent that our auditor’s work papers become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. On December 2, 2021, the Securities and Exchange Commission adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. We are required by the HFCAA to have an auditor that is subject to the inspection by the PCAOB. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB was unable to inspect or investigate completely certain named registered public accounting firms headquartered in mainland China and Hong Kong. Our independent registered public accounting firm is headquartered in the Singapore and has been inspected by the PCAOB on a regular basis and as such, it is not affected by or subject to the PCAOB’s Determination Report. To the extent this status changes in the future and our auditor’s audit documentation related to their audit reports for our company becomes outside of the inspection by the PCAOB, our Common Stock could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act.

Our securities may be prohibited from trading on a national exchange or over-the-counter in the United States under the Holding Foreign Companies Accountable Act, if the PCAOB determines that it cannot inspect or fully investigate our auditors for two consecutive years. As a result, an exchange may determine to delist our securities.

In light of recent events indicating greater oversight by the CAC over data security, we may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have a material adverse effect on our business and our securities.

Since 2021, the Chinese government has strengthened its anti-monopoly supervision, mainly in three aspects: (1) establishing the National Anti-Monopoly Bureau; (2) revising and promulgating anti-monopoly laws and regulations, including: the Anti-Monopoly Law (draft Amendment published on October 23, 2021 for public opinions), the anti-monopoly guidelines for various industries, and the detailed Rules for the Implementation of the Fair Competition Review System; and (3) expanding the anti-monopoly law enforcement targeting Internet companies and large enterprises. As of the date of this report, the Chinese government’s recent statements and regulatory actions related to anti-monopoly concerns have not impacted our ability to conduct business, accept foreign investments, or list on a U.S. or other foreign exchange because neither the Company nor its PRC operating entities engage in monopolistic behaviors that are subject to these statements or regulatory actions.

On November 14, 2021, the CAC released the Regulations on the Network Data Security Management (Draft for Comments), or the Data Security Management Regulations Draft, to solicit public opinion and comments till December 13, 2021, which has not been promulgated as of the date of this report. Pursuant to the Data Security Management Regulations Draft, data processors holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. Data processing activities refers to activities such as the collection, retention, use, processing, transmission, provision, disclosure, or deletion of data. According to the latest amended Cybersecurity Review Measures, which was promulgated on November 16, 2021 and became effective on February 15, 2022, an online platform operator holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad.

As of the date of this report, CIMG and its subsidiaries have not received any notice from any authorities requiring the PRC subsidiaries to go through cybersecurity review or network data security review by the CAC. Given that CIMG and its subsidiaries do not possess personal data of at least one million individual clients and do not collect data that affects or may affect national security in their business operations as of the date of this report and do not anticipate that they will be collecting over one million users’ personal information or data that affects or may affect national security in the near future. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review and network data security review in the future, which could materially and adversely affect our business, financial conditions, and results of operations.

Compliance with China’s new Data Security Law, Measures on Cybersecurity Review (revised draft for public consultation), Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.

China has implemented or will implement rules and is considering a number of additional proposals relating to data protection. China’s new Data Security Law promulgated by the Standing Committee of the National People’s Congress of China in June 2021, or the Data Security Law, will take effect in September 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government. As the Data Security Law has not yet come into effect, we may need to make adjustments to our data processing practices to comply with this law.

Additionally, China’s Cyber Security Law, requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that China adopt a multi-level protection scheme (MLPS), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong-from the lowest Level 1 to the highest Level 5 pursuant to the Measures for the Graded Protection and the Guidelines for Grading of Classified Protection of Cyber Security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

Recently, the Cyberspace Administration of China has taken action against several Chinese internet companies in connection with their initial public offerings on U.S. securities exchanges, for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law and the Measures on Cybersecurity Review, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.” On July 10, 2021, the Cyberspace Administration of China published a revised draft of the Measures on Cybersecurity Review, expanding the cybersecurity review to data processing operators in possession of personal information of over 1 million users if the operators intend to list their securities in a foreign country.

It is unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on the life sciences sector generally and the Company in particular. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and this could lead to us delisting from the U.S. stock market.

In addition, our securities may be prohibited from trading on a national exchange or over-the-counter in the United States under the Holding Foreign Companies Accountable Act, if the PCAOB determines that it cannot inspect or fully investigate our auditors for two consecutive years.

Also, on August 20, 2021, the National People’s Congress passed the Personal Information Protection Law, which will be implemented on November 1, 2021. The law creates a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The law also proposes that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to-be-set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the draft contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year.

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement. Compliance with the Cyber Security Law and the Data Security Law could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the recent Chinese government actions could materially adversely affect our ability, on favorable terms, to raise capital, including engaging in follow-on offerings of our securities in the U.S. market.

On November 14, 2021, the Cyberspace Administration of China released the Regulations on the Network Data Security Management (Draft for Comments), or the Data Security Management Regulations Draft, to solicit public opinion and comments till December 13, 2021, which has not been promulgated as of the date of this report. Pursuant to the Data Security Management Regulations Draft, data processors holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. Data processing activities refers to activities such as the collection, retention, use, processing, transmission, provision, disclosure, or deletion of data. According to the latest amended Cybersecurity Review Measures, which was promulgated on November 16, 2021 and became effective on February 15, 2022, an online platform operator holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad.

As of the date of this report, CIMG and its subsidiaries have not received any notice from any authorities requiring the PRC subsidiaries to go through cybersecurity review or network data security review by the CAC. Given that the PRC subsidiaries do not possess personal data of at least one million individual clients and do not collect data that affects or may affect national security in their business operations as of the date of this report and do not anticipate that they will be collecting over one million users’ personal information or data that affects or may affect national security in the near future. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review and network data security review in the future, which could materially and adversely affect our business, financial conditions, and results of operations.

Failure to comply with the Foreign Corrupt Practices Act could adversely affect our business.

We are required to comply with the United States Foreign Corrupt Practices Act (or FCPA), which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of other companies or government agencies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.

We have operations, agreements with third parties, and make sales in China. Companies with operations in China have been accused and found guilty of sales practices that involve unlawful activity, including violations of the FCPA. We believe to date we have complied in all material respects with the provisions of the FCPA. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants and/or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

In June 2020, our Common Stock commenced trading on the Nasdaq Capital Market under the symbol “NUZE.” On October 31, 2024, we changed our symbol to “IMG.” Although our Common Stock is listed on the Nasdaq Capital Market, an active trading market for our shares may never be sustained. You may not be able to sell your shares quickly or at the market price if trading in shares of our securities is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our securities and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our securities as consideration, which could have a material adverse effect on our business, financial condition, and results of operations.

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

As a listed company, we are required to meet the continued listing requirements applicable to all Nasdaq Capital Market companies. On September 20, 2022, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“NASDAQ”) indicating that the Company was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing (the “Bid Price Rule”). On December 28, 2022, the Company completed a 1-for-35 reverse stock split, which became effective on December 28, 2022. On January 17, 2023, the Company received notice that the Company had regained compliance with the Bid Price Rule. In addition to the Bid Price Rule previously described, Nasdaq Capital Market listing rules require us to maintain a minimum stockholders’ equity of $2.5 million under Nasdaq Listing Rule 5550(b)(1), a minimum market value of listed securities of $35 million under Nasdaq Listing Rule 5550(b)(2), or a minimum net income of $500,000 under Nasdaq Listing Rule 5550(b)(3).

The Company received a notification letter from NASDAQ on January 23, 2024 (the “NASDAQ Notification Letter”), indicating that the Company was not in compliance with NASDAQ Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). The NASDAQ Notification Letter stated that the Company failed to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing, as required by the Stockholders’ Equity Requirement. Subsequently, the Company completed a convertible note financing of $320,000 on April 27, 2024, an equity financing of $1,500,000 on June 4, 2024, and an equity financing of $3,000,000 on July 11, 2024. On July 23, 2024, the Company received a letter from NASDAQ stating that based on the Company’s Form 8-K, filed with the Commission on July 19, 2024, NASDAQ has determined that the Company has complied with Listing Rule 5550(b)(1).

On January 14, 2025, the Company received a notification letter (the “Minimum Bid Price Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company is not in compliance with the minimum bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Minimum Bid Price Notice has no immediate effect on the listing of the Company’s Common Stock, which continues to trade on The Nasdaq Capital Market under the symbol “IMG.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days from the date of the Minimum Bid Price Notice, or until July 14, 2025, to regain compliance. If at any time before July 14, 2025 the closing bid price of the Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter will be resolved. If the Company does not regain compliance during the compliance period ending July 14, 2025, then NASDAQ may in its discretion determine to grant the Company an additional 180 calendar day period to regain compliance, provided that the Company on July 14, 2025 meets the continued listing requirement for market value of publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and will need to provide NASDAQ written notice of its intent to cure the deficiency during the second compliance period.

On January 17, 2025, the Company received another notice (the “Annual Report Notice”) from NASDAQ indicating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Annual Report on Form 10-K for the period ended September 30, 2024 with the SEC. The Annual Report Notice has no immediate effect on the listing of the Company’s stock on Nasdaq, and it states that the Company is required to submit a plan to regain compliance with Nasdaq Listing Rule 5250(c)(1) within 60 calendar days from the date of the Annual Report Notice. If the plan is accepted by Nasdaq, then Nasdaq can grant the Company up to 180 calendar days from the due date of the Form 10-K for the fiscal year ended September 30, 2025 to regain compliance. In determining whether to accept such plan, Nasdaq will consider such things as the likelihood that the remedial filing, along with any subsequent periodic filing that will be due, can be made within the 180 day period, the Company’s past compliance history, the reasons for the late filing, other corporate events that may occur within our review period, the Company’s overall financial condition and its public disclosures. Any subsequent periodic filing that is due within the 180 day exception period must be filed no later than the end of the period.

On February 19, 2025, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company is not in compliance with Listing Rule 5250(c)(1) because the Company did not timely file its quarterly report on Form 10-Q for the period ended December 31, 2024 with the SEC.

We have submitted a Nasdaq compliance plan to Nasdaq on March 18, 2025 and Nasdaq grant the Company extension to (i) file the Form 10-K for the period ended September 30, 2024 on or before June 13, 2025; and (ii) file the Form 10-Q for the period ended December 31, 2024 on or before July 14, 2025.

On May 19, 2025, the Company received a notice (the “Quarterly Report Notice”) from NASDAQ indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2025 with the Securities and Exchange Commission. The Quarterly Report Notice has no immediate effect on the listing of the Company’s stock on Nasdaq.

As a result of this additional delinquency of the Form 10-Q for the period ended March 31, 2025, the Company submitted an update to its original plan to regain compliance with respect to the filing requirement on June 3, 2025.

On June 13, 2025, the Company did not manage to file its Form 10-K for the year ended September 30, 2024 and received a delist determination letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC on June 27, 2025 (“Nasdaq Delist Determination Letter”). According to the Nasdaq Delist Determination Letter, unless the Company requests an appeal of this determination by July 7, 2025, trading of the Company’s common stock will be suspended from The Nasdaq Capital Market at the opening of business on July 9, 2025, and NSADAQ will file a Form 25-NSE with the SEC to remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

The Company intends to file its Form 10-K for the fiscal year ended September 30, 2024 as soon as possible, and in any event before July 7, 2025. In addition, the Company intends to appeal Nasdaq’s delist determination and plans to request a hearing before a Nasdaq Hearings Panel to present its plan for regaining compliance with the applicable Nasdaq Listing Rules by 4:00 Eastern Time on July 7, 2025.

If the Company does not regain compliance within the allotted compliance period or periods, including any extensions that NASDAQ may determine to grant, NASDAQ will provide notice that the Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a NASDAQ hearings panel. There can be no assurance that the Company will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other NASDAQ listing requirements.

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

Our management will have broad discretion in the application of the net proceeds from our recent offering. We intend to use the net proceeds from the offering to acquire complementary businesses, acquire or license products or technologies that are complementary to our own, although we have no current plans, commitments or agreements with respect to any such use of proceeds for acquisitions or licenses, and for working capital and general corporate purposes. As a result, you will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds of the offering. You will not have the opportunity, as part of your investment decision, to assess whether we are using the proceeds appropriately. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. If we do not invest or apply the net proceeds from the offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

Our business involves the collection, storage and transmission of personal, financial or other information that is entrusted to us by our customers and employees. Our information systems also contain the Company’s proprietary and other confidential information related to our businesses. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; telecommunications or system failures; server or cloud provider breaches; computer viruses; physical or electronic break-ins; cyber-attacks; catastrophic events; or breaches due to employee error or malfeasance or other attempts to harm our systems. Cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology networks and systems to more sophisticated and targeted measures, known as advanced persistent threats, directed at the Company, its products, its customers and/or its third-party service providers. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures in time. We could also experience a loss of critical data and delays or interruptions in our ability to manage inventories or process transactions. Some of our commercial partners, such as those that help us deliver our website, may receive or store information provided by us or our users through our websites. If these third parties fail to adopt or adhere to adequate information security practices, or fail to comply with our online policies, or in the event of a breach of their networks, our users’ data may be improperly accessed, used or disclosed.

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

Our business is subject to extensive domestic and international regulatory requirements regarding distribution, production, labeling and marketing. Changes to regulation of the maca products industry could include increased limitations on advertising and promotional activities or other non-tariff measures that could adversely impact our business. In addition, we face government regulations pertaining to the health and safety of our employees and our consumers as well as regulations addressing the impact of our business on the environment, domestically as well as internationally. Compliance with these health, safety and environmental regulations may require us to alter our manufacturing processes and our sourcing. Such actions could adversely impact our results of operations, cash flows and financial condition, and our inability to effectively and timely comply with such regulations could adversely impact our competitive position.

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

Ongoing geopolitical tensions around the world may have a material adverse effect on our business, financial condition, and results of operations.

We may face risks associated with heightened tensions in geopolitical and economic relations. Rivalries and sanctions between major powers, including the United States and China, and unrest, terrorist threats, wars and other conflicts involving Ukraine, the Middle East and elsewhere have created increased global uncertainty. Such geopolitical tensions, along with trade disputes and regional conflicts, may result in economic instability, market volatility, and regulatory changes, which could impact our supply chain, operations, and consumer demand. Recently, the United States has proposed to impose multiple rounds of tariffs on a wide range of goods imported from multiple countries, including China, and China has responded with retaliatory tariffs. Since February 2025, the U.S. administration has proposed to increase the total tariff level for imported Chinese goods to 125%, and additional tariff increases could be imposed as the trade tension between the two countries continues to heighten. On April 9, 2025, China responded by hiking its levies on U.S. imports to 84% from 34%. On April 10, 2025, the U.S. imposed a 34% “reciprocal tariff” on top of existing levies, effectively raising the minimum tariff on Chinese goods to 54%. On April 11, 2025, the U.S. announced that consumer electronics would be exempt from tariffs imposed on most countries, but a 20% tariff would remain in place for electronics imported from China. Later that same day, in a further retaliatory move, China increased tariffs on U.S. imports to 125%.

Historically, tariffs have led to increased trade and political tensions, between the U.S. and China, as well as between the U.S. and other countries. Political tensions as a result of trade policies could reduce trade volume, cross-border investment, technological exchange, and other economic activities between major economies, resulting in a material adverse effect on global economic conditions and the stability of global financial and stock markets. Moreover, the heightened geopolitical uncertainty and potential for further escalation may discourage investments in securities issued by China-based companies (including us) and affect the global macroeconomic environment. For example, it has been reported that the U.S. administration may consider imposing further restrictions or prohibitions on trading of Chinese securities. Such geopolitical developments could materially and adversely affect our overall financial performance and prices of our Common Stock.

Furthermore, such tensions may lead to consumer boycotts, increased security measures, and travel restrictions, all of which could negatively affect our ability to conduct business, maintain supply chain operations, and expand into new markets. Any restrictions on international trade and capital flows may have a negative impact on our ability to access capital and expand our operations. As a result, any of these events could have a material adverse effect on our business, financial condition, and results of operations. The Maca Series products are exclusively distributed in the Asian market, with raw materials, supply chains, and sales operations based in China. In contrast, DRIPKIT products are sold solely in the U.S. market, with their raw materials, supply chains, and sales operations entirely within the United States. As both product lines operate independently and do not involve cross-border trade, the Company is not directly affected by changes in export tariffs or foreign import policies. Accordingly, as of the date of this report, ongoing geopolitical tensions have had a limited impact on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

The Company’s executive officers oversee the strategic processes to safeguard data and comply with relevant regulations and has overall responsibility for evaluating cybersecurity risks, as well as related policies and risks in connection with the company’s supply chain, suppliers and other service providers. The Company does not currently engage any assessors, consultants, auditors, or other third parties in connection with any such processes, given the size and scale of the Company, the resources available to it, the anticipated expenditures, and the risks it faces in terms of cybersecurity. The Company’s executive officers are responsible for overseeing and periodically reviewing and identifying risks from cybersecurity threats associated with its use of any third-party service provider.

Since the start of its latest completed fiscal year and up to the date of this annual report, the Company is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the registrant, including its business strategy, results of operations, or financial condition.

The Company’s board of directors is collectively responsible for oversight of risks from cybersecurity threats. The Company’s executive officers oversee the overall processes to safeguard data and comply with relevant regulations and will report material cybersecurity incidents to the board. The Company’s executive officers have limited experience in the area of cybersecurity, but where necessary in the view of the Company’s executive officers, the Company will consult with external advisers to manage and remediate any cybersecurity incidents. For material cybersecurity incidents, the Company’s executive officers will promptly inform, update, and seek the instructions of the board.

ITEM 2. PROPERTIES

Our principal executive office is located at Room R2, FTY D, 16/F, Kin Ga Industrial Building, 9 San On Street, Tuen Mun, Hong Kong, at a monthly rental cost of RMB 4,167 (approximately $594), with the lease expiring on December 17, 2025.

We currently lease office space and facilities in Delray Beach, Florida; Tuen Mun, Hong Kong; and Beijing, China. Our office in Delray Beach, Florida has a total monthly lease expense of approximately $3,500, with the lease expiring on August 31, 2025. Our office in Beijing, China has a total yearly lease expense of approximately RMB 3,000 (approximately $428), with the lease expiring on August 12, 2027. We have analyzed our current facilities in light of our anticipated requirements, and we expect to continue optimizing our office space and facilities to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

Steeped Litigation

As previously disclosed, on January 27, 2023, Steeped, Inc. d/b/a Steeped Coffee (“Steeped”) filed a complaint against the Company in the Superior Court of California, Santa Cruz County (Case No. 23CV00234) (the “Complaint”). The Complaint related to Steeped’s claim that the Company breached a 2021 settlement agreement that resolved Steeped’s 2019 trademark infringement case against the Company. The earlier case involved Steeped’s purported trademark protection for “steeped coffee” and related phrases.

Steeped alleged breach of contract, intentional interference with contractual relations, intentional interference with prospective economic advantage, and fraud in the inducement of contract. Plaintiff sought a trial by jury and relief in the form of a permanent injunction for use of “Steep Coffee” or any confusingly similar variant of “STEEPED COFFEE”; the impoundment and destruction of allegedly violating packaging materials and/or finished goods; a final judgment for all profits derived from the Company’s allegedly unlawful conduct, actual damages, damages to the Steeped’s reputation and goodwill among its customers and partners; and reasonable attorneys’ fees and costs. The Company answered the Complaint with a general denial and asserted twenty-five affirmative defenses.

On January 16, 2024, without a finding or admission of wrongdoing, the Company entered into a settlement agreement with Steeped. In exchange for mutual releases and a dismissal of the lawsuit with prejudice, the Company paid Steeped $500,000. Steeped filed a Notice of Settlement on January 30, 2024, and on April 18, 2024, the case was dismissed. On June 19, 2024, both parties officially signed the “SETTLEMENT AGREEMENT AND MUTUAL RELEASE”, the Company paid Steeped $500,000.

Curtin Litigation

As previously disclosed, on January 6, 2023, a former employee of the Company, Rosalina Curtin filed a complaint against the Company and another former employee of the Company, Jose Ramirez, in the Superior Court of California, County of San Diego (Case No. 37-2023-00000841-CU-WT-NC) (the “Complaint”). The Complaint alleged that Ms. Curtin was subject to harassment by Mr. Ramirez, gender discrimination throughout her employment, that she reported this discrimination and harassment to the Company, and that the Company retaliated against her and wrongfully terminated her for whistleblowing and failed to prevent discrimination, harassment, and retaliation. Ms. Curtin sought compensatory damages, including loss of past, present and future earnings, and benefits, as well as punitive damages, penalties, attorney’s fees and costs and interest. Pursuant to the terms of Ms. Curtin’s Employment Agreement with the Company, on December 22, 2023, the Court compelled the case to arbitration with the American Arbitration Association (Case Number 01-24-0002-3225).

On November 8, 2024, without a finding or admission of wrongdoing, the Company entered into a settlement agreement with Ms. Curtin. In exchange for mutual general releases and a dismissal of the lawsuit with prejudice, the Company paid Ms. Curtin $125,000. On December 6, 2024, the case was dismissed in its entirety.

Kim Litigation

On October 3, 2024, Mr. Sooncha Kim filed a complaint against the Company in the Southern District of New York, (Case No. 1:24-cv-7485) (the “Complaint”). The Complaint alleges that the Company breached a Convertible Note and Warrant Purchase Agreement, dated June 6, 2024, between the Company and Mr. Kim, by, among other things, failing to deliver the registration rights agreement, excluding Mr. Kim from the S1 registration statement, delaying conversion of Mr. Kim’s notes, undertaking steps to dilute Mr. Kim’s shares, failing to honor Mr. Kim’s 50% participation right in any subsequent financing and failing to appoint a designated director, as set forth in the parties’ agreement. Mr. Kim seeks specific performance of the Convertible Note and Warrant Purchase Agreement, and monetary damages in the amount of $1,041,216, plus applicable interest. The Company filed its answer to the Complaint on December 3, 2024. On January 7, 2025, Mr. Kim filed a motion seeking a preliminary injunction against the Company (the “Motion”). The Company opposed the Motion on January 22, 2025, and on February 13, 2025, the Court denied Mr. Kim’s Motion. Discovery in the case is ongoing, and no trial date has been set.

The Company believes it has a basis to defend the claims in the Kim Litigation. The company believes that it is very likely to succeed in the defense.

Ex-Directors Lawsuit

On March 10, 2025, former directors of the Company, Kevin J. Connor, Chris J. Jones, Nobuki Kurita, and David Robson (collectively, the “Ex-Directors”), filed a complaint against the Company in the Superior Court of California, County of San Diego (Case No. 25CU012922N) (the “Complaint”). The Complaint alleges the Company failed to pay directors’ fees and expenses from the last quarter of the fiscal year ended 2023 through the first two quarters of the fiscal year ended 2024, and is claiming breach of contract, quantum meruit, unjust enrichment, promissory estoppel, breach of the implied covenant of good faith and fair dealing, and unfair business practices. The Ex-Directors seek monetary damages in excess of $200,000, with applicable interest, costs and attorneys’ fees. The Company’s answer to the Complaint was due on April 16, 2025. On April 17, 2025, the Ex-Director’s filed a request for entry of default. To date, no default has been entered against the Company. As of the date of this annual report, two parties are still negotiating.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “IMG.” As of July 2, 2025, there were approximately 298 holders of record of our Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

2024 Incentive plan

See “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. - Equity Compensation Plan Information”.

Repurchases of Shares

There were no repurchases of shares of common stock during for the year ended September 30, 2024.

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

Corporate Overview

CIMG Inc. is a company incorporated in Nevada and listed on Nasdaq since June 2020. We were formerly known as “Nuzee, Inc.” with a previous ticker symbol “NUZE”, and we changed our corporate name and ticker symbol to “CIMG Inc.” and “IMG” in October 2024. We previously focused on specialty coffee and related technologies but are now expanding our sales and distribution channels in Asia to encompass a broader range of consumer food and beverage products. This expansion is fueled by our online sales platform, which leverages a natural language search function.

On June 7, 2024, we entered into a Share Purchase Agreement (“Share Purchase Agreement”) with Masateru Higashida, our former Chief Executive Officer and Director, under which we sold all issued and outstanding shares of our wholly-owned subsidiaries, NuZee KOREA Ltd. and NuZee Investment Co., Ltd., to Mr. Higashida, which sale was completed in June 2024.

Since July 2024, CIMG has been undergoing a transformation in digital marketing, distribution, and sales. As part of this transformation, we have extended our sales and distribution network to include maca-infused food and beverages, reaffirming our commitment to reshaping the online marketing, sales, and distribution landscape for consumer products.

Maca, a plant of the Brassicaceae family that originated in South America, has oval leaves and a rootstock shaped like a small round radish. It is edible and renowned as a natural superfood. Maca is rich in nutrients, boasts high levels of essential nutrients, and is believed to nourish and strengthen the human body. It is often referred to as “South American ginseng.” The primary cultivation regions for maca include the Andes Mountains in South America and the Jade Dragon Snow Mountain in Lijiang, Yunnan, China.

CIMG has successfully secured the exclusive distribution and sales rights for all maca products produced by Jiangsu Kangduoyuan Beverage Co., Ltd., a leading maca production base in Asia. These products include Maca Peptide Coffee, Maca-Noni, Maca Wine, Maca Purified Powder, and other full-range offerings. Through a comprehensive digital marketing strategy, CIMG is optimistic in its ability to achieve sales growth and enhance the Company’s enterprise value.

CIMG aims to become a leading distributor of premium maca products, a natural superfood known for its numerous health benefits. Our business focuses on sourcing, marketing, and distributing a wide range of maca-based dietary supplements, functional foods, and beauty products. We operate with a commitment to providing high-quality, sustainably sourced products to consumers who seek to enhance their health and wellness. Our products are sold through both online channels and a network of retail partners, including grocery stores, convenience stores, and vending machines.

The diagram below is our corporate structure as of the date of this report.

Our sources of revenue

Co-Packing and Product Innovation

With years of experience as a third-party contract packer for leading companies in the coffee beverage industry, combined with our own coffee sales and market insights from the Asian region, we have expanded our business strategy to deepen our industry engagement. This evolution includes a shift toward reshaping product value by integrating health-oriented concepts and applying advanced technologies such as artificial intelligence, neuroscience, and big data. These efforts have culminated in the establishment of a global digital health and sales development business group.

While we remain committed to delivering our high-quality Nuzee single-serving coffee and DRIPKIT products, our entry into the Asian market has prompted a broader commitment to health, sustainability, and nutrition.

The Maca Series

In the fourth quarter of the year ended September 30, 2024, we introduced our first health-focused product line in Asia: the Maca Series. This product line includes Maca Peptide Coffee, Maca-Noni, Maca Purified Powder, and Maca Wine. Each product features green purification factors derived from the maca plant, ensuring a natural and clean composition.

Maca, a plant native to South America and a member of the Brassicaceae family, is known for its nutritional value and adaptogenic properties. Often referred to as “South American ginseng,” maca is prized for its ability to support stamina, vitality, and overall wellness. It is primarily cultivated in the Andes Mountains in south America, and Jade Dragon Snow Mountain in Yunnan Province, China.

●	Maca-Noni – a plant-based energy drink designed to support sexual vitality, with maca root as its key ingredient.
●	Maca Peptide Coffee – a functional coffee beverage infused with maca peptides for enhanced wellness benefits.
●	Maca Purified Powder – a concentrated, versatile maca powder ideal for daily nutritional use.
●	Maca Wine – a unique beverage that combines traditional wine with the nourishing properties of maca.

We currently distribute our products through wholesale channels, supplying grocery stores, convenience stores, and vending machine operators. Looking ahead, we plan to expand into retail services and leverage digital technologies to optimize marketing strategies and diversify our sales models. Our distribution network already spans both online platforms and offline points of sale.

Our commitment extends beyond product quality and health benefits—we also focus on enhancing the packaging experience. Each design is crafted to resonate with professionals across various industries, making our products more personalized, youthful, and distinctive. For example, Maca-Noni represents a new entry into the functional beverage market, blending health-forward branding with innovative design.

Our customer base includes wholesale distributors such as grocery stores, convenience stores, and vending machine providers.

Nasdaq Listing Deficiency

The Company received a notification letter from NASDAQ on January 23, 2024 (the “NASDAQ Notification Letter”), indicating that the Company was not in compliance with NASDAQ Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). The NASDAQ Notification Letter stated that the Company failed to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing, as required by the Stockholders’ Equity Requirement.

Subsequently, the Company completed a convertible note financing of $320,000 on April 27, 2024, an equity financing of $1,500,000 on June 4, 2024, and an equity financing of $3,000,000 on July 11, 2024. On July 23, 2024, the Company received a letter from NASDAQ stating that based on the Company’s Form 8-K, filed with the Commission on July 19, 2024, NASDAQ has determined that the Company has complied with Listing Rule 5550(b)(1).

On January 14, 2025, the Company received a notification letter (the “Minimum Bid Price Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company is not in compliance with the minimum bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Minimum Bid Price Notice has no immediate effect on the listing of the Company’s Common Stock, which continues to trade on The Nasdaq Capital Market under the symbol “IMG.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days from the date of the Minimum Bid Price Notice, or until July 14, 2025, to regain compliance. If at any time before July 14, 2025 the closing bid price of the Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter will be resolved. If the Company does not regain compliance during the compliance period ending July 14, 2025, then NASDAQ may in its discretion determine to grant the Company an additional 180 calendar day period to regain compliance, provided that the Company on July 14, 2025 meets the continued listing requirement for market value of publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and will need to provide NASDAQ written notice of its intent to cure the deficiency during the second compliance period.

On January 17, 2025, the Company received another notice (the “Annual Report Notice”) from NASDAQ indicating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Annual Report on Form 10-K for the period ended September 30, 2024 with the SEC. The Annual Report Notice has no immediate effect on the listing of the Company’s stock on Nasdaq, and it states that the Company is required to submit a plan to regain compliance with Nasdaq Listing Rule 5250(c)(1) within 60 calendar days from the date of the Annual Report Notice. If the plan is accepted by Nasdaq, then Nasdaq can grant the Company up to 180 calendar days from the due date of the Form 10-K for the fiscal year ended September 30, 2025 to regain compliance. In determining whether to accept such plan, Nasdaq will consider such things as the likelihood that the remedial filing, along with any subsequent periodic filing that will be due, can be made within the 180 day period, the Company’s past compliance history, the reasons for the late filing, other corporate events that may occur within our review period, the Company’s overall financial condition and its public disclosures. Any subsequent periodic filing that is due within the 180-day exception period must be filed no later than the end of the period.

On February 19, 2025, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company is not in compliance with Listing Rule 5250(c)(1) because the Company did not timely file its quarterly report on Form 10-Q for the period ended December 31, 2024 with the SEC.

We have submitted a Nasdaq compliance plan to Nasdaq on March 18, 2025 and Nasdaq grant the Company extension to (i) file the Form 10-K for the period ended September 30, 2024 on or before June 13, 2025; and (ii) file the Form 10-Q for the period ended December 31, 2024 on or before July 14, 2025.

On May 19, 2025, the Company received a notice (the “Quarterly Report Notice”) from NASDAQ indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2025 with the Securities and Exchange Commission. The Quarterly Report Notice has no immediate effect on the listing of the Company’s stock on Nasdaq.

As a result of this additional delinquency of the Form 10-Q for the period ended March 31, 2025, the Company submitted an update to its original plan to regain compliance with respect to the filing requirement on June 3, 2025.

On June 13, 2025, the Company did not manage to file its Form 10-K for the year ended September 30, 2024 and received a delist determination letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC on June 27, 2025 (“Nasdaq Delist Determination Letter”). According to the Nasdaq Delist Determination Letter, unless the Company requests an appeal of this determination by July 7, 2025, trading of the Company’s common stock will be suspended from The Nasdaq Capital Market at the opening of business on July 9, 2025, and NSADAQ will file a Form 25-NSE with the SEC to remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

The Company intends to file its Form 10-K for the fiscal year ended September 30, 2024 as soon as possible, and in any event before July 7, 2025. In addition, the Company intends to appeal Nasdaq’s delist determination and plans to request a hearing before a Nasdaq Hearings Panel to present its plan for regaining compliance with the applicable Nasdaq Listing Rules by 4:00 Eastern Time on July 7, 2025.

Results of Operations

Revenue

	Year ended September 30,		Change
	2024	2023	Dollars	%
Revenue	$1,930,291	$1,757,968	$(172,323)	(9.80)%

In fiscal year ended September 30, 2024, we are fully focused on our first health line in Asia, the Maca line, which includes Maca Peptide Coffee, Maca-Noni, Maca Purified Powder and Maca Wine. All of the products from the Maca Series contain maca green purification factors, which are green purification of maca plants and pure natural products. After that, the contract packaging service of coffee and the sales of pure coffee beans gradually decreased, and the Maca Series products became the core products.

In the fourth quarter of the fiscal year ended September 30, 2024, we focused on the introduction of our first health series in Asia, the Maca Series, which includes Maca Peptide Coffee, Maca-Noni, Maca Purified Powder and Maca Wine. All of the products from the Maca Series contains maca green purification factors, which are green purification of maca plants and pure natural products.

Cost of sales and gross margin

	Year ended September 30,		Change
	2024	2023	Dollars	%
Cost of sales	$1,898,122	$1,968,785	$(70,663)	(3.59)%
Gross profit (loss)	$32,169	$(210,817)	$242,986	(115.26)%
Gross margin %	1.69%	(10.71)%

For the year ended September 30, 2024, our cost of sales totaled $1,898,122, as compared to cost of sales for the year ended September 30, 2023 of $1,968,785, representing a 3.59% decrease. This is mainly due to the reduction in material and labor costs related to sales. For the year ended September 30, 2024, our total gross profit was $32,169, while the gross profit for the year ended September 30, 2023 was $(210,817). This is also mainly due to the reduction in material and labor costs related to sales. The gross profit margin for the year ended September 30, 2024 was 1.69%, and for the fiscal year ended September 30, 2023, it was (10.71)%. The marginal improvement is mainly due to the reduction in sales costs.

Operating Expenses

	Year ended September 30,		Change
	2024	2023	Dollars	%
Operating Expenses	$5,980,521	$8,174,200	$(2,193,679)	(26.84)%

For the fiscal year ended September 30, 2024, our operating expenses totaled $5,980,521 compared to $8,174,200 for the fiscal year ended September 30, 2023, a decrease of $(2,193,679), or (26.84)%.This reduction is mainly due to the decrease in labor costs and travel expenses.

Net Loss

	Year ended September 30,		Change
	2024	2023	Dollars	%
Net Loss	$8,555,388	$8,749,467	$(194,079)	(2.22)%

For the fiscal year ended September 30, 2024, the Company reported a net loss of $8,555,388 compared to a net loss of $8,749,467 for the fiscal year ended September 30, 2023. The main reason for the reduction in net loss is the decrease in packaging services for the coffee business and the main launch of a new maca series of products.

Liquidity and Capital Resources

To date, we have funded our operations primarily with proceeds from registered public offerings and private placements of shares of our Common Stock. Our principal use of cash is to fund our operations, which includes the commercialization of our products, the continuation of efforts to improve our products, administrative support of our operations and other working capital requirements.

As of September 30, 2024, we had a cash balance of $0.46 million. Considering our current cash resources and our current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations for at least twelve months This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. A reduction in consumer demand for, or revenues from the sale of, our coffee products could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected revenues from sales of our coffee products, may change as a result of many factors currently unknown to us.

We intend to seek to raise additional capital, including through a public or private equity offering, to support our operating activities over the next 12 months and beyond, which may not be available to us on acceptable terms or may not be available at all. The timing and amount of capital we need to raise will depend on a number of factors, including our ability to generate sufficient revenue from the sale of our products to fund our business operations, and the timing and amount of funds received by warrant holders when they exercise their outstanding warrant cash. Until we are able to generate sufficient revenue, we may seek to raise additional capital through equity, equity-linked or debt financing.

Summary of Cash Flows

	Year Ended September 30,
	2024	2023
Cash used in operating activities	$(9,970,680)	$(6,381,560)
Cash used in investing activities	$(320,043)	$(31,813)
Cash provided by used in financing activities	$9,586,272	$(36,031)
Effect of foreign exchange on cash	$312,906	$36,599
Cash flows generated from discontinued business operations	$(127,102)	$(866,645)
Net decrease in cash	$(518,647)	$(7,279,450)

Discontinued operations

On June 7, 2024, the company’s board of directors passed a resolution to sale (1) NuZee KOREA Ltd a company incorporated in Korea and a wholly-owned subsidiary of the Company; and (2) NuZee Investment Co., Ltd, a company incorporated in Japan and a wholly-owned subsidiary of the Company.

During the year ended September 30, 2024 and September 30, 2023, the cash outflows arising from the cessation of business operations were $127,102 and $866,645 respectively.

Operating Activities

We used $9,970,680 and $6,381,560 of cash in operating activities during the years ended September 30, 2024 and 2023, the cash outflow arising from the purchase of raw materials, finished products and the disposal of subsidiaries.

Investing Activities

We used $320,043 and $31,813 of cash in investing activities during the years ended September 30, 2024 and 2023, the cash outflow arising from the purchase of equipment.

Financing Activities

Historically, we have funded our operations through the issuance of our equity securities.

Cash provided from financing activities increased from $(36,031) as of September 30, 2023 to $9,586,272 as of September 30, 2024. The main reason for the increase is that no funds were raised in the year ending September 30, 2023, while in the year ending September 30, 2024, we raised funds by selling our equity securities and issuing convertible bonds. During the year ending September 30, 2024, financing activities included private placement and convertible notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). As discussed in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” to the Consolidated Financial Statements, the preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. See the “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” to the Consolidated Financial Statements for a summary of our accounting policies.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024, the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b.	Management’s report on internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this Report based on the criteria for effective internal control described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2024.

As we are a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

There are no changes in our internal control over financial reporting that occurred during the fiscal year ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management and Board of Directors

Our Board of Directors (“Board”) is comprised of six directors. In addition to the information set forth below regarding our directors and the skills that led our Board to conclude that these individuals should serve as directors, we also believe that all of our directors have a reputation for integrity, honesty and adherence to the highest ethical standards. We believe they each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our Company and to their Board duties.

The following persons currently serve as CIMG’s executive officers and directors. For biographical information concerning the executive officers and directors, see below.

Name	Age	Position(s) Held
Executive Officers
Jianshuang Wang	46	Chief Executive Officer and Chairperson of the Board
Zhanzhan Shi	38	Acting Chief Financial Officer
Xiaocheng Hao	46	Chief Operating Officer

Non- Executive Directors
Yanli Hou	42	Independent Director
Changzheng Ye	34	Independent Director
Zongmei Huang	53	Independent Director
Jinmei Guo Hellstroem	51	Independent Director

Executive Officers

Chief Executive Officer and Chairperson

Ms. Jiangshuang Wang has served as our Chief Executive Officer and Chairperson since June 6, 2024. Prior to joining us, from 2025 to the present, Ms. Wang served as the legal representative of the Chinese subsidiary of WeTrade Group INC. (now Next Technology Holding Inc., NASDAQ: NXTT) and a director of the Hong Kong subsidiary. She worked as a human resources supervisor at Beijing Yuanzhou Decoration Co., Ltd. and Beijing Dingzhi Huihai Management Consulting Co., Ltd. from October 2001 to March 2012. Ms. Jiangshuang Wang served as the Human Resources Director at Zhongrong Minxin Capital Management Co., LTD., Shuyun Puhui Technology Co., Ltd. and Beijing Meixin Technology Co., Ltd. from March 2012 to July 2020. Ms. Jiangshuang Wang graduated from Hebei University of Economics and Business, China, majoring in Human Resource Management in 2001.

Acting Chief Financial Officer

Ms. Zhanzhan Shi has served as our Acting Chief Financial Officer since September 4, 2024. Ms. Shi has specialized in the financial field for 12 years, and previously worked as an accounts payable accountant, general ledger accountant, financial supervisor, financial manager, and IPO compliance consulting consultant, with experience in financial management of enterprises quoted on exchanges in Mainland China. Prior to joining us, Ms. Shi previously served as the financial director at Beijing Alita Commercial Co., Ltd. from February 2023 to April 2024., Zhicheng Technology (Co., Ltd.) from May 2022 to February 2023, and Shenzhen Green Leopard Medical Technology Co., Ltd. Ms. Shi has substantial experience in fund and asset management, cost accounting, report analysis, consolidated report preparation, tax planning, internal control and other work, familiar with import and export foreign exchange business, financial management system construction and practical operation and maintenance of various financial software, proficient in overall accounting processing and financial management of manufacturing and e-commerce. Ms. Shi graduated from Wuhan College of Zhongnan University of Economics in 2010.

Chief Operating Officer

Mr. Xiaocheng Hao has served as our Chief Operating Officer since April 30, 2025. From 2021 to 2025, Mr. Hao has served as the Chief Executive Officer of Shanghai Huomao Cultural Development Co., Ltd (“Shanghai Huomao”) prior to the acquisition of Shanghai Huomao by the Company. From 2014 to 2021, Mr. Hao served as the chairman of Shaanxi E&A Education Technology Co., Ltd. He has held sales and management positions in multiple listed companies, with over 20 years of experience in sales and management. Mr. Hao holds a bachelor’s degree in business administration from Central South University of Finance and Economics and a master’s degree of business administration from Xi’an Jiaotong University in China.

Director

Ms. Yanli Hou has served as our director since June 6, 2024. Prior to joining us, Ms. Hou was an Executive Director of MBV International Limited (01957. HK) from August 1, 2023 and the present. From August 2021 to October 2022, Ms. Yanli Hou served as the CEO of Daren Group. Daren Group is a national high-tech enterprise invested by state-owned civil aviation investment funds and well-known investment institutions. From March 2019 to July 2021, Ms. Yanli Hou served as the President of the US: WETG (US: WETG), contributing to the live streaming business of Yueshang Group. From January 2014 to March 2019, Ms. Yanli Hou served as the co-founder of 3Q Children’s Business School, overseeing the company’s overall operations and development. The school operates under Henan Aishang International Education Consulting Co., Ltd., a company listed on the Zhongyuan Equity Trading Center under enterprise code 204424. From September 2006 to April 2013, Ms. Yanli Hou worked at Tianan Insurance Company, a Chinese company, during which she held various positions including financial accounting, auditing, head of fund settlement center, assistant to general manager, and group finance manager. She resigned and started her own business in 2014. Ms. Yanli Hou graduated from Shandong University of Finance and Economics in 2006, obtaining a bachelor’s degree in financial management.

Director

Mr. Changzheng Ye has served as our director since May 2, 2024. Prior to joining us, Mr. Ye’s professional experience includes roles as an Engineer at SAIC Volkswagen Automotive Co., Ltd. from 2014 to 2015, a Software Engineer at Shanyi Shanmei Technology Co., Ltd from 2015 to 2017, a Project Manager at Shenzhen Baoyide Network Technology Co., Ltd from 2018 to 2021, and a Technical Director at Enron Investment Management from 2021 to 2023. Since March 2023, he has been serving as the Technical Director at Lear Group Limited. Mr. Changzheng Ye graduate from Zhengzhou University in 2014, with a bachelor’s degree in Mold Design and Manufacture.

Director

Ms. Zongmei Huang has served as our director since June 19, 2024. Ms. Huang previously held senior management positions at PPS Baolian Company and ISS World Company in Hong Kong from 1997 to 2018. Since 2019, Ms. Huang has served as CEO of XinRui Technology Co., Limited, a Hong Kong-based firm focused on helping Chinese technology companies expand globally, as well as supporting growth-stage companies through venture capital and private equity, with investments spanning enterprise services, cloud computing, cybersecurity, fintech, cross-border supply chains, retail, e-commerce, logistics, and digital entertainment. Ms. Huang graduated from Hong Kong Metropolitan University in 1996.

Independent Director

Ms. Jinmei Guo Hellstroem has served as our independent director of the Board and chairman of the compensation committee since December 19, 2024. Prior to joining us, Ms. Hellstroem held senior management positions at Dalian Tianfu Hotel and Shanghai Diweis Enterprise Development Co., Ltd. from July 1998 to November 2013. Since 2014, she has been serving as the CEO of Trend Interior Trading Co., Ltd. in Sweden. Ms. Hellstrom is a senior manager with extensive theoretical knowledge and practical experience. She has previously held senior executive roles, including Marketing Director at a prominent large hotel, Sales Director at a major import and export company, and General Manager of a large group corporation. Ms. Hellstrom has specialized expertise in business management, with a particular focus on integrated marketing strategies and team development. Ms. Hellstroem graduated from Bohai University in Liaoning in 1997.

Family Relationships

There are no family relationships among any of CIMG’s executive officers or directors.

Composition of the CIMG Board of Directors

The Board manages the business and affairs of CIMG, as provided by Nevada law, and conducts its business through meetings of the Board and its standing committees. The Board consists of six members, and all of whom was appointed by the Board. The primary responsibilities of the CIMG Board are to provide risk oversight and strategic guidance to CIMG and to counsel and direct CIMG’s management. The Board will meet on a regular basis and will convene additional meetings, as required.

Board of Directors Meetings

During the fiscal year ended September 30, 2024, our board met 8 times, including video conference meetings, the audit committee met 4 times, the compensation committee did not meet. nor did the nominating and corporate governance committee. All directors attended 100% of the aggregate number of meetings of the board and all of the audit committee members attended 100% of the audit committee meetings.

Director Independence

As a result of its common stock continuing to be listed on Nasdaq following consummation of the Business Combination, CIMG adheres to the rules of Nasdaq in determining whether a director is independent. The Board has consulted with its counsel to ensure that the Board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards generally define an “independent director” as a person who is not an executive officer or employee, or who does not have a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. The parties have determined that Jinmei Guo Hellstroem, Yanli Hou, Changzheng Ye, and Zongmei Huang are considered independent directors of CIMG. CIMG’s independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

CIMG has an audit committee, a compensation committee, and a nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the Board when necessary to address specific issues. Copies of each board committee’s charter are posted on CIMG’s website. CIMG’s website and the information contained on, or that can be accessed through, such website is not deemed to be incorporated by reference in, and are not considered part of, this Annual Report. The composition and responsibilities of each of the committees of the Board are described below. Members serve on these committees until their resignation or until otherwise determined by the CIMG Board.

Audit Committee

CIMG’s audit committee consists of Changzheng Ye, Yanli Hou and Jinmei Guo Hellstroem. The parties have determined that each member of the audit committee satisfies the independence requirements under the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act. The chair of the audit committee is Changzheng Ye. The parties have determined that Yanli Hou is an “audit committee financial expert” within the meaning of SEC regulations. Each member of the audit committee can read and understand fundamental financial statements in accordance with applicable listing standards. In arriving at these determinations, the parties have examined each audit committee member’s scope of experience and the nature of his or her employment. The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to corporate accounting and financial reporting processes, systems of internal control, and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of the audit committee include:

●	helping the Board oversee the corporate accounting and financial reporting processes;

●	managing and/or assessing the selection, engagement, qualifications, independence, and performance of a qualified firm to serve as the independent registered public accounting firm to audit CIMG’s consolidated financial statements;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, CIMG’s interim and year-end operating results;
●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing related party transactions;

●	reviewing CIMG’s policies on risk assessment and risk management;

●	reviewing, with the independent registered public accounting firm, CIMG’s internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues; and

●	pre-approving audit and permissible non-audit services to be performed by the independent registered public accounting firm.

CIMG’s audit committee operates under a written charter that satisfies the applicable Nasdaq Listing Rules.

Compensation Committee

CIMG’s compensation committee consists of Jinmei Guo Hellstroem, Zongmei Huang and Jianshuang Wang. The chair of the compensation committee is Zongmei Huang. The parties have determined that each member of the compensation committee satisfies the independence requirements under the Nasdaq Listing Rules, and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The primary purpose of CIMG’s compensation committee is to discharge the responsibilities of the Board in overseeing CIMG’s compensation policies, plans, and programs and to review and determine the compensation to be paid to CIMG’s executive officers, directors, and other senior management, as appropriate. Specific responsibilities of the compensation committee include:

●	reviewing and recommending to the Board the compensation of executive officers;

●	reviewing and recommending to the Board the compensation of directors;

●	administering CIMG’s equity incentive plans and other benefit programs;

●	reviewing, adopting, amending, and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections, and any other compensatory arrangements for CIMG’s executive officers and other senior management; and

●	reviewing and establishing general policies relating to compensation and benefits of CIMG’s employees, including CIMG’s overall compensation philosophy.

CIMG’s compensation committee operates under a written charter that satisfies the applicable Nasdaq Listing Rules.

Nominating and Corporate Governance Committee

CIMG’s nominating and corporate governance committee consists of Zongmei Huang, Jinmei Guo Hellstroem and Yanli Hou. The chair of the nominating and corporate governance committee is Jinmei Guo Hellstroem. The parties have determined that each member of the nominating and corporate governance committee satisfies the independence requirements under the Nasdaq Listing Rules.

Specific responsibilities of CIMG’s nominating and corporate governance committee include:

●	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on the Board;

●	considering and making recommendations to the Board regarding the composition and chairpersonship of the CIMG Board and committees of the Board;

●	reviewing developments in corporate governance practices;

●	developing and making recommendations to the Board regarding corporate governance guidelines and matters; and

●	overseeing periodic evaluations of the Board performance, including committees of the CIMG Board.

CIMG’s nominating and corporate governance committee operates under a written charter that satisfies the applicable Nasdaq Listing Rules.

Code of Business Conduct and Ethics

CIMG adopted a code of business conduct and ethics, or the Code of Conduct, that applies to all directors, officers, and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Conduct for CIMG applies to all directors, officers, and employees of CIMG and is available on CIMG’s website at www.ccmg.tech. In addition, CIMG intends to post on its website all disclosures that are required by law or the Nasdaq Listing Rules concerning any amendments to, or waivers from, any provision of the Code of Conduct. The reference to CIMG’s website address does not constitute incorporation by reference of the information contained at or available through the website, and you should not consider it to be a part of this Annual Report.

Compensation Committee Interlocks and Insider Participation

None of the members or intended members of the compensation committee is currently, or has been at any time, one of our executive officers or employees. None of our executive officers currently serves, or has served during the last calendar year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Corporate Governance Guidelines

Our board of directors adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chair of the board, principal executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during the year ended September 30, 2024. To our knowledge, during the fiscal year ended September 30, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except the Form 3 for Changzheng Ye and Form 4s for Yumei Liu, Future Science & Technology Co. Ltd., JOYER INVESTMENT LTD. and Xiang Zhang, were filed late.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officers Compensation for the fiscal years ended September 30, 2024 and 2023

Name	Position	Fiscal Year ended September 30	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jianshuang Wang	Chief Executive Officer	2024	$8,000	$-	$-	$-	$8,000
		2023	-	-	-	-	-
Zhanzhan Shi	Chief Financial Officer	2024	$1,000	$-	$-	$-	$1,000
		2023	-	-	-	-	-
Xiaocheng Hao	Chief Operating Officer	2024	$-	$-	$-	$-	$-
		2023	-	-	-	-	-
Randell Weaver	Former Chief Financial Officer	2024	$245,689	$-	$-	$-	$245,689
		2023	$27,404	$48,000	$31,819	$-	$107,223
Masa Higashida	Former Chief Executive Officer	2024	$243,997	$-	$-	$-	$243,997
		2023	$318,000	$-	$-	$-	$318,000
Patrick Shearer	Former Chief Financial Officer	2024	$-	$-	$-	$-	$-
		2023	$66,250	$-	$-	$-	$66,250
Shana Bowman,	Former Interim Chief Financial Officer	2024	$-	$-	$-	$-	$-
		2023	$165,446	$-	$-	$-	$165,446

Director Compensation

CIMG’s non-employee directors are entitled to receive $60,000 in compensation per year for services rendered to CIMG. The following table presents the directors’ compensation during the fiscal years ended September 30, 2024 and 2023.

	Fiscal	Fees Earned
	Year	or Paid in	Stock	Option	All Other
	ended	Cash(1)	Awards	Awards	Compensation	Total
Name	30-Sep	($)	($)	($)	($)	($)
Yanli Hou	2024	$4,000	$-	$-	$-	$4,000
	2023	$-	$-	$-	$-	$-
Jian Liu	2024	$3,000	$-	$-	$-	$3,000
	2023	$-	$-	$-	$-	$-
Changzheng Ye	2024	$5,000	$-	$-	$-	$5,000
	2023	$-	$-	$-	$-	$-
Zongmei Huang	2024	$3,000	$-	$-	$-	$3,000
	2023	$-	$-	$-	$-	$-
Jinmei Guo Hellstroem	2024	$-	$-	$-	$-	$-
	2023	$-	$-	$-	$-	$-
Kevin J. Conner	2024	$-	$-	$-	$-	$-
	2023	$72,000	$50,000	$-	$-	$122,000
Tracy Ging	2024	$-	$-	$-	$-	$
	2023	$56,000	$-	$-	$-	$56,000
J. Chris Jones	2024	$-	$-	$-	$-	$-
	2023	$62,000	$50,000	$-	$-	$112,000
Nobuki Kurita	2024	$-	$-	$-	$-	$-
	2023	$62,000	$50,000	$-	$-	$112,000
David G. Robson	2024	$-	$-	$-	$-	$-
	2023	$62,000	$50,000	$-	$-	$112,000

(1)	Pro-rated compensation for the fiscal year ended September 30, 2024, served as a director and chairperson of the Board.

●	On June 18, 2024, J. Chris Jones, and on June 19, 2024, David G. Robson, resigned from the Board.
●	On May 2, 2024, Mr. Kurita resigned from the Company’s board of directors.
●	On June 6, 2024, Masateru Higashida and Kevin J. Conner resigned from the Board.
●	On March 22, 2023, the Company granted 4,398 Restricted Shares of the Company’s common stock to each of the Company’s five independent directors. The restricted shares are scheduled to vest in full on the one-year anniversary of the grant date, subject to each independent director’s continued service as a director of the Company. No options were granted during the fiscal year.
●	On September 5, 2023 Tracy Ging notified the Company of her resignation from the Board of Directors. The restricted stock award granted on March 17, 2023 was forfeited upon her resignation.

Compensation Committee Interlocks and Insider Participation

The current members of the compensation committee are Jinmei Guo Hellstroem, Changzheng Ye and Yanli Hou. All of these members are independent directors. The compensation committee is responsible for overseeing the Company’s compensation policies generally and making recommendations to the board of directors with respect to incentive compensation and equity-based plans of the Company that are subject to board of directors approval, evaluating executive officer performance and reviewing the Company’s management succession plan, overseeing and setting compensation for the Company’s directors and, as applicable, its executive officers and, as applicable, preparing the report on executive officer compensation that SEC rules require to be included in our Annual Report on Form 10-K. Currently, none of our executive officers are compensated by the Company and as such the compensation committee is not required to produce a report on executive officer compensation for inclusion in our Annual Report on Form 10-K.

During the fiscal year ended September 30, 2024 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

Clawback Policy

On January 20, 2023, our Board of Directors adopted Incentive-Based Compensation Clawback Policy (“Clawback Policy”), which provides for the clawback of certain compensation in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirements. The Clawback Policy is a supplement to any other clawback policies in effect now or in the future at the Company. The Incentive-Based Compensation subject to clawback is the Incentive-Based Compensation Received during the three completed fiscal years immediately preceding the date that the Company is required to prepare an accounting restatement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Our Board has terminated the 2013 Plan, the 2019 Plan and the 2023 Plan.

The following table sets forth information concerning the 2024 Plan as of September 30, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	—
Total	0	$0	0

Management and Directors

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 2, 2025 by: (i) each director and nominee for director; (ii) each of the named executive officers named in the Summary Compensation Table set forth above; and (iii) all of the directors, nominees and executive officers as a group.

Except as otherwise indicated, all shares are owned directly, and the percentage shown is based on 36,397,418 shares of Common Stock issued and outstanding as of July 2, 2025.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Jianshuang Wang	—	—%
Zhanzhan Shi	—	—%
Xiaocheng Hao	—	—%
Changzheng Ye	—	—%
Yanli Hou	—	—%
Jinmei Guo Hellstroem	—	—%
Zongmei Huang	—	—%
All directors, nominees and executive officers as a group (7 persons)	0	0%

Other Beneficial Owners

The following table sets forth certain information regarding beneficial ownership by other persons known to us to own more than 5% of our outstanding common stock as of July 2, 2025 based on 36,397,418 shares of common stock outstanding as of such date.

	Amount and Nature of Beneficial Ownership
Name and Address of	Voting Power		Investment Power			Percent of
Beneficial Owner	Sole	Shared	Sole	Shared	Aggregate	Class
JOYER INVESTMENT LIMITED.(1)	7,125,872	—				17.6%
DYT INFO PTE. LTD.(2)	9,270,842	—				22.5%
YY Tech Inc.(3)	8,365,419					20.3%
VMADE CO., LIMITED(4)	7,400,282	—				18.4%
DADA Business Trading Co., Limited(5)	6,739,761	—				17%
Xiangrong Dai(6)	3,000,000	—				8.24%
Yanqin Chen(7)	3,000,000					8.24%
METAVERSE INTELLIGENCE TECH LTD(8)	8,688,557	—				21.1%

(1)	Based on Schedule 13 D filed with the SEC on April 3, 2025, Yumei Liu, through her 100% ownership of Joyer Investment Limited, beneficially owns 7,125,872 shares of common stock, including (i) 3,074,590 shares of common stock directly held; and (ii) warrants have the right to acquire up to 4,051,282 shares of common stock within 60 days.
(2)	Based on Schedule 13 D filed with the SEC on April 3, 2025, Ling Choi, through her 100% ownership of DYT INFO PTE LTD. beneficially owns 9,270,842 shares of common stock, including (i) 4,399,048 shares of common stock directly held; and (ii) warrants have the right to acquire up to 4,871,794 shares of common stock within 60 days.
(3)	Based on Schedule 13 D filed with the SEC on April 3, 2025, Yujie Liu, through her 100% ownership of YY Tech Inc., beneficially owns 8,365,419 shares of common stock, including (i) 3,609,009 shares of common stock directly held; and (ii) warrants have the right to acquire up to 4,756,410 shares of common stock within 60 days.
(4)	Based on Schedule 13 D filed with the SEC on April 3, 2025, Xiaodong Liu, through her 100% ownership of Vmade Co., Limited, beneficially owns 7,400,282 shares of common stock, including (i) 3,528,488 shares of common stock directly held; and (ii) warrants have the right to acquire up to 3,871,794 shares of common stock within 60 days.
(5)

Based on Schedule 13 D/A filed with the SEC on July 14, 2025, Yubo Yang 100% owns Dada Business Trading Co., Limited and is the sole director of it, and therefore beneficially owns 6,739,761 shares of common stock, including (i) 3,406,428 shares of common stock directly held; and (ii) warrants have the right to acquire up to 3,333,333 shares of common stock within 60 days.

(6)	Based on Schedule 13 G/A filed with the SEC on June 10, 2025, Xiangrong Dai beneficially owns 3,000,000 shares of common stock.
(7)	Based on Schedule 13 G/A filed with the SEC on June 9, 2025, Yanqin Chen beneficially owns 3,000,000 shares of common stock.
(8)

Based on Schedule 13 D filed with the SEC on April 3, 2025, Wenwen Yu, through her 100% ownership of Metaverse Intelligence Tech Ltd., beneficially owns 8,688,557 shares of common stock, including (i) 3,932,147 shares of common stock directly held; and (ii) warrants have the right to acquire up to 4,756,410 shares of common stock within 60 days.

Metaverse Intelligence Tech Ltd. is governed by its sole director, Ying Yu. As such, Ms. Yu has voting and investment discretion with respect to the shares of common stock held of record by Metaverse Intelligence Tech Ltd. and may be deemed to have beneficial ownership of the shares and warrants held directly by Metaverse Intelligence Tech Ltd. Therefore, both Wenwen Yu and Ying Yu are deemed to have shared voting power over the 8,688,557 shares of common stock.

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

Mr. Sooncha Kim, purchased 24,286 shares of Common Stock for an aggregate purchase price of approximately $697,000 on August 10, 2022 in our underwritten public offering (the “Registered Offering”) of Common Stock, which we completed pursuant to an Underwriting Agreement dated as of August 7, 2022 and a prospectus supplement to our effective shelf registration statement on Form S-3 (Registration No. 333-248531). Mr. Sooncha Kim purchased shares of Common Stock in the Registered Offering from the underwriter on the same terms as all other investors participating in the Registered Offering. The Board pre-approved Mr. Sooncha Kim’s purchase of shares of Common Stock in the Registered Offering in accordance with our Related Party Transaction Policy.

In November, 2023, Mr. Sooncha Kim also purchased 46,800 shares of Common Stock and warrants to purchase an additional 5,200 shares for an aggregate purchase price of approximately $130,000 in a private placement transaction. The Board pre-approved Mr. Sooncha Kim’s purchase of shares of Common Stock and warrants in accordance with our Related Party Transaction Policy.

For the fiscal year ended September 30, 2024 and as of the date of this annual report, there has not been any transaction or series of transactions, nor is there any currently proposed transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Please refer to the Current Reports on Form 8-K of the Company filed on January 24, 2025, which described that the change of auditors from MaloneBailey, LLP to Assentsure PAC was approved by the audit committee of the board of directors of the Company.

The Company appointed Assentsure PAC as the Company’s new independent registered public accounting firm, effective as of January 20, 2025 to audit our financial statements for the year ended September 30, 2024 and review its unaudited financial statements for the periods ended December 31, 2024, March 31, 2025 and June 30, 2025, which was approved by its Audit Committee.

The Audit Committee of the Board of Directors of the “Company has approved the termination of MaloneBailey, LLP (“MaloneBailey”) as its independent registered public accounting firm, effective January 20, 2025. The reports of MaloneBailey on the Company’s financial statements as of and for the two most recent fiscal years ended September 30, 2023 and September 30, 2022, did not contain any adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph regarding our ability to continue as a going concern.

During the Company’s fiscal years ended September 30, 2024 and September 30, 2023, and the subsequent interim period through January 20, 2025: (1) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey would have caused MaloneBailey to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods and (2) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K.

The following table summarizes the billed/expected to be billed in each respective period for audit fees and other services of :(1) the audit fees of Assentsure PAC for the fiscal year ended September 30, 2024 and review its unaudited financial statements for the periods ended December 31, 2024, March 31, 2025 and June 30, 2025; and (2) the audit fees of MaloneBailey for the fiscal year ended September 30, 2023 and the subsequent interim period through January 20, 2025.

Fee Category		For the fiscal year ended September 30, 2024	For the fiscal year ended September 30, 2023
		(in thousands)
Assentsure PAC	Audit Fees (1)	$180,000	-
	Audit-Related Fees	-	-
	Tax Fees	9,500	-
	All Other Fees	-	-

MaloneBailey, LLP	Audit Fees (2)	169,950	319,750
	Audit-Related Fees	-	-
	Tax Fees	-	2,060
	All Other Fees	119,480	-
	Total	$289,430	321,810

(1)	Audit fees were for professional services rendered by Assentsure PAC for the audit of our annual financial statements, and services that are normally provided by Assentsure PAC in connection with statutory and regulatory filings or engagements for that fiscal year.
(2)	Audit fees were for professional services rendered by MaloneBailey, LLP for the audit of our annual financial statements, quarterly financial statements and services.
(3)	All other fees were for professional services rendered by MaloneBailey, LLP for the statutory and regulatory filings or engagements for that fiscal year.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee’s policy is to pre-approve all audit and other services rendered by our independent registered public accounting firm, subject to de minimis exceptions for non-audit services set forth in the applicable rules of the SEC. In fiscal year 2024, our independent registered public accounting firm was not engaged to perform any non-audit services, except for a minimal amount of tax services.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

	(1)	The following consolidated financial statements of the Company are incorporated by reference in Part II, Item 8-See Index to Consolidated Financial Statements

	(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

	(3)	See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684).
3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157).
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on October 22, 2024. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2024, SEC File Number 001-39338).
3.5	Third Amended and Restated Bylaws of the Company, effective March 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, SEC File Number 001-39338).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).
4.2	Series A Warrant Agent Agreement (including the terms of the Series A Warrant) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).
4.3	Series B Warrant Agent Agreement (including the terms of the Series B Warrant) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2022, SEC File Number 001-39338).
4.5	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2023, SEC File Number 001-39338).
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024, SEC File Number 001-39338)
4.7	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)
10.1	NuZee, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on November 12, 2019, SEC File Number 333-234643).

10.2	Form of Stock Option Agreement (2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on December 28, 2020, SEC File Number 001-39338).
10.3	Form of Stock Option Agreement (2019 Stock Incentive Plan) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on December 28, 2020, SEC File Number 001-39338).
10.4	Form of Restricted Stock Award Agreement under the NuZee, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2021, SEC File Number 001-39338).
10.5	Form of Stock Option Agreement under the NuZee, Inc. 2019 Stock Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2021, SEC File Number 001-39338).
10.6	Form of Stock Option Agreement under NuZee, Inc. 2013 Stock Incentive Plan (Time-Based) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2022, SEC File Number 001-39338).
10.7	Form of Stock Option Agreement under NuZee, Inc. 2013 Stock Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2022, SEC File Number 001-39338).
10.8	Form of Restricted Stock Award Agreement under the NuZee, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2022, SEC File Number 001-39338).
10.9	Description of Registrant’s Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q filed on May 12, 2022, SEC File Number 001-39338).
10.10	Share Purchase Agreement by and between the Company and Masa Higashida dated as of June 7, 2024. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024, SEC File Number 001-39338)
10.11	Termination and Release Agreement by and between the Company and Masa Higashida dated as of June 7, 2024. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 7, 2024, SEC File Number 001-39338)
10.12	Second Amended and Restated Employment Agreement by and between the Company and Randell Weaver dated as of June 7, 2024. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2024, SEC File Number 001-39338)
10.13	CIMG Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.14	Convertible Note and Purchase Agreement, dated April 27, 2024, between the Company and the Investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024, SEC File Number 001-39338)
10.15	Form of Registration Rights Agreement, dated April 27, 2024, between the Company and the Investors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2024, SEC File Number 001-39338)
10.16	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 2, 2024, SEC File Number 001-39338)
10.17	Securities Purchase Agreement, dated June 4, 2024, between the Company and the Investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2024, SEC File Number 001-39338)
10.18	Registration Rights Agreement, dated June 4, 2024, between the Company and the Investors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 10, 2024, SEC File Number 001-39338)
10.19	Securities Purchase Agreement, dated July 11, 2024, between the Company and the Investors party thereto. (incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form S-1 filed on August 9, 2024, SEC File Number 333-281450)
10.20	Registration Rights Agreement, dated July 11, 2024, between the Company and the Investors party thereto. (incorporated by reference to Exhibit 10.29 to the Company’s registration statement on Form S-1 filed on August 9, 2024, SEC File Number 333-281450)
10.21	Convertible Note Purchase Agreement dated July 24, 2024, between the Company and the Investors party thereto. (incorporated by reference to Exhibit 10.30 to the Company’s registration statement on Form S-1 filed on August 9, 2024, SEC File Number 333-281450)

10.22	Registration Rights Agreement, dated July 11, 2024, between the Company and the Investors party thereto. (incorporated by reference to Exhibit 10.29 to the Company’s registration statement on Form S-1 filed on August 9, 2024, SEC File Number 333-281450)
10.23	Convertible Note Purchase Agreement dated July 24, 2024, between the Company and the Investors party thereto. (incorporated by reference to Exhibit 10.30 to the Company’s registration statement on Form S-1 filed on August 9, 2024, SEC File Number 333-281450)
10.24	Convertible Promissory Note dated July 26, 2024 between the Company and Yalan Yang (incorporated by reference to Exhibit 10.31 to the Company’s registration statement on Form S-1 filed on August 9, 2024, SEC File Number 333-281450)
10.25	Convertible Promissory Note dated July 26, 2024 between the Company and Yanqin Chen (incorporated by reference to Exhibit 10.32 to the Company’s registration statement on Form S-1 filed on August 9, 2024, SEC File Number 333-281450)
10.26	Convertible Note Purchase Agreement dated August 20, 2024 between Nuzee, Inc. and the investors party thereto. (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.27	Registration Right Agreement dated August 20, 2024 between Nuzee, Inc. and the investors party thereto. (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.28	Convertible Note dated September 10, 2024 between Nuzee, Inc. and VMADE CO., LIMITED. (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.29	Convertible Note dated September 6, 2024 between Nuzee, Inc. and Metaverse Intelligence Tech Ltd. (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.30	Convertible Note dated September 6, 2024 between Nuzee, Inc. and Min Li. (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.31	Securities Purchase Agreement dated September 24, 2024 between Nuzee, Inc. and the investors party thereto. (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.32	Registration Rights Agreement dated September 24, 2024 between Nuzee, Inc. and the investors party thereto. (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.33	Convertible Note Purchase Agreement dated December 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)
10.34	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)
10.35	Registration Rights Agreement dated December 12, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)
10.36†	Employment Agreement of Acting Chief Financial Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2024, SEC File Number 001-39338)
10.37*	Cooperation Agreement with and between Zhongyan Shangyue Technology Co., Ltd. and Hangzhou Yikang Yimei Health Technology Co., LTD. dated July 1, 2024.
10.38†	Employment Agreement of Chief Operating Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2025, SEC File Number 001-39338)
10.39	Share Purchase Agreement dated June 2, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2025, SEC File Number 001-39338)
10.40	Registration Rights Agreement dated June 2, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2025, SEC File Number 001-39338)
14.1*	Code of Ethics
19.1*	Insider Trading Policies and Procedures
21.1*	Subsidiaries of CIMG Inc.
23.1*	Consent of Guangdong Shenmou Law Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

† Indicates management contract or compensatory plan.

+ Certain schedules to this agreement have been omitted pursuant to Item 601 of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 18, 2025.

CIMG INC.

By:	/s/ Jianshuang Wang
Name:	Jianshuang Wang
Title:	Chief Executive Officer

By:	/s/ Zhanzhan Shi
Name:	Zhanzhan Shi
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jianshuang Wang	Chief Executive Officer and Director	July 18, 2025
Jianshuang Wang	(Principal Executive Officer)

/s/ Zhanzhan Shi	Chief Financial Officer	July 18, 2025
Zhanzhan Shi	(Principal Financial and Accounting Officer)

/s/ Yanli Hou	Director	July 18, 2025
Yanli Hou

/s/ Changzheng Ye	Director	July 18, 2025
Changzheng Ye

/s/ Zongmei Huang	Director	July 18, 2025
Zongmei Huang

/s/ Jinmei Guo Hellstroem	Director	July 18, 2025
Jinmei Guo Hellstroem

CIMG Inc. (f.k.a. NUZEE, INC.)

Index to Consolidated Financial Statements

CIMG Inc. (f.k.a. NUZEE, INC.)

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except for share and per share data, or otherwise noted)

	Sep 30, 2024	Sep 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$464,222	$982,869
Accounts receivable, net	-	499,582
Inventories, net	4,548,035	772,825
Assets Held for Sale-Current	10,736	-
Currently held assets waiting to be disposed of	-	706,925
Prepaid expenses and other current assets	695,047	414,048
Total current assets	5,718,039	3,376,249

Property and equipment, net	2,268	184,763

Other assets:
Right-of-use asset - operating lease	99,746	403,258
Investment in unconsolidated affiliate	-	162,259
Intangible assets, net	80,000	110,000
Long-term holdings of assets to be disposed of	-	197,409
Other asset	-	7,060
Total other assets	179,746	879,986

Total assets	$5,900,054	$4,440,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,989,337	$1,814,035
Short term loan	1,920,507	-
Current portion of long-term loan payable	-	4,753
Current portion of lease liability - operating lease	100,962	216,128
Current portion of lease liability - finance lease	-	26,048
Convertible Notes	1,063,624	-
Convertible Note-related party	319,221	-
Deferred income	-	379,795
Other payables-related party	7,500	-
Other current liabilities	586,174	-
Liabilities held for disposal in the current period	-	115,644
Total current liabilities	5,987,324	2,556,403

Non-current liabilities:
Lease liability - operating lease, net of current portion	-	162,301
Non-current liabilities held for disposition	-	47,937
Total non current liabilities	-	210,238

Total liabilities	$5,987,324	$2,766,641

Stockholders’ equity:
4,978,245 and 748,644 Common shares issued and outstanding as of September 30, 2024 and 2023, respectively	50	8
Additional paid in capital	81,406,656	74,925,843
Accumulated deficit	(81,927,375)	(73,371,987)
Accumulated other comprehensive income	433,399	120,493
Total stockholders’ equity	(87,271)	1,674,357
Total liabilities and stockholders’ equity	$5,900,054	$4,440,998

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc. (f.k.a. NUZEE, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(In U.S. dollars, except for share and per share data, or otherwise noted)

	Year Ended	Year Ended
	Sep 30, 24	Sep 30, 23
Cost of revenues	$1,930,291	$1,757,968
Cost of sales	1,898,122	1,968,785
Gross profit (loss)	32,169	(210,817)

Operating expenses	5,980,521	8,174,200
Allowance for expected credit loss	3,441,782	-
Asset impairment loss	1,019,471	-
Loss from operations	(10,409,606)	(8,385,017)

Fair value variation on Convertible Notes	(82,845)	-
Loss from investment	(1,092,169)	(7,375)
Other income	496,530	341,667
Other expense	(665,795)	(246,160)
Interest income (expense), net	(7,582)	15,224
Net loss from continuing operations	(11,761,466)	(8,281,661)
Loss from discontinued operations	(433,566)	(467,806)
Loss from disposition of discontinued operations	3,639,644	-
Net loss	$(8,555,388)	(8,749,467)

Income tax expenses	-	-
Foreign currency translation adjustment, net of tax	312,906	36,599
Total comprehensive loss	(8,242,482)	(8,712,868)

Basic and diluted net loss per share
Loss from continuing operations	(3.98)	(11.63)
Loss from discontinued operations	-	(0.32)
Net loss per share	(3.98)	(11.95)

Basic and diluted weighted average number of common stock outstanding	2,150,285	732,421

The accompanying notes are an integral part of these consolidated financial statements.

*The discrepancy in financial data as of September 30, 2023 is due to the split of discontinued operations. Please refer to Note 6.

F-3

CIMG Inc. (f.k.a. NUZEE, INC.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In U.S. dollars, except for share and per share data, or otherwise noted)

	For the years ended September 30
	2024	2023
Net loss	$(8,555,388)	$(8,749,467)

Foreign currency translation	312,906	36,599
Total other comprehensive income, net of tax	312,906	36,599
Comprehensive loss	$(8,242,482)	$(8,712,868)

CIMG Inc. (f.k.a. NUZEE, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In U.S. dollars, except for share and per share data, or otherwise noted)

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2023	748,644	$8	$74,925,843	$(73,371,987)	$120,493	$1,674,357
Common Stock issued for cash	1,288,644	13	1,897,100	-	-	1,897,113
Stock option expense		-	83,744	-	-	83,744
Issued private placement	2,906,862	29	4,499,970	-	-	4,499,999
Treasury Stock	34,095	-	-	-	-	-
Other comprehensive income	-	-	-	-	312,906	312,906
Net loss	-	-	-	(8,555,388)	-	(8,555,388)

Balance September 30, 2024	4,978,245	$50	$81,406,656	$(81,927,375)	$433,399	$(87,271)

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2022	676,229	$7	$74,281,418	$(64,622,520)	$83,894	$9,742,799
Forgiveness of stock issuance costs	-	-	40,000	-	-	40,000
Round-up shares issued in reverse split	8,859	-	-	-	-	-
Common Stock issued for services	13,500	-	135,870	-	-	135,870
Stock option expense	-	-	288,030	-	-	288,030
Restricted stock compensation	50,056	1	180,525	-	-	180,526
Other comprehensive gain	-	-	-	-	36,599	36,599
Net loss	-	-	-	(8,749,467)	-	(8,749,467)

Balance September 30, 2023	748,644	$8	$74,925,843	$(73,371,987)	$120,493	$1,674,357

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc. (f.k.a. NUZEE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars, except for share and per share data, or otherwise noted)

	For the Year Ended	For the Year Ended
	30-Sep-24	30-Sep-23
Operating activities:
Net loss	$(8,555,388)	$(8,749,467)
Net loss from discontinued operations	433,566	467,806
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value variation	82,845	-
Depreciation and amortization	190,548	214,488
Noncash lease expense	481,752	239,366
Loss on disposition of assets	-	41,108
Stock option expense	83,744	288,030
Restricted stock award compensation	-	180,526
Issuance of common stock for services	-	135,870
Bad debt expense	3,441,782	117,015
Loss from equity method investment	-	7,375
Property and equipment asset impairment	203,973	-
Impairment loss on inventory	815,498	-
Gain on disposal of subsidiary	(2,705,944)	-
Loss of disposal of unconsolidated affiliate	158,469	-
Interest income(expense), net	7,582	-
Sub-Lease Commissions	-	-
Forgiveness of Loan Payable and Other payables	(1,847)	-
Change in operating assets and liabilities:
Accounts receivable	499,582	(329,219)
Inventories	(3,775,210)	16,882
Prepaid expenses and other current assets	(280,999)	143,165
Other assets	7,060	9,414
Accounts payable, Accrued Expenses & Other Current Liabilities	175,302	1,053,675
Other payables-related party	7,500	-
Deferred income	(379,795)	60,088
Lease liability - operating lease	(277,467)	(277,682)
Other current liabilities	(583,234)	-
Net cash used in operating activities	(9,970,680)	(6,381,560)

Discontinued Operations:
Losses caused by the termination of business	(433,566)	(467,806)
Adjustments to reconcile net income (loss) to net cash
Interest income(expense), net	25,495	191
Depreciation from discontinued operations	3,728	7,112
Changes in operating assets and liabilities	277,241	(406,142)
Cash flows generated from discontinued business operations	(127,102)	(866,645)

Investing activities:
Purchase of property and equipment	(319,843)	(31,813)
Acquisition of subsidiary	(200)	-
Net cash used in investing activities	(320,043)	(31,813)

Financing activities:
Proceeds from loans	1,919,961	-
Repayment of loans	(4,753)	(7,939)
Repayment of finance lease	(26,048)	(28,092)
Cash paid for offering costs
Proceeds from issuance of convertible notes	1,620,000	-
Proceeds from issuance of convertible notes-related party	300,000	-
Proceeds from issuance of common stock,	1,277,113	-
Proceeds from private placement	4,499,999	-
Net cash provided by (used in) financing activities	9,586,272	(36,031)

Effect of foreign exchange on cash	312,906	36,599

Net change in cash	(518,647)	(7,279,450)

Cash and cash equivalent, beginning of period	982,869	8,262,319
Cash and cash equivalent, end of period	$464,222	982,869

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,961	4,944
Cash paid for taxes	$-	800

Noncash investing and financing activities:
Stock issuance costs accrued	$-	-
Forgiveness of stock issuance costs	$-	40,000
Deferred Stock Offering cost accrued ROU assets and liabilities added during the period	$105,825	57,080

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc. (f.k.a. NUZEE, INC.)

Notes to Consolidated Financial Statements

(In U.S. dollars, except for share and per share data, or otherwise noted)

1. ORGANIZATION

CIMG Inc. is a company incorporated in Nevada and listed on Nasdaq since June 2020. We were formerly known as “Nuzee, Inc.” with a previous ticker symbol “NUZE”, and we changed our corporate name and ticker symbol to “CIMG Inc.” and “IMG” in October 2024. We previously focused on specialty coffee and related technologies but are now expanding our sales and distribution channels in Asia to encompass a broader range of consumer food and beverage products. This expansion is fueled by our online sales platform, which leverages a natural language search function.

CIMG, our holding company, or DZR Tech, its subsidiary incorporated in Hong Kong, or Weiwin, our subsidiary incorporated in Florida, may transfer cash to our PRC subsidiaries, Beijing Zhongyan, through capital injections and intra-group loans.

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

Principles of Consolidation

The Company prepares its financial statements on the basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, balances and transactions have been eliminated upon consolidation.

The Company consolidates DZR Tech, Wewin and Beijing Zhongyan in accordance with ASC 810, and specifically ASC 810-10-15-8 which states, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation.

Earnings per Share

Basic earnings per common share are equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflect the potential dilution that could occur if stock options, warrants and other commitments to issue Common Stock were exercised or equity awards vest resulting in the issuance of Common Stock that could share in the earnings of the Company. As of September 30, 2024 and September 30, 2023, the total number of Common Stock equivalents was 235,280 and 248,856, respectively, and composed of stock options and warrants.

Going Concern and Capital Resources

The Company’s consolidated financial statements are prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital and the commercialization and manufacture of its single serve coffee products. As of September 30, 2024, the Company had cash of $464,222 and working capital of $(269,285). There were continued net losses for the 2 years ended September 30, 2024. These factors raise doubts about the Company’s ability to continue as a going concern.

The Company issued a USD2,000,000 private placement on October 22, 2024, and a USD10,000,000 convertible note on December 12, 2024, to mitigate the condition. The actions have been approved by the BOARD and the cash of total USD12,000,000 have been raised by the end of March 31, 2025. In addition, the company has signed sales contracts for coffee and beverages with several American and Chinese companies. Including sales contracts for maca series products signed by enterprises such as Petrochina Kunlun Haoke Co., Ltd. and Shanghai Jinxianfang Trading Co., LTD. The company’s contracted revenue for the next 12 months from the date of this report is approximately $8.5 million. With these mitigation plans, the Company is fully capable of sustaining going concern condition for relevant operations and expansion.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. This evaluation considered the Company’s current financial condition, expected cash flows, obligations due within the next 12 months, and available sources of liquidity.

While we understand that the ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations, management has concluded that there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these consolidated financial statements. Accordingly, the Company’s consolidated financial statements as of September 30, 2024 have been prepared on a going concern basis.

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

On August 20, 2024, the Company entered into a convertible note purchase agreement with certain investors (the “August Notes Investors”) to issue and sell convertible notes in the aggregate principal amount of $1,300,000 (the “August Notes”).The Notes bear interest at an annual rate of 7% and have a maturity date of one year from the issuance date. The Notes shall not be converted until the Company obtains shareholder approval for the issuance of shares underlying the Notes. Upon obtaining such approval, the holder may convert the Notes into a number of shares of Common Stock equal to (i) the outstanding principal amount of the Notes, plus any accrued but unpaid interest, divided by (ii) $0.94, the conversion price. Any conversion of the Notes resulting in a fractional share shall be rounded down to the nearest whole share. On October 31, 2024, the conversion of this convertible note into stocks has been completed.

Per ASC 470-20-25-5, An embedded beneficial conversion feature (“BCF”) present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.

The company evaluated that the fair value of the instrument is slightly higher than the proceeds from the instrument issuance. The BCF is embedded in the convertible note.

Still, since the converting period is short (only 50 days) and the fair value of the embedded BCF is relatively small, we decided not to separate the feature until the proceeds to paid-in-capital. Since we do not directly pay the interest expenses, but to put them in the total repayable amount and convert to shares, we do not amortize the interest expense.

During the year ended September 30, 2024 and September 30, 2023,the fair value variation on convertible notes is $82,845 and $Nil

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2024 and 2023, the Company had no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may or may not maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Accounts Receivable

During the year ended September 30, 2024 and September 30, 2023, accounts receivable were $Nil and $499,582.

Trade accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company had $3,441,782 of allowance for expected credit loss as of September 30, 2024 and $117,015 allowance for doubtful accounts as of September 30, 2023.

	September 30.	September 30,
	2024	2023
Accounts receivable	$3,441,782	$616,597
Less: allowance for expected credit loss	(3,441,782)	(117,015)
Total accounts receivable	$-	$499,582

Assets Held for Sale-Current

During the year ended September 30, 2024 and September 30, 2023, assets held for Sale-Current were $10,736 and $Nil. This is mainly the equipment planned for sale.

	September 30, 2024	September 30, 2023
Non-Current Assets Held for Sale	214,709	-
Property and equipment asset impairment	(203,973)	-
Total	10,736	-

Major Customers

For the years ended September 30, 2024 and 2023, the Company’s largest single source of revenue was from one major customer disclosed below.

For the year ended September 30, 2024:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer CN	$1,149,585	59.55%	-	-
Customer WP	$196,793	10.19%	-	-

For the year ended September 30, 2023:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer WP	$508,816	28.94%	$112,412	22.5%
Customer CN	$567,108	32.26%	$114,313	22.88%
Customer AD	$437,417	24.88%	-	-

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The Company implemented ASU No. 2016-02 on October 1, 2019.

The Company conducts a quarterly analysis of leases to determine if there are any operating leases that require recognition under ASC 842. The Company has a long-term operating lease for office and manufacturing space in Plano, Texas. The leased property in Plano, Texas, has a remaining lease term through June 2024 and Tenancy terminated. The Company did not apply the recognition requirements of ASC 842 to operating leases with a remaining lease term of 12 months or less.

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

Effective September 1, 2024, we have leased a principal office space located at 16097 Poppyseed Cir, Unit 1904, Delray Beach, Florida, 33484, which we lease for $3,500 per month until August 31, 2025.

As of September 30, 2024, the Company’s operating leases had a weighted average remaining lease term of 1 years and a weighted-average discount rate of 5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2023	$403,258
Disposal of ROU	(85,660)
ROU Asset added during the period	37,890
Amortization during the period	(255,742)
ROU Asset – September 30, 2024	$99,746

Lease Liability – October 1, 2023	$378,429
Lease Liability added during the period	37,890
Amortization during the period	(226,011)
disposal of lease liability	(89,347)
Lease Liability – September 30, 2024	$100,962

Lease Liability – Short-Term	$100,962
Lease Liability – Long-Term	-
Lease Liability – Total	$100,962

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of September 30, 2024.

Amounts due within 12 months of September 30,

2025	102,738
2026	428
Total Minimum Lease Payments	103,166
Less Effect of Discounting	2,204
Present Value of Future Minimum Lease Payments	100,962
Less Current Portion of Operating Lease Obligations	100,962
Long-Term Operating Lease Obligations	$-

During the year ended September 30, 2024, we had the following cash and non-cash activities associated with our leases:

Operating cash outflows from operating leases:	$340,445
Operating cash outflows from finance leases:	$824
Financing cash outflows from finance lease:	$25,224

In September 2020, we subleased the space at 1700 Capital Avenue in Plano, Texas, effective October 1, 2020 under favorable terms that are co-terminus with the original lease ended June 30, 2024. During the year ended September 30, 2024, we recognized sublease income of $161,672 pursuant to the sublease included in other income on our financial statements.

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment. Foreign currency translation adjustment attributable to CIMG Inc. recorded to other comprehensive income and loss amounted to $312,906 and $36,599 as of September 30, 2024 and 2023, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency.

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation of the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and consolidated statements of operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption Gain (loss) from equity method investment in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reflected in the caption “Investment in unconsolidated affiliate’’ in the Company’s consolidated balance sheets.

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

Revenue Recognition

In FY 2024, We have reduced our single-serving pour-over coffee packaging business, and in the portion of bagged coffee sales, we have added other brands, such as “Maca Coffee” and other finished products with maca as the main raw material, such as “Maca Noni”. In 2024, we sell maca peptide coffee and other new products on a distribution model. We usually sign distribution contracts with distributors on a batch basis. Based on the contract, we deliver the goods after full payment to our bank account. We courier the goods to the customer. The customer will sign a receipt after receiving the goods. The customers can also choose to pick up their goods from our warehouse on their own. Also, the customer will sign a receipt.

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

Per ASC 606-10-32-2, an entity shall consider the terms of the contract and its customary business practices to determine the transaction price. The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both.

Per ASC 606-10-25-23 An entity shall recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer.

Per ASC 606-10-55-37 An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. However, an entity does not necessarily control a specified good if the entity obtains legal title to that good only momentarily before legal title is transferred to a customer. An entity that is a principal may satisfy its performance obligation to provide the specified good or service itself or it may engage another party (for example, a subcontractor) to satisfy some or all of the performance obligation on its behalf.

ASC 606-10-55-38 An entity is an agent if the entity’s performance obligation is to arrange for the provision of the specified good or service by another party. An entity that is an agent does not control the specified good or service provided by another party before that good or service is transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified goods or services to be provided by the other party. An entity’s fee or commission might be the net amount of consideration that the entity retains after paying the other party the consideration received in exchange for the goods or services to be provided by that party.

Return and Exchange Policy

All products are thoroughly inspected and securely packaged before they are shipped to ensure buyers receive the best possible product. If for any reason buyers are unsatisfied with the products, they can return them, and the Company will exchange or refund the purchase minus any shipping charges. For wholesale customers, return policies vary based on their specific agreements with customers. Under chargebacks agreements with the customers, the Company agrees to reimburse the seller for a portion of the costs incurred by the seller to advertise and promote certain of the Company’s products. The Company estimates, accrues and recognizes such chargebacks. These amounts are included in the determination of net sales. As of September 30, 2024, CIMG’s Maca collection has never had a return record.

Accounts payable and accrued expenses

During the year ended September 30, 2024 and September 30, 2023,the accounts payable are $1,294,007 and $1,588,342 respectively, it mainly includes the accounts payable and $325,000 litigation settlement costs of Nuzee single-serving coffee and DRIPKIT products. For details on litigation and post-litigation payments, please refer to Note 11.

During the year ended September 30, 2024 and September 30, 2023,the accrued expenses are $695,330 and $225,693 respectively, it mainly includes the accounts payable settlement costs of Nuzee single-serving coffee and DRIPKIT products.

Accounts payable and accrued expenses for the years ended September 30, 2024 and 2023 are as follows:

	September 30. 2024	September 30, 2023
Accounts payable	1,294,007	1,588,342
Accrued expenses	695,330	225,693
Total	1,989,337	1814,035

Deferred income

During the year ended September 30, 2024 and September 30, 2023,the deferred income are $Nil and $379,795 respectively, the reason for the reduction is the uncertainty of the income time and income results. The reduction in this period is based on the rigor of the report.

Other current liabilities

During the year ended September 30, 2024 and September 30, 2023,the other current liabilities are $586,174 and $Nil respectively. The mainly achieved through financing to purchase equipment and pay for the goods.

Loss from investment

Due to Discontinued Operations, the investment income for 2024 is in the red. As of September 30, 2024 and September 30, 2023, the investment income losses were $1,092,169 and $7,375 respectively.

Cost Recognition

The Maca Series products are pure plant products that we purchase maca raw materials and entrust to process. Therefore, the raw materials - the procurement cost of maca, the packaging cost of goods, the freight cost of goods and so on.

Selling, General and Administrative Expense

Selling, general and administrative expenses (SG&A) are primarily comprised of personnel costs, selling and marketing expenses, depreciation and amortization, insurance expenses, professional services, travel and office expenses, etc. In some cases, the company bears shipping costs for shipping customer orders, and shipping and handling costs are recorded under operating expenses in the consolidated statement of operations.

As of September 30, 2024 and September 30, 2023, the operating expenses were $5,980,521 and $8,174,200 respectively.

Asset impairment loss

During the year ended September 30, 2024 and September 30, 2023,the Asset impairment loss are $1,019,471 and $Nil. The mainly due to the impairment of inventories and fixed assets.

	September 30. 2024	September 30, 2023
Property and equipment asset impairment	203,973	-
Impairment loss on inventory	815,498	-
Total	$1,019,471	$-

Other income

During the year ended September 30, 2024 and September 30, 2023,the other income are $496,530 and $341,667. The mainly due to the recovery of bad debts and the income from rent transfer.

Other Expense

During the year ended September 30, 2024,the other expense is $665,795, primarily includes sublease expense, interest expense and administrative expense.

During the year ended September 30, 2023, the other expense is $246,160, primarily includes write off of deferred financing costs and sublease expense.

Prepaid expenses and other current assets

Prepaid expenses and other current assets for the years ended September 30, 2024 and 2023 are as follows:

	For the Fiscal Year ended September 30, 2024	For the Fiscal Year ended September 30, 2023
Prepaid expenses	$386,753	$299,588
Other current assets	308,294	114,460
Total	695,047	414,048

The Prepaid expenses and other current assets balance of $695,047 as of September 30, 2024 primarily consists of prepaid rent, a retainer for professional services and other receivables from the auction of fixed assets. The balance of $414,048 as of September 30, 2023, primarily consists of prepaid rent, prepaid insurance, a retainer for professional services, and deferred offering costs.

Inventory

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower cost or net realizable value, cost being determined using the weighted average cost method. In 2024, we have purchased raw materials and finished products from Hangzhou Yikang Yimei Technology Co., LTD. The current inventory is stored in Jiangsu, China. The Company reviews inventory levels at least quarterly. On September 30, 2024, the carrying value of inventory of $4,548,035.

	For the Fiscal Year ended September 30, 2024	For the Fiscal Year ended September 30, 2023
Raw materials	4,490,728	766,916
Finished goods	57,307	5,909
Total	$4,548,035	$772,825

As of September 30, 2024, the provision for inventory obsolescence was $815,498,the mainly because we have cleared raw materials and finished products from Vista, California. Impairment loss on inventory as of September 30, 2024 consist of :

	For the Fiscal Year ended September 30, 2024	For the Fiscal Year ended September 30, 2023
Raw materials	798,510	-
Finished goods	16,988	-
Total	$815,498	$-

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Office equipment is depreciated over a 3-year life, furniture over a 7-year life, and other equipment over a 5-year life. Depreciation expense for the years ended September 30, 2024 and 2023 was $160,548 and $184,488, respectively. Property and equipment as of September 30, 2024 and 2023 consist of:

	September 30. 2024	September 30, 2023
Machinery & Equipment	$1,465,566	$1,145,723
Vehicles	57,431	57,431
Leasehold Improvements	-	-
Less - Accumulated Depreciation	(1,127,820)	(1,018,391)
Subtotal	395,177	184,763
Less-Non-Current Assets Held for Sale	(214,709)	-

Disposal of property and equipment	(178,200)	-
Property and Equipment, net	2,268	184,763

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

Goodwill and intangible assets

During the year ended September 30, 2024, we recorded a goodwill impairment loss of $ 0.

Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. We have identifiable useful life intangible assets related to acquired Dripkit tradename and customer relationships. We evaluate these intangible assets annually for impairment, and when indications of potential impairment exist. The management uses considerable judgment to determine key assumptions, including projected revenue, projected costs, marketing expenses and projected profits, etc. This kind of analysis requires important estimates and judgments, including the estimation of future cash flows, which depends on internal forecasts, the estimation of the long-term growth rate of our business, the estimation of the useful life of the cash flows that will occur, customer churn, and the determination of our weighted average cost of capital.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2024 and 2023.

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

During the year ended September 30, 2024, we did not distribute employee stock rewards to our staff.

Comprehensive income/loss

Comprehensive income/loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income/loss are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income/loss pertains to foreign currency translation adjustments.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted.

 In November 2023,the FASB issued ASU 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures. The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Group adopted ASU 2023-07 in the consolidated financial statements for the year ended December 31, 2024. The Company concluded that it has no material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which applies to all entities subject to income taxes. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. For public business entities, ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of these accounting standard updates on its consolidated financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Discontinued Operations

ASC 205-20-45-10 In the period(s) that a discontinued operation is classified as held for sale and for all prior periods presented, the assets and liabilities of the discontinued operation shall be presented separately in the asset and liability sections, respectively, of the statement of financial position.

ASC 205-20-45-3 The statement in which net income of a business entity is reported or the statement of activities of a not-for-profit entity (NFP) for current and prior periods shall report the results of operations of the discontinued operation, including any gain or loss recognized in accordance with paragraph 205-20-45-3C, in the period in which a discontinued operation either has been disposed of or is classified as held for sale.

The company has terminated the sold business in accordance with ASC 205-20-45-10 and ASC 205-20-45-3. Additional information on discontinued operations can be found in Note 6-discontinued operations.

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

3. LOANS

On April 1, 2019, the Company purchased a delivery van from Ford Motor Credit for $41,627. The Company paid $3,500 as a down payment and financed $38,127 for 60 months at a rate of 2.9%. The loan is secured by the van. The outstanding balance on the loan at September 30, 2024 and 2023 amounted to $Nil and $4,753 respectively.

On March 1, 2024,CFG MERCHANT SOLUTIONS lent a total of $200,000 to the company, and the agreed repayment amount was $246,000. The outstanding balance on the loan at September 30, 2024 amounted to $103,838.

On April 18, 2024, SOONCHA KIM lent the company $320,000 with an annual interest rate of 7%.The outstanding balance on the loan at September 30, 2024 amounted to $330,126.

On July 2024, the Company secured unsecured financing in the aggregate amount of $1,400,021 (the “Loan”) from various individual and institutional lenders to support its ongoing business operations. The Loan was structured with a one-year maturity term and carried no interest obligation. Subsequently, on October 22, 2024, the lenders exercised their right to convert the full outstanding principal amount of the Loan into equity through a stock subscription agreement.

4. GEOGRAPHIC CONCENTRATIONS

The Company operates primarily within a single business segment, despite distributing its products globally. Its operations are organized into two geographic regions: North America and China. The Company jointly manufactures and markets its products in these regions. The tables below present net revenue and property and equipment, net, by geographic area for the years ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Net Revenue:
North America	$1,924,293	$1,757,968
China	5,998	-
	$1,930,291	$1,757,968

	September 30, 2024	September 30, 2023
Property and equipment, net:
North America	$2,268	$184,763
	$2,268	$184,763

5. RELATED PARTY TRANSACTIONS

On August 20, 2024, the Company entered into a convertible note purchase agreement (the “Purchase Agreement”) with certain investors (the “August Notes Investors”) to issue and sell convertible notes in the aggregate principal amount of $1,300,000 (the “August Notes”). Among the investors, the owner of METAVERSE INTELLIGENCE TECH LTD is a director of Wewin Technology LLC, a subsidiary of CIMG INC.

As of September 30, 2024, the directors of Wewin Technology LLC paid an administrative fee of $7,500 on behalf of CIMG INC.

During the year ended September 30, 2024, the relevant trading volume generated by CIMG Inc was $326,721.

During the year ended September 30, 2023, NuZee KOREA Ltd sold single serve pour over and coffee brew bag coffee products worth $648, to Mystery Golf Ltd., a company owned by the chief executive officer of NuZee KOREA Ltd.

6. DISCONTINUED OPERATIONS

On June 7, 2024, the company’s board of directors passed a resolution to sale (1) NuZee KOREA Ltd a company incorporated in Korea and a wholly-owned subsidiary of the Company; and (2) NuZee Investment Co., Ltd, a company incorporated in Japan and a wholly-owned subsidiary of the Company, and the total price is $10,000. The sale of the subsidiaries and discontinue in operation result in a loss of $3,639,644. The discontinuation of the business is primarily due to strategic considerations by the management regarding the company’s overall development, as well as the need to ensure administrative consistency.

The losses from discontinued operations for the year ended September 30, 2024 to September 30, 2023 are as follows:

	Year Ended 30-Sep-24	Year Ended 30-Sep-23

Revenue	$851,201	$1,590,863
Cost of revenue	(781,874)	(1,371,228)
Gross profit	69,326	219,635

Operating expenses	481,426	706,235
Operations Loss	(412,100)	(486,600)

Other revenue	4,035	24,099
Other income (expense)	7	(5,019)
Interest (expense) income, net	(25,495)	191
Loss from discontinued operations before income tax	(433,566)	(467,329)

Income tax (expense)/income	-	(477)
Loss from discontinued operation after tax	(433,566)	(467,806)

Losses from asset disposal of discontinued operations	$3,639,644	$-

The major components of assets and liabilities related to discontinued operations are summarized below:

	Year Ended 30-Sep-24	Year Ended 30-Sep-23
ASSETS
Current assets:
Cash & Equivalents	$35,845	$390,232
Receivable	68,140	87,296
Inventory	197,596	225,245
Prepaid Expenses	13,553	4,152
Property and Equipment	94,577	124,792
Other Assets	64,783	72,617
Total assets related to discontinued operations	474,494	904,334

Accounts Payable	$11,205	$66,486
Other Current Liabilities	76,325	25,756
Reserves & Other Liabilities	681,058	47,937
Total liabilities related to discontinued operations	$768,588	$140,179

Net asset	(294,094)	(764,155)

7. GOODWILL AND INTANGIBLE ASSETS

Impairments

Goodwill

As of September 30, 2023 and September 30, 2024, the remaining goodwill was $Nil.

Identifiable life intangible assets

During the year ended September 30, 2024 and 2023, the remaining tradename asset balance adjusting for impairment was $80,000 and $110,000, respectively.

As of September 30, 2024, the Company’s intangible assets consisted of unamortized tradename asset of $80,000 which is being amortized over five years from the date of acquisition at a rate of $30,000 per year.

Amortization expense was $30,000 and $30,000 for the year ended September 30, 2024 and 2023.

Amortization expense for the next four fiscal years is as follows:

Tradename Amortization
2025	30,000
2026	30,000
2027	20,000
2028	-
Grand Total	$80,000

8. ISSUANCE OF EQUITY SECURITIES

During the year ended September 30, 2024, 1,288,644 and 2,906,862 shares were issued in the form of cash and private placement respectively.

As of September 30, 2024, the Company has corrected the number of treasury shares recorded with the transfer agent to include 34,095 shares of common stock that were not successfully cancelled prior to September 30, 2023 due to administrative reasons.

As of September 30, 2024, the common shares issued are as follows:

Date	Transaction Description	Amount/Shares	Status
Common stock issued for cash:
October 18, 2023	Underwriting Agreement (Form S-3 effective on October 5, 2023, Form 424B5 filed on October 19, 2025 and Form 8-K filed on October 20, 2023)	$1,277,113 for 488,750 shares of Common stock, consisting of 425,000 shares of common stock at a price to the public of $3.00 with a 45-day option to purchase up to 63,750 additional shares of Common Stock at the Offering Price.

425,000 shares of common stock were registered pursuant to a shelf registration statement filed with and declared effective by the SEC (Registration No. 333-274818), a base prospectus, dated October 5, 2023, included as part of the registration statement, and a prospectus supplement, dated October 17, 2023.

On December 5, 2023, the Underwriter utilized its option to purchase 63,750 additional shares of Common Stock, which were registered the same above.

April 27, 2024	Note and Warrant Purchase Agreement (From 8-K filed May 2, 2024 and Form S-1 effective on July 1, 2024)	$320,000 for 222,972 shares of Common stock	On October 18, 2024, the holders of warrants exercised its cashless option to purchase an aggregate of 55,973 shares of the Company’s common stock. In connection with such cashless exercise, the Company will not receive any cash proceeds. The shares of common stock issuable upon exercise of such warrants were registered under the Form S-1 effective on July 1, 2024.
July 24, 2024	Convertible Note Purchase Agreement (From 8-K filed July 30, 2024)	$300,000 for 576,922 shares of Common stock	The closing of the private placement occurred on July 26, 2024 and the Company issued an aggregate of 576,922 shares of Common Stock to the notes investors.
	Common stock issued for cash totals	$1,897,113 for 1,288,644 shares of Common stock

Issued private placement:
June 4, 2024	Securities Purchase Agreement (From 8-K filed June 10, 2024)	$1,499,999 for 866,048 shares of Common stock	The Transaction was closed on June 7, 2024 and the Company issued an aggregate of 866,048 shares of Common stock
July 11, 2024	Securities Purchase Agreement (From 8-K filed July 16, 2024 and From 8-K filed on July 19, 2024)	$3,000,000 for 2,040,814 shares of Common stock	The Transaction was closed on July 18, 2024 and the Company issued an aggregate of 2,040,814 shares of Common stock.
	Issued private placement totals	2,906,862 shares for $4,499,999

Treasury Stock:
September 30, 2024	Previously uncancelled stocks	34,095 shares of Common Stock, $0.00001par value

As of September 30, 2024, the Company has corrected the number of treasury shares recorded with the transfer agent to include 34,095 shares of common stock that were not successfully cancelled prior to September 30, 2023 due to administrative reasons.

Restricted Stock Awards

During the year ended September 30, 2024, the Company did not issue restricted stock awards.

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

On March 15, 2023, the Company granted 58,619 performance-based restricted shares to executive officers, employees and consultants as part of the 2013 Stock Incentive Plan and the 2019 Stock Incentive Plan. 50% of the Performance-Based Restricted Shares would vest, if at all, in fiscal year 2023, based on the Company’s achievement of a specified amount of cash on hand, sales growth, increased gross margin, and reduced operating losses in fiscal year 2023, and the other 50% of the Performance-Based Restricted Shares will vest, if at all, in fiscal year 2024, based on performance metrics to be set by the Board in its sole and absolute discretion. The performance goals for fiscal year 2023 were not achieved and the Company recognized common stock compensation expense of $Nil for the year ended September 30, 2023, related to these Restricted Shares.

The Company recognized common stock compensation expense of $176,775 and $Nil in fiscal year ending September 30 2023 and September 30, 2024, respectively.

Grant of Restricted Stock Awards to the Company’s Independent Board Members

During the year ended September 30, 2024, no restricted stock awards were issued to any board members.

Forfeiture of Restricted Shares

During the year ended September 30, 2024, 30,464 restricted shares were forfeited because of the termination of employment or performance goals not achieved.

Common Stock issued for services

During the year ended September 30, 2024, the company did not have Common Stock issued for services.

Exercise of options

During the year ended September 30, 2024, the company did not exercise any options.

9. STOCK OPTIONS AND WARRANTS

Options

During the fiscal year ended September 30, 2024, the Company granted 0 new stock options, issued 0 shares upon the exercise of outstanding stock options.

During the fiscal year ended September 30, 2023, the Company granted 6,000 new stock options at an exercise price of $8.15 to an employee. These options shall be vested and become exercisable 1/3 on each anniversary of the grant date. The options will expire ten years from the grant date, unless terminated earlier as provided by the option agreements.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: expected volatility was based on the volatility of a peer group of companies. The expected term of options granted was determined using the simplified method under SAB 107 which represents the mid-point between the vesting term and the contractual term. The risk-free rate is calculated using the U.S. Treasury yield curve and is based on the expected term of the option.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the year ended September 30, 2024 and 2023, respectively:

For employees	September 30, 2024	September 30, 2023
Risk-free interest rate	0%	4.39%
Expected option life	0.00	6 years
Expected volatility	0%	68.60%
Expected dividend yield	0.00%	0.00%
Exercise price	$-	$8.15

The Company is expensing these stock option awards on a straight-line basis over the requisite service period.

Due to forfeitures exceeded previously recognized expense, and the company reversed prior costs. So the Company recognized stock option expense of $(62,308) for the years ended September 30, 2024

The Company recognized stock option expense of $288,030 for the years ended September 30, 2023.

Unamortized option expense as of September 30, 2024, for all outstanding options amounted to $nil. These costs are expected to be recognized over a weighted-average period of 0 year.

During the year ended September 30, 2024, 76,028 stock options were forfeited or expired because of termination of employment, expiration of options and performance conditions not met.

The following table summarizes stock option activity for the year ended September 30, 2024.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding on September 30, 2023	96,458	$150.39	5.84	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(54,647)	167.02	-	-
Forfeited	(21,381)	87.14	0.03	-
Outstanding on September 30, 2024	20,430	177.44	0.02	$-

Exercisable on September 30, 2024	20,430	$177.44	0.02	$-

During the year ended September 30, 2023, the Company issued 0 shares of Common Stock upon the exercise of outstanding stock options and 23,192 stock options were forfeited or expired because of termination of employment, expiration of options and performance conditions not met.

The following table summarizes stock option activity for the year ended September 30, 2023.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding on September 30, 2022	113,650	$149.88	7.40	$1,207
Granted	6,000	8.15	9.88	-
Exercised	-	-	-	-
Expired	(3,343)	145.41	-	-
Forfeited	(19,849)	105.27	4.17	-
Outstanding on September 30, 2023	96,458	150.39	5.84	$-

Exercisable on September 30, 2023	72,429	$173.24	4.99	$-

A summary of the status of the Company’s nonvested options as of September 30, 2024 and 2023, are presented below:

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options on September 30, 2022	50,009	$154.24
Granted	6,000	$5.30
Forfeited	(19,849)	$104.41
Vested	(12,131)	$307.72
Nonvested options on September 30, 2023	24,029	$81.33
Granted	-	$-
Forfeited	(21,381)	$84.75
Vested	(2,648)	$90.28
Nonvested options on September 30, 2024	-	$-

Warrants

2024 Warrants

On November 9, 2023, the Company entered into a subscription agreement of common stock and warrant, which sold an accredited investor to 46,800 shares of Common Stock, together with warrants to purchase a total of approximately 5,200 shares of Common Stock at an exercise price of $2.77 per share. The warrants have a five year term and are exercisable upon the six-month anniversary of the original issuance date. The Subscription Shares were issued with a purchase price of $129,636. The company has received purchase price of $129,662.8 on Nov 19, 2023, but the subscription shares of 46,800 common stocks were not issued as of the date of this report. The company expect to issue 46,800 common stocks to the accredited investor on September 1, 2025. As of the date of this report, the warrants remains unexcised.

On January 30, 2024, the Company issued in a private placement to an accredited investor 14,220 shares of Common Stock, together with warrants to purchase a total of approximately 1,279 shares of Common Stock at an exercise price of $2.11 per share. The warrants have a five year term and are exercisable upon the six-month anniversary of the original issuance date. The company has received the advance payment of $29,994.2 on January 23, 2024, but the subscription shares of 14,220 common stocks were not issued as of the date of this report. The company expect to issue14,220 common stocks to the accredited investor on September 1, 2025. As of the date of this report, the warrants remains unexcised.

On April 27, 2024, the Company entered into a convertible note and warrant purchase agreement (the “2024 April Purchase Agreement”) with certain investors (the “Investors”), providing for the private placement of convertible promissory notes in the aggregate principal amount of $320,000 (the “Notes”) and warrants (the “2024 April Warrants”) to purchase up to an aggregate of 221,147 shares of the Company’s Common Stock, par value $0.00001 per share. Each Warrant has an exercise price of $1.322 per share, which represents the average NOCP for the five trading days immediately preceding the signing of the 2024 April Purchase Agreement in accordance with the “Minimum Price” requirements under Nasdaq Listing Rule 5635(d). The Warrants are immediately exercisable and have a two-year term.

On October 18, 2024, the holders of warrants issued by the Company exercised its cashless option to purchase an aggregate of 55,973 shares of the Company’s common stock pursuant to warrants issued by the Company. Such warrants were previously issued pursuant to the convertible note and warrant purchase agreement dated April 27, 2024, as disclosed in the current report of the Company on Form 8-K filed with the SEC on May 2, 2024. In connection with such cashless exercise, the Company will not receive any cash proceeds. The shares of common stock issuable upon exercise of such warrants were registered under the Form S-1 effective on July 1, 2024.

The following table summarizes warrant activity for the year ended September 30, 2024:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding on September 30, 2023	152,398	$158.24	2.65	$-
Issued	62,452	1.46	1.85	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding on September 30, 2024	214,850	$112.67	2.42	-
Exercisable on September 30, 2024	214,850	$112.67	2.42	$-

The following table summarizes warrant activity for the year ended September 30, 2023:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding on September 30, 2022	152,398	$158.24	3.7	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-
Outstanding on September 30, 2023	152,398	$158.24	2.65	-
Exercisable on September 30, 2023	152,398	$158.24	2.65	$-

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

10. INCOME TAX

The company recorded $0 income tax expense for the years ended September 30, 2024 and 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company will have tax losses available to be applied against future years’ income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for deferred income tax assets. Cumulative net operating loss carry forward is $51,057,503 and $45,340,996 as of September 30, 2024 and 2023, respectively, and will begin expiring in 2033. Utilization of these NOLs might be subject to various limitations such as the IRC Section 382 limitation and the 80% taxable income limitation. A full study of the NOL limitations has not been completed yet.

The Company used statutory blended tax rates of 28%, 11% and 33.58% for its deferred tax assets that arose in the US, Korea, and Japan respectively.

Deferred tax assets consisted of the following as of September 30, 2024 and 2023:

	2024	2023
Net Operating Losses	14,296,101	$12,413,540
Stock based compensation	-	5,944,806
Fixed assets and intangible assets	24,574	21,071
Total deferred tax assets	14,320,675	$18,379,417
Valuation Allowance	(14,320,675)	$(18,379,417)
Deferred tax assets net of valuation allowance	-	$-

11. CONTINGENCIES

Steeped Litigation

As previously disclosed, on January 27, 2023, Steeped, Inc. d/b/a Steeped Coffee (“Steeped”) filed a complaint against the Company in the Superior Court of California, Santa Cruz County (Case No. 23CV00234) (the “Complaint”). The Complaint related to Steeped’s claim that the Company breached a 2021 settlement agreement that resolved Steeped’s 2019 trademark infringement case against the Company. The earlier case involved Steeped’s purported trademark protection for “steeped coffee” and related phrases.

Steeped alleged breach of contract, intentional interference with contractual relations, intentional interference with prospective economic advantage, and fraud in the inducement of contract. Plaintiff sought a trial by jury and relief in the form of a permanent injunction for use of “Steep Coffee” or any confusingly similar variant of “STEEPED COFFEE”; the impoundment and destruction of allegedly violating packaging materials and/or finished goods; a final judgment for all profits derived from the Company’s allegedly unlawful conduct, actual damages, damages to the Steeped’s reputation and goodwill among its customers and partners; and reasonable attorneys’ fees and costs. The Company answered the Complaint with a general denial and asserted twenty-five affirmative defenses.

On January 16, 2024, without a finding or admission of wrongdoing, the Company entered into a settlement agreement with Steeped. In exchange for mutual releases and a dismissal of the lawsuit with prejudice, the Company completed the payment of $500,000 on October 3, 2024. Steeped filed a Notice of Settlement on January 30, 2024, and on April 18, 2024, the case was dismissed.

Curtin Litigation

As previously disclosed, on January 6, 2023, a former employee of the Company, Rosalina Curtin filed a complaint against the Company and another former employee of the Company, Jose Ramirez, in the Superior Court of California, County of San Diego (Case No. 37-2023-00000841-CU-WT-NC) (the “Complaint”). The Complaint alleged that Ms. Curtin was subject to harassment by Mr. Ramirez, gender discrimination throughout her employment, that she reported this discrimination and harassment to the Company, and that the Company retaliated against her and wrongfully terminated her for whistleblowing and failed to prevent discrimination, harassment, and retaliation. Ms. Curtin sought compensatory damages, including loss of past, present and future earnings, and benefits, as well as punitive damages, penalties, attorney’s fees and costs and interest. Pursuant to the terms of Ms. Curtin’s Employment Agreement with the Company, on December 22, 2023, the Court compelled the case to arbitration with the American Arbitration Association (Case Number 01-24-0002-3225).

On November 8, 2024, without a finding or admission of wrongdoing, the Company entered into a settlement agreement with Ms. Curtin. In exchange for mutual general releases and a dismissal of the lawsuit with prejudice, the Company paid Ms. Curtin $125,000. On January 22, 2025, the case was dismissed in its entirety.

Kim Litigation

On October 3, 2024, Mr. Sooncha Kim filed a complaint against the Company in the Southern District of New York, (Case No. 1:24-cv-7485) (the “Complaint”). The Complaint alleges that the Company breached a Convertible Note and Warrant Purchase Agreement, dated June 6, 2024, between the Company and Mr. Kim, by, among other things, failing to deliver the registration rights agreement, excluding Mr. Kim from the S1 registration statement, delaying conversion of Mr. Kim’s notes, undertaking steps to dilute Mr. Kim’s shares, failing to honor Mr. Kim’s 50% participation right in any subsequent financing and failing to appoint a designated director, as set forth in the parties’ agreement. Mr. Kim seeks specific performance of the Convertible Note and Warrant Purchase Agreement, and monetary damages in the amount of $1,041,216, plus applicable interest. The Company filed its answer to the Complaint on December 3, 2024. On January 7, 2025, Mr. Kim filed a motion seeking a preliminary injunction against the Company (the “Motion”). The Company opposed the Motion on January 22, 2025, and on February 13, 2025, the Court denied Mr. Kim’s Motion. Discovery in the case is ongoing, and no trial date has been set.

The Company believes it has a basis to defend the claims in the Kim Litigation, however, the Company is not able to predict the outcome, and there is no assurance that the Company will be successful in its defense.

Ex-Directors Lawsuit

On March 10, 2025, former directors of the Company, Kevin J. Connor, Chris J. Jones, Nobuki Kurita, and David Robson (collectively, the “Ex-Directors”), filed a complaint against the Company in the Superior Court of California, County of San Diego (Case No. 25CU012922N) (the “Complaint”). The Complaint alleges the Company failed to pay directors’ fees and expenses from the last quarter the fiscal year ended September 30, 2023 through the first two quarters of the fiscal year ended September 30, 2024, and is claiming breach of contract, quantum meruit, unjust enrichment, promissory estoppel, breach of the implied covenant of good faith and fair dealing, and unfair business practices. The Ex-Directors seek monetary damages in excess of $200,000, with applicable interest, costs and attorneys’ fees. The Company’s answer to the Complaint was due on April 16, 2025. On April 17, 2025, the Ex-Director’s filed a request for entry of default. To date, no default has been entered against the Company. As of the date of this annual report, two parties are still negotiating.

12. SUBSEQUENT EVENTS

New Operating Lease

Effective December 16, 2024, we have leased a principal office space located at Room R2, FTY D, 16/F, Kin Ga Industrial Building, 9 San On Street, Tuen Mun, Hong Kong, which we lease for RMB 4,167 ($594) per month until December 17, 2025.

Private Placement

Date	Transaction Description	Amount/Shares	Status
November 9, 2023	Subscription Agreement (Form 8-K filed on November 15 2023)	$129,636 for 46,800 shares of Common Stock, together with warrants to purchase a total of approximately 5,200 shares of Common Stock at an exercise price of $2.77 per share

The company has received purchase price of $129,662.8 on Nov 19, 2023, but the subscription shares of 46,800 common stocks were not issued as of the date of this report.

Shares of Common stock
unissued (expected to issue September 1, 2025)

The warrants remains unexcised as of the date of this report.

January 30, 2024	Subscription Agreement for common stock and warrants (Form 10-Q filed on May 6, 2024)	$30,004 for 14,220 shares of common stocks together with warrants to purchase a total of approximately 1,279 shares of Common Stock at an exercise price of $2.11 per share

The company has received the advance payment of $29,994.2 on January 23, 2024.

Shares of Common stock
unissued (expected to issue September 1, 2025)

The warrants remains unexcised as of the date of this report.

April 27, 2024	Note and Warrant Purchase Agreement (From 8-K filed May 2, 2024 and Form S-1 effective on July 1, 2024)	$320,000 for up to 222,972 shares of the Company’s common stock

On October 18, 2024, the holders of warrants exercised its cashless option to purchase an aggregate of 55,973 shares of the Company’s common stock.

In connection with such cashless exercise, the Company will not receive any cash proceeds. The shares of common stock issuable upon exercise of such warrants were registered under the Form S-1 effective on July 1, 2024.

August 20, 2024	Convertible Note Purchase Agreement (Form 8-K filed on August 26, 2024, September 6, 2024, September 10, 2024 and Form S-1 filed on November 29, 2024)	$1,300,000 for 1,396,813 shares of Common Stock

On October 31, 2024, all the August 2024 Notes Investors converted their August Notes to shares of Common Stock. As a result of such conversions of the August Notes, we issued an aggregate of 1,396,813 shares of Common Stock to the August Notes Investors.

1,396,813 shares of Common Stock has been issued and registered under Form S-1 filed on November 29, 2024

September 24, 2024	Purchase Agreement (Form 8-K filed on September 20, 2024 and Form S-1 filed on November 29, 2024)	$20,00,000 for 3,508,769 shares of Common Stock	3,508,769 shares of Common Stock has been issued and registered under Form S-1 filed on November 29, 2024
October 14, 2024	Securities Purchase Agreement (Form 8-K filed on October 16, 2024)	$1,600,000 for 2,807,015 shares of Common Stock	2,807,015 shares of Common Stock has been issued
October 22, 2024	Securities Purchase Agreement (Form 8-K filed on October 23, 2024)	$400,000 for 701,754 shares of Common Stock	701,754 shares of Common Stock has been issued
December 12, 2024	Convertible Note and Warrant Purchase Agreement (Form 8-K filed on December 17, 2024, Form 8-K/A filed on January 23, 2025, Form 8-K filed on April 3, 2025)	$10,000,000 for up to 25,641,023 shares of Common Stock, subject to shareholders’ approval

The closings of the sale of the notes and warrants occurred on January 16, 2025 and January 17, 2025.

On February 10, 2025, the Company obtained its shareholder approval for the issuance of shares underlying the notes and the warrants.

On March 18, 2025, the investors submitted their respective conversion notices to the Company, converting their respective Notes.

Upon receiving the conversion notices, the Company issued 19,457,618 shares of the Company’s common stock to the Investors pursuant to the same.

June 2, 2025	Share Purchase Agreement (Form 8-K filed on June 5, 2025 and June 10, 2025)	$1,068,480 for 6,000,000 shares of common stock	The closing of the sale of the 6,000,000 shares of common stock occurred on June 9, 2025. 6,000,000 shares of common stock has been issued.

Legal Proceedings

Kim Litigation

On October 3, 2024, Mr. Sooncha Kim filed a complaint against the Company in the Southern District of New York, (Case No. 1:24-cv-7485) (the “Complaint”). The Complaint alleges that the Company breached a Convertible Note and Warrant Purchase Agreement, dated June 6, 2024, between the Company and Mr. Kim, by, among other things, failing to deliver the registration rights agreement, excluding Mr. Kim from the S1 registration statement, delaying conversion of Mr. Kim’s notes, undertaking steps to dilute Mr. Kim’s shares, failing to honor Mr. Kim’s 50% participation right in any subsequent financing and failing to appoint a designated director, as set forth in the parties’ agreement. Mr. Kim seeks specific performance of the Convertible Note and Warrant Purchase Agreement, and monetary damages in the amount of $1,041,216, plus applicable interest. The Company filed its answer to the Complaint on December 3, 2024. On January 7, 2025, Mr. Kim filed a motion seeking a preliminary injunction against the Company (the “Motion”). The Company opposed the Motion on January 22, 2025, and on February 13, 2025, the Court denied Mr. Kim’s Motion. Discovery in the case is ongoing, and no trial date has been set.

The Company believes it has a basis to defend the claims in the Kim Litigation. The company believes that it is very likely to succeed in the defense.

Ex-Directors Lawsuit

On March 10, 2025, former directors of the Company, Kevin J. Connor, Chris J. Jones, Nobuki Kurita, and David Robson (collectively, the “Ex-Directors”), filed a complaint against the Company in the Superior Court of California, County of San Diego (Case No. 25CU012922N) (the “Complaint”). The Complaint alleges the Company failed to pay directors’ fees and expenses from the last quarter of the fiscal year ended September 30, 2023 through the first two quarters of the fiscal year ended September 30, 2024, and is claiming breach of contract, quantum meruit, unjust enrichment, promissory estoppel, breach of the implied covenant of good faith and fair dealing, and unfair business practices. The Ex-Directors seek monetary damages in excess of $200,000, with applicable interest, costs and attorneys’ fees. The Company’s answer to the Complaint was due on April 16, 2025. On April 17, 2025, the Ex-Director’s filed a request for entry of default. To date, no default has been entered against the Company. As of the date of this annual report, two parties are still negotiating.

New Subsidiary

On March 10, 2025, Zhongyan Shangyue Technology Co., Ltd. (“Zhongyan”), CIMG Inc.’s wholly-owned subsidiary, entered into a Business Cooperation Intent Agreement (the “Agreement”) with Shanghai Huomao Cultural Development Co., Ltd. (“Huomao”). Pursuant to the Agreement, the three shareholders of Huomao intend to transfer an aggregate of 51% of their equity interest in Huomao to Zhongyan in exchange for 200,000 shares of Common Stock. The Common Stock shall be subject to a six-month lock-up period.

On March 21, 2025, Zhongyan Shangyue Technology Co., Ltd. established a wholly-owned subsidiary, Henan Zhongyan Shangyue Technology Co. Ltd.

On March 27, 2025, Zhongyan Shangyue Technology Co., Ltd. entered into a Business Cooperation Intent Agreement (the “Agreement”) with Xilin Online (Beijing) E-commerce Co., Ltd (“Beijing Xilin”). Pursuant to the Agreement, certain shareholders of Beijing Xilin intend to transfer an aggregate of 51% of their equity interest in Beijing Xilin to Zhongyan.

On March 31, 2025, the Company completed its acquisition of Beijing Xilin, along with the necessary business registration updates in China.

On April 22, 2025, the Company completed its acquisition of Shanghai Huomao, along with the necessary business registration updates in China.

