Form 10-K/A
period 2024-09-30
CIMG Inc.
filed 2025-07-30
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

Risks Associated with Our Business and History of Losses

We have incurred net losses since we commenced operations as CIMG Inc. in 2013, including net losses of $8.97 million and $8.75 million for the years ended September 30, 2024 and 2023, respectively. As of September 30, 2024, our accumulated deficit was approximately $82.34 million. We expect to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset existing expenses. In the United States, we expect to incur additional losses as a result of the costs associated with operating as an exchange-listed public company.

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

We have incurred net losses since our inception in 2013, including net losses of $8.97 million and $8.75 million for the years ended September 30, 2024, and 2023, respectively. As of September 30, 2024, our accumulated deficit was approximately $82.34 million. We expect to incur significant sales and marketing expenses, as well as costs associated with operating as an exchange-listed public company, prior to recording sufficient revenue from our operations to offset these expenses.

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

For the year ended September 30, 2024, our cost of sales totaled $1,898,122, as compared to cost of sales for the year ended September 30, 2023 of $1,968,785, representing a 3.59% decrease. This is mainly due to the reduction in material and labor costs related to sales. For the year ended September 30, 2024, our total gross profit was $32,169, while the gross loss for the year ended September 30, 2023 was $210,817. This is also mainly due to the reduction in material and labor costs related to sales. The gross profit margin for the year ended September 30, 2024 was 1.69%, and for the fiscal year ended September 30, 2023, it was (10.71)%. The marginal improvement is mainly due to the reduction in sales costs.

Operating Expenses

	Year ended September 30,		Change
	2024	2023	Dollars	%
Operating Expenses	$6,425,571	$8,174,200	$(1,748,629)	(21.39)%

For the fiscal year ended September 30, 2024, our operating expenses totaled $6,425,571 compared to $8,174,200 for the fiscal year ended September 30, 2023, a decrease of $(1,748,629), or (21.39)%.This reduction is mainly due to the decrease in labor costs and travel expenses.

Net Loss

	Year ended September 30,		Change
	2024	2023	Dollars	%
Net Loss	$8,972,735	$8,749,467	$(223,268)	(2.55)%

For the fiscal year ended September 30, 2024, the Company reported a net loss of $8,972,735 compared to a net loss of $8,749,467 for the fiscal year ended September 30, 2023. The main reason for the reduction in net loss is the decrease in packaging services for the coffee business and the main launch of a new maca series of products.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024, the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (iii) because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that the measures we have taken will be effective in mitigating or preventing significant deficiencies or material weaknesses in our internal control over financial reporting in the future.

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

	(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

	(3)	See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684).
3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157).
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on October 22, 2024. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2024, SEC File Number 001-39338).
3.5	Third Amended and Restated Bylaws of the Company, effective March 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, SEC File Number 001-39338).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).
4.2	Series A Warrant Agent Agreement (including the terms of the Series A Warrant) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).
4.3	Series B Warrant Agent Agreement (including the terms of the Series B Warrant) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2022, SEC File Number 001-39338).
4.5	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2023, SEC File Number 001-39338).
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024, SEC File Number 001-39338)
4.7	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)
10.1	NuZee, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on November 12, 2019, SEC File Number 333-234643).

10.2	Form of Stock Option Agreement (2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on December 28, 2020, SEC File Number 001-39338).
10.3	Form of Stock Option Agreement (2019 Stock Incentive Plan) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on December 28, 2020, SEC File Number 001-39338).
10.4	Form of Restricted Stock Award Agreement under the NuZee, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2021, SEC File Number 001-39338).
10.5	Form of Stock Option Agreement under the NuZee, Inc. 2019 Stock Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2021, SEC File Number 001-39338).
10.6	Form of Stock Option Agreement under NuZee, Inc. 2013 Stock Incentive Plan (Time-Based) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2022, SEC File Number 001-39338).
10.7	Form of Stock Option Agreement under NuZee, Inc. 2013 Stock Incentive Plan (Performance-Based) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2022, SEC File Number 001-39338).
10.8	Form of Restricted Stock Award Agreement under the NuZee, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2022, SEC File Number 001-39338).
10.9	Description of Registrant’s Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q filed on May 12, 2022, SEC File Number 001-39338).
10.10	Share Purchase Agreement by and between the Company and Masa Higashida dated as of June 7, 2024. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024, SEC File Number 001-39338)
10.11	Termination and Release Agreement by and between the Company and Masa Higashida dated as of June 7, 2024. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 7, 2024, SEC File Number 001-39338)
10.12	Second Amended and Restated Employment Agreement by and between the Company and Randell Weaver dated as of June 7, 2024. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2024, SEC File Number 001-39338)
10.13	CIMG Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.14	Convertible Note and Purchase Agreement, dated April 27, 2024, between the Company and the Investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024, SEC File Number 001-39338)
10.15	Form of Registration Rights Agreement, dated April 27, 2024, between the Company and the Investors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2024, SEC File Number 001-39338)
10.16	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 2, 2024, SEC File Number 001-39338)
10.17	Securities Purchase Agreement, dated June 4, 2024, between the Company and the Investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2024, SEC File Number 001-39338)
10.18	Registration Rights Agreement, dated June 4, 2024, between the Company and the Investors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 10, 2024, SEC File Number 001-39338)
10.19	Securities Purchase Agreement, dated July 11, 2024, between the Company and the Investors party thereto. (incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form S-1 filed on August 9, 2024, SEC File Number 333-281450)
10.20	Registration Rights Agreement, dated July 11, 2024, between the Company and the Investors party thereto. (incorporated by reference to Exhibit 10.29 to the Company’s registration statement on Form S-1 filed on August 9, 2024, SEC File Number 333-281450)
10.21	Convertible Note Purchase Agreement dated July 24, 2024, between the Company and the Investors party thereto. (incorporated by reference to Exhibit 10.30 to the Company’s registration statement on Form S-1 filed on August 9, 2024, SEC File Number 333-281450)

10.22	Registration Rights Agreement, dated July 11, 2024, between the Company and the Investors party thereto. (incorporated by reference to Exhibit 10.29 to the Company’s registration statement on Form S-1 filed on August 9, 2024, SEC File Number 333-281450)
10.23	Convertible Note Purchase Agreement dated July 24, 2024, between the Company and the Investors party thereto. (incorporated by reference to Exhibit 10.30 to the Company’s registration statement on Form S-1 filed on August 9, 2024, SEC File Number 333-281450)
10.24	Convertible Promissory Note dated July 26, 2024 between the Company and Yalan Yang (incorporated by reference to Exhibit 10.31 to the Company’s registration statement on Form S-1 filed on August 9, 2024, SEC File Number 333-281450)
10.25	Convertible Promissory Note dated July 26, 2024 between the Company and Yanqin Chen (incorporated by reference to Exhibit 10.32 to the Company’s registration statement on Form S-1 filed on August 9, 2024, SEC File Number 333-281450)
10.26	Convertible Note Purchase Agreement dated August 20, 2024 between Nuzee, Inc. and the investors party thereto. (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.27	Registration Right Agreement dated August 20, 2024 between Nuzee, Inc. and the investors party thereto. (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.28	Convertible Note dated September 10, 2024 between Nuzee, Inc. and VMADE CO., LIMITED. (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.29	Convertible Note dated September 6, 2024 between Nuzee, Inc. and Metaverse Intelligence Tech Ltd. (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.30	Convertible Note dated September 6, 2024 between Nuzee, Inc. and Min Li. (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.31	Securities Purchase Agreement dated September 24, 2024 between Nuzee, Inc. and the investors party thereto. (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.32	Registration Rights Agreement dated September 24, 2024 between Nuzee, Inc. and the investors party thereto. (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.33	Convertible Note Purchase Agreement dated December 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)
10.34	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)
10.35	Registration Rights Agreement dated December 12, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)
10.36†	Employment Agreement of Acting Chief Financial Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2024, SEC File Number 001-39338)
10.37*	Cooperation Agreement with and between Zhongyan Shangyue Technology Co., Ltd. and Hangzhou Yikang Yimei Health Technology Co., LTD. dated July 1, 2024.
10.38†	Employment Agreement of Chief Operating Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2025, SEC File Number 001-39338)
10.39	Share Purchase Agreement dated June 2, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2025, SEC File Number 001-39338)
10.40	Registration Rights Agreement dated June 2, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2025, SEC File Number 001-39338)
14.1*	Code of Ethics
19.1*	Insider Trading Policies and Procedures
21.1*	Subsidiaries of CIMG Inc.
23.1*	Consent of Guangdong Shenmou Law Firm
23.2*	Consent of MaloneBailey, LLP, independent registered accounting firm.
23.3*	Consent of Assentsure PAC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

† Indicates management contract or compensatory plan.

+ Certain schedules to this agreement have been omitted pursuant to Item 601 of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2025.

CIMG INC.

By:	/s/ Jianshuang Wang
Name:	Jianshuang Wang
Title:	Chief Executive Officer

By:	/s/ Zhanzhan Shi
Name:	Zhanzhan Shi
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jianshuang Wang	Chief Executive Officer and Director	July 30, 2025
Jianshuang Wang	(Principal Executive Officer)

/s/ Zhanzhan Shi	Chief Financial Officer	July 30, 2025
Zhanzhan Shi	(Principal Financial and Accounting Officer)

/s/ Yanli Hou	Director	July 30, 2025
Yanli Hou

/s/ Changzheng Ye	Director	July 30, 2025
Changzheng Ye

/s/ Zongmei Huang	Director	July 30, 2025
Zongmei Huang

/s/ Jinmei Guo Hellstroem	Director	July 30, 2025
Jinmei Guo Hellstroem

CIMG Inc. (f.k.a. NUZEE, INC.)

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of CIMG, Inc. (formerly known as Nuzee, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CIMG, Inc. (formerly known as NuZee, Inc.) and its subsidiaries (collectively, the “Company”) as of September 30, 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Houston, Texas

January 16, 2024

Assentsure PAC UEN – 201816648N 180B Bencoolen Street #03-01 The Bencoolen Singapore 189648 http://www.assentsure.com.sg

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CIMG Inc. (f.k.a. NuZee, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CIMG Inc. (f.k.a. NuZee, Inc.) (the “Company”) as of September 30, 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations and negative operating cash flows. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the United States federal securities laws. and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Assentsure PAC

Singapore

July 30, 2025

PCAOB ID number: 6783

We have served as the Company’s auditor since 2025.

CIMG Inc. (f.k.a. NUZEE, INC.)

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except for share and per share data, or otherwise noted)

	Sep 30, 2024	Sep 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$464,222	$982,869
Accounts receivable, net	-	499,582
Inventories, net	4,548,035	772,825
Assets Held for Sale-Current	10,736	-
Currently held assets waiting to be disposed of	-	706,925
Prepaid expenses and other current assets	382,648	414,048
Total current assets	5,405,641	3,376,249

Non-current assets:
Property and equipment, net	2,268	184,763
Right-of-use asset - operating lease	99,746	403,258
Investment in unconsolidated affiliate	-	162,259
Intangible assets, net	80,000	110,000
Long-term holdings of assets to be disposed of	-	197,409
Other asset	-	7,060
Total non-current assets	182,014	1,064,749

Total assets	$5,587,655	$4,440,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,240,337	$1,814,035
Short term loan	1,920,507	-
Current portion of long-term loan payable	-	4,753
Current portion of lease liability - operating lease	100,962	216,128
Current portion of lease liability - finance lease	-	26,048
Convertible Notes	1,063,624	-
Convertible Note-related party	319,220	-
Deferred income	-	379,795
Other payables-related party	7,500	-
Other current liabilities	586,173	-
Liabilities held for disposal in the current period	-	115,644
Total current liabilities	6,238,323	2,556,403

Non-current liabilities:
Lease liability - operating lease, net of current portion	-	162,301
Non-current liabilities held for disposition	-	47,937
Total non current liabilities	-	210,238

Total liabilities	$6,238,323	$2,766,641

Stockholders’ equity:
4,978,245 and 748,644 Common shares issued and outstanding as of September 30, 2024 and 2023, respectively	50	8
Additional paid in capital	81,260,605	74,925,843
Accumulated deficit	(82,344,722)	(73,371,987)
Accumulated other comprehensive income	433,399	120,493
Total stockholders’ equity	(650,668)	1,674,357
Total liabilities and stockholders’ equity	$5,587,655	$4,440,998

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc. (f.k.a. NUZEE, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(In U.S. dollars, except for share and per share data, or otherwise noted)

	Year Ended	Year Ended
	Sep 30, 24	Sep 30, 23
Revenue	$1,930,291	$1,757,968
Cost of revenue	1,898,122	1,968,785
Gross profit (loss)	32,169	(210,817)

Operating expenses	6,425,572	8,174,200
Allowance for expected credit loss	3,450,141	-
Asset impairment loss	1,019,471	-
Loss from operations	(10,863,015)	(8,385,017)

Fair value variation on convertible notes	(82,845)	-
Loss from investment	(1,092,169)	(7,375)
Other income	532,593	341,667
Other expense	(665,795)	(246,160)
Interest expense, net	(7,582)	15,224
Net loss from continuing operations	(12,178,813)	(8,281,661)
Loss from discontinued operations	(433,566)	(467,806)
Gain from disposition of discontinued operations	3,639,644	-
Net loss	$(8,972,735)	(8,749,467)

Income tax expenses	-	-
Foreign currency translation adjustment, net of tax	312,906	36,599
Total comprehensive loss	(8,659,829)	(8,712,868)

Basic and diluted net loss per share
Loss from continuing operations	(3.98)	(11.63)
Loss from discontinued operations	-	(0.32)
Net loss per share	(3.98)	(11.95)

Basic and diluted weighted average number of common stock outstanding	2,150,285	732,421

The accompanying notes are an integral part of these consolidated financial statements.

*The discrepancy in financial data as of September 30, 2023 is due to the split of discontinued operations. Please refer to Note 6.

CIMG Inc. (f.k.a. NUZEE, INC.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In U.S. dollars, except for share and per share data, or otherwise noted)

	For the years ended September 30
	2024	2023
Net loss	$(8,972,735)	$(8,749,467)

Foreign currency translation	312,906	36,599
Total other comprehensive income, net of tax	312,906	36,599
Comprehensive loss	$(8,659,829)	$(8,712,868)

CIMG Inc. (f.k.a. NUZEE, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In U.S. dollars, except for share and per share data, or otherwise noted)

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2023	748,644	$8	$74,925,843	$(73,371,987)	$120,493	$1,674,357
Common stock issued for cash	1,288,644	13	1,897,100	-	-	1,897,113
Reversal of stock option expense		-	(62,308)	-	-	(62,308)
Issued private placement	2,906,862	29	4,499,970	-	-	4,499,999
Treasury stock	34,095	-	-	-	-	-
Other comprehensive income	-	-	-	-	312,906	312,906
Net loss	-	-	-	(8,972,735)	-	(8,972,735)

Balance September 30, 2024	4,978,245	$50	$81,260,605	$(82,344,722)	$433,399	$(650,668)

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2022	676,229	$7	$74,281,418	$(64,622,520)	$83,894	$9,742,799
Forgiveness of stock issuance costs	-	-	40,000	-	-	40,000
Round-up shares issued in reverse split	8,859	-	-	-	-	-
Common Stock issued for services	13,500	-	135,870	-	-	135,870
Stock option expense	-	-	288,030	-	-	288,030
Restricted stock compensation	50,056	1	180,525	-	-	180,526
Other comprehensive gain	-	-	-	-	36,599	36,599
Net loss	-	-	-	(8,749,467)	-	(8,749,467)

Balance September 30, 2023	748,644	$8	$74,925,843	$(73,371,987)	$120,493	$1,674,357

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc. (f.k.a. NUZEE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars, except for share and per share data, or otherwise noted)

	For the Year Ended	For the Year Ended
	30-Sep-24	30-Sep-23
Operating activities:
Net loss	$(8,972,735)	$(8,749,467)
Net loss from discontinued operations	433,566	467,806
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value variation	82,845	-
Depreciation and amortization	190,548	214,488
Noncash lease expense	481,752	239,366
Loss on disposition of assets	-	41,108
Stock option (reversal) expense	(62,308)	288,030
Restricted stock award compensation	-	180,526
Issuance of common stock for services	-	135,870
Allowance for expected credit loss	3,450,141	117,015
Loss from equity method investment	1,092,169	7,375
Property and equipment asset impairment	203,973	-
Impairment loss on inventory	815,498	-
Gain on disposal of subsidiary	(3,639,644)	-
Interest income, net	7,582	-
Forgiveness of Loan Payable and Other payables	(1,847)	-
Change in operating assets and liabilities:
Accounts receivable	499,582	(329,219)
Inventories	(3,775,210)	16,882
Prepaid expenses and other current assets	23,041	143,165
Other assets	7,060	9,414
Accounts payable, Accrued Expenses & Other Current Liabilities	426,302	1,053,675
Other payables-related party	7,500	-
Deferred income	(379,795)	60,088
Lease liability - operating lease	(277,467)	(277,682)
Other current liabilities	(583,233)	-
Net cash used in operating activities	(9,970,680)	(6,381,560)

Discontinued Operations:
Losses caused by the termination of business	(433,566)	(467,806)
Adjustments to reconcile net income (loss) to net cash
Interest income	25,495	191
Depreciation from discontinued operations	3,728	7,112
Changes in operating assets and liabilities	277,241	(406,142)
Cash flows generated from discontinued business operations	(127,102)	(866,645)

Investing activities:
Purchase of property and equipment	(319,843)	(31,813)
Acquisition of subsidiary	(200)	-
Net cash used in investing activities	(320,043)	(31,813)

Financing activities:
Proceeds from loans	1,919,961	-
Repayment of loans	(4,753)	(7,939)
Repayment of finance lease	(26,048)	(28,092)
Proceeds from issuance of convertible notes	1,620,000	-
Proceeds from issuance of convertible notes-related party	300,000	-
Proceeds from issuance of common stock	1,277,113	-
Proceeds from private placement	4,499,999	-
Net cash provided by (used in) financing activities	9,586,272	(36,031)

Effect of foreign exchange on cash	312,906	36,599

Net change in cash	(518,647)	(7,279,450)

Cash and cash equivalent, beginning of period	982,869	8,262,319
Cash and cash equivalent, end of period	$464,222	982,869

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,961	4,944
Cash paid for taxes	$-	800

Noncash investing and financing activities:
Stock issuance costs	$-	-
Forgiveness of stock issuance costs	$-	40,000
Deferred Stock Offering cost accrued ROU assets and liabilities added during the period	$105,825	57,080

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

Since inception, the Company has focused primarily on business planning, research and development, recruiting personnel, acquiring assets, securing financing, and commercializing its single-serve coffee products. As of September 30, 2024, the Company reported cash of $464,222 and a working capital deficit of $832,682. In addition, the Company has incurred recurring net losses during the two years ended September 30, 2024. These conditions initially raised substantial doubt about the Company’s ability to continue as a going concern.

In response, the Company undertook several mitigating actions. It completed a private placement of $2.0 million on October 22, 2024, and issued a $10.0 million convertible note on December 12, 2024. These transactions were approved by the Board of Directors, and the aggregate $12.0 million in proceeds was received by March 31, 2025. Furthermore, the Company executed sales agreements for coffee and beverage products, including its Maca Series, with various American and Chinese companies. These include contracts with PetroChina Kunlun Haoke Co., Ltd. and Shanghai Jinxianfang Trading Co., Ltd., with total expected contractual revenue of approximately $8.5 million over the 12-month period following the issuance date of these financial statements.

Management has evaluated the Company’s ability to continue as a going concern under ASC 205-40, Presentation of Financial Statements - Going Concern, and considered its financial condition, projected cash flows, obligations due within 12 months, and sources of liquidity. Based on this assessment, management has concluded that no substantial doubt exists regarding the Company’s ability to continue as a going concern for at least one year from the date of issuance of these consolidated financial statements. Accordingly, the financial statements have been prepared on a going concern basis.

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

During the year ended September 30, 2024 and September 30, 2023,the fair value variation on convertible notes is $82,845 and $Nil.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents were $464,222 as of September 30, 2024, compared to $982,869 as of September 30, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may or may not maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Accounts Receivable, net

During the year ended September 30, 2024 and September 30, 2023, accounts receivable was $Nil and $499,582.

Trade accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company had $3,450,141 of allowance for expected credit loss as of September 30, 2024 and $117,015 allowance for expected credit loss as of September 30, 2023.

	September 30.	September 30,
	2024	2023
Accounts receivable	$3,450,141	$616,597
Less: allowance for expected credit loss	(3,450,141)	(117,015)
Total accounts receivable	$-	$499,582

Assets Held for Sale-Current

As of September 30, 2024, assets held for sale-current totaled $10,736 (September 30, 2023: $Nil), primarily comprising equipment classified as held for sale.

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

Accounts payable and accrued expenses

For the year ended September 30, 2024, accounts payable totaled $1,098,582, primarily consisting of $773,582 related to Nuzee single-serving coffee and DRIPKIT products, as well as $325,000 for a litigation settlement.

For the year ended September 30, 2023, accounts payable totaled $1,588,342, mainly comprising costs related to Nuzee single-serving coffee, DRIPKIT products, and a litigation settlement.

During the year ended September 30, 2024 and September 30, 2023, the accrued expenses are $1,141,755 and $225,693 respectively, it mainly includes the accounts payable settlement costs of Nuzee single-serving coffee and DRIPKIT products.

Accounts payable and accrued expenses for the years ended September 30, 2024 and 2023 are as follows:

	September 30. 2024	September 30, 2023
Accounts payable	1,098,582	1,588,342
Accrued expenses	1,141,755	225,693
Total	2,240,337	1,814,035

Deferred income

During the year ended September 30, 2024 and September 30, 2023, the deferred income are $Nil and $379,795 respectively, the reason for the reduction is the uncertainty of the income time and income results. The reduction in this period is based on the rigor of the report.

Other current liabilities

During the year ended September 30, 2024 and September 30, 2023, the other current liabilities are $586,173 and $Nil respectively. The mainly achieved through financing to purchase equipment and pay for the goods.

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

As of September 30, 2024 and September 30, 2023, the operating expenses were $6,425,571 and $8,174,200 respectively.

Asset impairment loss

During the year ended September 30, 2024 and September 30, 2023, the asset impairment loss are $1,019,471 and $Nil. The mainly due to the impairment of inventories and fixed assets.

	September 30. 2024	September 30, 2023
Property and equipment asset impairment	203,973	-
Impairment loss on inventory	815,498	-
Total	$1,019,471	$-

Other income

During the year ended September 30, 2024 and September 30, 2023, the other income are $532,593 and $341,667. It is mainly due to the recovery of bad debts and the income from rent transfer.

Other expense

During the year ended September 30, 2024, the other expense is $665,795, primarily includes sublease expense, interest expense and administrative expense.

During the year ended September 30, 2023, the other expense is $246,160, primarily includes write off of deferred financing costs and sublease expense.

Prepaid expenses and other current assets

Prepaid expenses and other current assets for the years ended September 30, 2024 and 2023 are as follows:

	September 30, 2024	September 30, 2023
Prepaid expenses	$197,217	$299,588
Other current assets	185,431	114,460
Total	382,648	414,048

The Prepaid expenses and other current assets balance of $382,648 as of September 30, 2024 primarily consists of prepaid rent, a retainer for professional services and other receivables from the auction of fixed assets. Among them, there is still $13,124 left unused for the marketing promotion service, which will continue to be used after August 1st, 2025.

The balance of $414,048 as of September 30, 2023, primarily consists of prepaid rent, prepaid insurance, a retainer for professional services, and deferred offering costs.

Inventories, net

Inventory, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower cost or net realizable value, cost being determined using the weighted average cost method. In 2024, we purchased raw materials and finished products from Hangzhou Yikang Yimei Technology Co., LTD. The current inventory is stored in Jiangsu, China. The Company reviews inventory levels at least quarterly. On September 30, 2024, the carrying value of inventory of $4,548,035.

	September 30, 2024	September 30, 2023
Raw materials	4,490,728	766,916
Finished goods	57,307	5,909
Total	$4,548,035	$772,825

As of September 30, 2024, the provision for inventory obsolescence was $815,498, mainly because we have cleared raw materials and finished products from Vista, California. Impairment loss on inventory as of September 30, 2024 consists of :

	September 30, 2024	September 30, 2023
Raw materials	798,510	-
Finished goods	16,988	-
Total	$815,498	$-

Property and equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Office equipment is depreciated over a 3-year life, furniture over a 7-year life, and other equipment over a 5-year life. Depreciation expense for the years ended September 30, 2024 and 2023 were $160,548 and $184,488, respectively. Property and equipment as of September 30, 2024 and 2023 consist of:

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

On February 15, 2024, Social e-commerce Co., Ltd. provided short-term loans to the company. The Borrower of a loan approved by Lender and serviced by Bill.com Capital 3, LLC through www, the loan is for the operation of the company. The outstanding balance of this loan as of September 30, 2024 is 103,889.

On March 1, 2024,CFG MERCHANT SOLUTIONS lent a total of $200,000 to the company, and the agreed repayment amount was $246,000. The outstanding balance on the loan at September 30, 2024 amounted to $95,671.

On April 18, 2024, SOONCHA KIM lent the company $320,000 with an annual interest rate of 7%.The outstanding balance on the loan at September 30, 2024 amounted to $320,926.

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

During the year ended September 30, 2024, the relevant trading volume generated by CIMG Inc was $326,720.

During the year ended September 30, 2023, NuZee KOREA Ltd sold single serve pour over and coffee brew bag coffee products worth $648, to Mystery Golf Ltd., a company owned by the chief executive officer of NuZee KOREA Ltd.

6. DISCONTINUED OPERATIONS

On June 7, 2024, the company’s board of directors passed a resolution to sale (1) NuZee KOREA Ltd a company incorporated in Korea and a wholly-owned subsidiary of the Company; and (2) NuZee Investment Co., Ltd, a company incorporated in Japan and a wholly-owned subsidiary of the Company, and the total price is $10,000. The sale of the subsidiaries and discontinue in operation result in a gain of $3,639,644. The discontinuation of the business is primarily due to strategic considerations by the management regarding the company’s overall development, as well as the need to ensure administrative consistency.

The losses from discontinued operations for the year ended September 30, 2024 and September 30, 2023 are as follows:

	Year Ended 30-Sep-24	Year Ended 30-Sep-23

Revenue	$851,201	$1,590,863
Cost of revenue	(781,874)	(1,371,228)
Gross profit	69,326	219,635

Operating expenses	481,426	706,235
Operations Loss	(412,100)	(486,600)

Other revenue	4,035	24,099
Other income (expense)	7	(5,019)
Interest (expense) income, net	(25,495)	191
Loss from discontinued operations before income tax	(433,566)	(467,329)

Income tax expense	-	(477)
Loss from discontinued operation after tax	(433,566)	(467,806)

Gain from disposal of discontinued operations	$3,639,644	$-

The major components of assets and liabilities related to discontinued operations are summarized below:

	Year Ended 30-Sep-24	Year Ended 30-Sep-23
ASSETS
Current assets:
Cash & Equivalents	$35,845	$390,232
Receivable	68,140	87,296
Inventory	197,596	225,245
Prepaid Expenses	13,553	4,152
Property and Equipment	94,577	124,792
Other Assets	64,783	72,617
Total assets related to discontinued operations	474,494	904,334

LIABILITIES
Accounts Payable	$11,205	$66,486
Other Current Liabilities	76,325	25,756
Reserves & Other Liabilities	681,058	47,937
Total liabilities related to discontinued operations	$768,588	$140,179

Net liabilities	(294,094)	(764,155)

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

On December 5, 2023, the Underwriter utilized its option to purchase 63,750 additional shares of Common Stock, which were registered the same above.

April 27, 2024	Note and Warrant Purchase Agreement (From 8-K filed May 2, 2024 and Form S-1 effective on July 1, 2024)	$320,000 for 222,972 shares of Common stock	On October 18, 2024, the holders of warrants exercised its cashless option to purchase an aggregate of 55,973 shares of the Company’s common stock. In connection with such cashless exercise, the Company will not receive any cash proceeds. The shares of common stock issuable upon exercise of such warrants were registered under the Form S-1 effective on July 1, 2024.
July 24, 2024	Convertible Note Purchase Agreement (From 8-K filed July 30, 2024)	$300,000 for 576,922 shares of Common stock	The closing of the private placement occurred on July 26, 2024 and the Company issued an aggregate of 576,922 shares of Common Stock to the notes investors.
	Common stock issued for cash totals	$1,897,113 for 1,288,644 shares of common stock

Issued private placement:
June 4, 2024	Securities Purchase Agreement (From 8-K filed June 10, 2024)	$1,499,999 for 866,048 shares of Common stock	The Transaction was closed on June 7, 2024 and the Company issued an aggregate of 866,048 shares of Common stock
July 11, 2024	Securities Purchase Agreement (From 8-K filed July 16, 2024 and From 8-K filed on July 19, 2024)	$3,000,000 for 2,040,814 shares of Common stock	The Transaction was closed on July 18, 2024 and the Company issued an aggregate of 2,040,814 shares of Common stock.
	Issued private placement totals	$4,499,999 for 2,906,862 shares

Treasury Stock:
September 30, 2024	Previously uncancelled stocks	34,095 shares of Common Stock, $0.00001par value

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

Warrants

2024 Warrants

On November 9, 2023, the Company entered into a subscription agreement of common stock and warrant, which sold an accredited investor to 46,800 shares of Common Stock, together with warrants to purchase a total of approximately 5,200 shares of Common Stock at an exercise price of $2.77 per share. The warrants have a five year term and are exercisable upon the six-month anniversary of the original issuance date. The Subscription Shares were issued with a purchase price of $129,636. The company has received purchase price of $129,662.80 on Nov 19, 2023, but the subscription shares of 46,800 common stocks were not issued as of the date of this report. The company expect to issue 46,800 common stocks to the accredited investor on September 1, 2025. As of the date of this report, the warrants remains unexcised.

On January 30, 2024, the Company issued in a private placement to an accredited investor 14,220 shares of Common Stock, together with warrants to purchase a total of approximately 1,279 shares of Common Stock at an exercise price of $2.11 per share. The warrants have a five year term and are exercisable upon the six-month anniversary of the original issuance date. The company has received the advance payment of $29,994.20 on January 23, 2024, but the subscription shares of 14,220 common stocks were not issued as of the date of this report. The company expect to issue 14,220 common stocks to the accredited investor on September 1, 2025. As of the date of this report, the warrants remains unexcised.

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

10. INCOME TAX

The company recorded $Nil income tax expense for the years ended September 30, 2024 and 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company will have tax losses available to be applied against future years’ income as result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for deferred income tax assets. Cumulative net operating loss carry forward are $51,474,850 and $45,340,996 as of September 30, 2024 and 2023, respectively, and will begin expiring in 2033. Utilization of these NOLs might be subject to various limitations such as the IRC Section 382 limitation and the 80% taxable income limitation. A full study of the NOL limitations has not been completed yet.

The Company used statutory blended tax rates of 28%, 11% and 33.58% for its deferred tax assets that arose in the US, Korea, and Japan respectively.

Deferred tax assets consisted of the following as of September 30, 2024 and 2023:

	2024	2023
Net Operating Losses	14,412,958	$12,413,540
Stock based compensation	-	5,944,806
Fixed assets and intangible assets	24,574	21,071
Total deferred tax assets	14,437,532	$18,379,417
Valuation Allowance	(14,437,532)	$(18,379,417)
Deferred tax assets net of valuation allowance	-	$-

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

