Form 10-Q
period 2024-12-31
CIMG Inc.
filed 2025-08-26
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-39338

CIMG Inc.

(Exact name of registrant as specified in its charter)

Nevada	38-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room R2, FTY D, 16/F, Kin Ga Industrial Building,

9 San On Street, Tuen Mun, Hong Kong.

(Address of principal executive offices)

+ 852 70106695

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

As of August 19, 2025, there were 36,397,418 shares of the registrant’s Common Stock outstanding.

CIMG INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference contain “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will or will not have a material adverse effect on our consolidated financial position, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operating results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our plans to obtain funding for our operations, including funding necessary to develop, manufacture and commercialize our products, provide our co-packing services, and to continue as a going concern;
●	our expectation that our existing capital resources will be sufficient to fund our operations for at least the next three months and our expectation to need additional capital to fund our planned operations beyond that;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our expectations regarding our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market;
●	the impact to our business, including any supply chain interruptions, resulting from changes in general economic, business and political conditions, including changes in the financial markets and macroeconomic conditions resulting from a pandemic;
●	the evolving coffee preferences of coffee consumers in North America and East Asia;
●	the size and growth of the markets for our products and co-packing services;
●	our ability to compete with companies producing similar products or providing similar co-packing services;
●	our ability to successfully achieve the anticipated results of strategic transactions;
●	our expectation regarding our future co-packing revenues;
●	our ability to develop or offer innovative new products and services, and expand our co-packing services to other products that are complementary to our current single serve coffee product offerings;
●	our expectations regarding additional manufacturing, coffee roasting and co-packing capabilities to be provided through our manufacturing partners, as well as our manufacturing partners’ ability to successfully facilitate distribution efforts;
●	our reliance on third-party roasters or manufacturing partners to roast coffee beans necessary to manufacture our products and to fulfill every aspect of our co-packing services;
●	regulatory developments in the U.S. and in non-U.S. countries;
●	our ability to retain key management, sales and marketing personnel;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
●	our ability to develop and maintain our corporate infrastructure, including our internal control over financial reporting;
●	the outcome of pending, threatened or future litigation;
●	our financial performance; and
●	our use of the net proceeds from our recent offering.
●	other factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as applicable.

Forward-looking statements speak only as of the date the statements are made. Except as required under the federal securities laws and rules and regulations of the United States Securities and Exchange Commission, we undertake no obligation to update or revise forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. We caution you not to unduly rely on the forward-looking statements when evaluating the information presented herein.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CIMG Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2024	September 30, 2024
ASSETS
Current assets:
Cash & cash equivalent	$124,715	$464,222
Inventories, net	4,608,307	4,548,035
Assets Held for Sale-Current	10,736	10,736
Prepaid expenses and other current assets	291,162	382,648
Total current assets	5,034,920	5,405,641

Non-current assets:
Property and equipment, net	1,997	2,268
Right-of-use asset - operating lease	58,397	99,746
Intangible assets, net	72,500	80,000
Total non current liabilities	132,894	182,014

Total assets	$5,167,814	$5,587,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,820,200	$2,240,337
Short term loan	433,512	1,920,507
Current portion of lease liability - operating lease	58,303	100,962
Convertible Notes	678,308	1,063,624
Convertible Note-related party	-	319,220
Other payables-related party	18,000	7,500
Other current liabilities	631,921	586,173
Total current liabilities	3,640,244	6,238,323

Total liabilities	$3,640,244	$6,238,323

Stockholders’ equity:
10,739,800 and 4,978,245 shares issued and outstanding as of December 31, 2024 and September 30 2024, respectively	107	50
Additional paid in capital	85,167,073	81,260,605
Accumulated deficit	(83,880,971)	(82,344,722)
Accumulated other comprehensive income	241,361	433,399
Total stockholders’ equity	1,527,570	(650,668)

Total liabilities and stockholders’ equity	$5,167,814	$5,587,655

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2024	December 31, 2023
Revenues, net	$22,853	$965,932
Cost of sales	(7,374)	(841,398)
Gross profit	15,479	124,534

Operating expenses	(1,517,758)	(2,145,642)
Loss from operations	(1,502,279)	(2,021,108)

Other income	9,047	46,832
Loss from equity method investment	-	(2,051)
Other expense	(43,017)	(49,195)
Interest expense, net	-	(685)
Net loss from continuing operations	(1,536,249)	(2,026,207)
Losses caused by the termination of business	-	(122,404)
Net loss	$(1,536,249)	(2,148,611)

Basic and diluted loss per common share	(0.17)	(1.84)

Basic and diluted weighted average number of common stock outstanding	8,982,676	1,168,221

The accompanying notes are an integral part of these consolidated financial statements.

*The discrepancy in financial data as of December 31, 2023 is due to the split of discontinued operations  .(Refer to “Note 6. Discontinued operations”)

5

CIMG Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended
For the three months ended December 31	December 31, 2024	December 31, 2023
Net loss	$(1,536,249)	$(2,148,611)

Foreign currency translation	(192,038)	42,408
Total other comprehensive income (loss), net of tax	(192,038)	42,408
Comprehensive loss	$(1,728,287)	$(2,106,203)

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2024	4,978,245	$50	$81,260,605	$(82,344,722)	$433,399	$(650,668)
Common Stock issued for cash	1,396,813	13	1,382,831	-	-	1,382,844
Common stock compensation	800,000	8	523,672	-	-	523,680
Issued private placement	3,508,769	35	1,999,965	-	-	2,000,000
Issued warrants	55,973	1	-	-	-	1
Other comprehensive income	-	-	-	-	(192,038)	(192,038)
Net loss	-	-	-	(1,536,249)	-	(1,536,249)

Balance December 31, 2024	10,739,800	$107	$85,167,073	$(83,880,971)	$241,361	$1,527,570

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2023	748,644	$8	$74,925,843	$(73,371,987)	$120,493	$1,674,357
Common Stock issued for cash	488,750	5	1,277,113	-	-	1,277,118
Stock option expense	-	-	11,505	-	-	11,505
Issued private placement	46,800	-	129,662	-	-	129,662
Other comprehensive income	-	-	-	-	42,408	42,408
Net loss	-	-	-	(2,148,611)	-	(2,148,611)

Balance December 31, 2023	1,284,194	$13	$76,344,123	$(75,520,598)	$162,901	$986,439

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2024	December 31, 2023
Operating activities:
Net loss from continuing operations	$(1,536,249)	$(2,026,207)
Losses caused by the termination of business		(122,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,771	35,195
Noncash lease expense	41,349	68,203
Common stock compensation	523,680	-
Stock option expense	-	11,505
Loss from equity method investment	-	2,051
Change in operating assets and liabilities:
Accounts receivable	-	(521,427)
Inventories	(60,272)	(250,388)
Prepaid expenses and other current assets	91,487	(88,410)
Other assets	-	2,353
Accounts payable	(420,136)	707,618
Deferred income	-	(74,363)
Lease liability - operating lease	(42,659)	(104,378)
Accrued Expenses & Other Current Liabilities	56,248	(71,810)
Other current liabilities	-	116,619
Net cash used in operating activities	(1,338,781)	(2,193,439)

Discontinued Operations:
Adjustments to reconcile net income (loss) to net cash
Interest income(expense), net	-	169
Depreciation from discontinued operations	-	4,785
Changes in operating assets and liabilities	-	48,868
Net cash used in discontinued business operations	-	(68,582)

Investing activities:
Purchase of property and equipment	-	(307,044)
Net cash used in investing activities	-	(307,044)

Financing activities:
Repayment from loans	(1,486,996)	(2,021)
Repayment of finance lease	-	(7,797)
Proceeds from equipment finance	-	262,893
Proceeds from issuance of convertible notes	678,308	-
Proceeds from exercise of options	-	177,864
Proceeds from issuance of common stock, exercise of stock options	2,000,000	1,099,254
Proceeds from private placement	-	129,662
Net cash provided by financing activities	1,191,312	1,659,855

Effect of foreign exchange on cash	(192,038)	42,408

Net change in cash	(339,507)	(866,802)

Cash, beginning of period	464,222	982,869
Cash, end of period	$124,715	116,067

Supplemental disclosure of cash flow information:
Cash paid for interest	-	$782
Cash paid for taxes	-	$1,288

Noncash investing and financing activities:
Deferred Stock Offering cost accrued ROU assets and liabilities added during the period	$32,092	105,825

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

Notes to Consolidated Financial Statements (unaudited)

December 31, 2024

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying unaudited consolidated financial statements of CIMG, Inc. and subsidiaries (“the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024. Certain information or footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, these financial statements include all normal and recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. However, the results of operations included in such financial statements may not necessarily be indicative of future or annual results.

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

Earnings per Share

Basic earnings per common share are equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflect the potential dilution that could occur if stock options, warrants and other commitments to issue Common Stock were exercised or equity awards vest resulting in the issuance of Common Stock that could share in the earnings of the Company. As of December 31, 2024 and December 31, 2023, the total number of Common Stock equivalents was 158,877 and 240,863, respectively, and composed of stock options and warrants. The Company incurred a net loss for the three months ended December 31, 2024 and 2023, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be antidilutive.

Going Concern and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital and the commercialization and manufacture of its single serve coffee products. As of December 31, 2024, the Company had cash of $124,715 and working capital of $1,394,676.

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

On August 20, 2024, the Company entered into a convertible note purchase agreement with certain investors (the “August Notes Investors”) to issue and sell convertible notes in the aggregate principal amount of $1,300,000 (the “August Notes”). The Notes bear interest at an annual rate of 7% and have a maturity date of one year from the issuance date. The Notes shall not be converted until the Company obtains shareholder approval for the issuance of shares underlying the Notes. Upon obtaining such approval, the holder may convert the Notes into a number of shares of Common Stock equal to (i) the outstanding principal amount of the Notes, plus any accrued but unpaid interest, divided by (ii) $0.94, the conversion price. Any conversion of the Notes resulting in a fractional share shall be rounded down to the nearest whole share. On October 31, 2024, the conversion of this convertible note into stocks has been completed.

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

For the three months ended December 31, the fair value on convertible notes has not changed.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2024 and September 30, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may or may not maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Accounts Receivable,net

Trade accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company recorded an allowance for credit loss of $Nil and $3,450,141 as of both December 31, 2024, and September 30, 2024.

	December 31, 2024	September 30, 2024
Accounts receivable	$-	$3,450,141
Less: allowance for credit loss	-	(3,450,141)
Total accounts receivable	$-	$-

Assets Held for Sale-Current

As of December 31, 2024 and September 30, 2024, assets held for Sale-Current were $10,736 and $10,736. This is mainly the equipment planned for sale.

	December 31, 2024	September 30, 2024
Assets Held for Sale	$214,709	$214,709
Property and equipment asset impairment	(203,973)	(203,973)
Total	$10,736	$10,736

Major Customers

For the three months ended December 31, 2024 and 2023, revenue was primarily derived from major customers disclosed below.

Three months ended December 31, 2024:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer LXM	$13,524	59%	$-	-

Three months ended December 31, 2023:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer CL	$577,420	43%	$552,587	49%

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

The lease in San On Street, Tuen Mun, Hong Kong has a term of 12 months from December 18, 2024 to December 17, 2025 at a rate of RMB 4,167 ($594) per month. The lease is a short-term lease which has a lease term of 12 months and does not include an option to purchase the underlying asset. The Company did not recognize ROU assets or lease liabilities for short term leases.

As of December 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 1 years and a weighted-average discount rate of 5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2024	$99,746
Disposal of ROU	-
ROU Asset added during the period	(41,349)
Amortization during the period	-
ROU Asset – December 31, 2024	$58,397

Lease Liability – October 1, 2024	$100,962
Lease Liability added during the period	-
Amortization during the period	-
disposal of lease liability	(42,659)
Lease Liability – December 31, 2024	$58,303

Lease Liability – Short-Term	$58,303
Lease Liability – Long-Term	-
Lease Liability – Total	$58,303

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2024.

Amounts due within 12 months of December 31, 2024

2025	59,231
2026	-
Total Minimum Lease Payments	59,231
Less Effect of Discounting	928
Present Value of Future Minimum Lease Payments	58,303
Less Current Portion of Operating Lease Obligations	58,303
Long-Term Operating Lease Obligations	$-

During the year ended December 31, 2024, we had the following cash and non-cash activities associated with our leases:

Operating cash outflows from operating leases:	$40,256
Operating cash outflows from finance leases:	$-
Financing cash outflows from finance lease:	$-

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment. For the three months ended December 31, 2024 and 2023, the foreign currency translation adjustment attributable to CIMG Inc., recorded in other comprehensive income (loss), was $(192,038) and $42,408, respectively.

Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency.

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

Return and Exchange Policy

All products are thoroughly inspected and securely packaged before they are shipped to ensure buyers receive the best possible product. If for any reason buyers are unsatisfied with the products, they can return them, and the Company will exchange or refund the purchase minus any shipping charges. For wholesale customers, return policies vary based on their specific agreements with customers. Under chargebacks agreements with the customers, the Company agrees to reimburse the seller for a portion of the costs incurred by the seller to advertise and promote certain of the Company’s products. The Company estimates, accrues and recognizes such chargebacks. These amounts are included in the determination of net sales. For three months ended December 31, 2024 and 2023, the Company has no sales allowances for estimated chargebacks and returns, respectively.

Accounts payable and accrued expenses

As of December 31, 2024 and September 30, 2024, the accounts payable are $1,109,759 and $1,098,582 respectively.

As of December 31, 2024 and September 30, 2024, the accrued expenses are $710,441 and $1,141,755 respectively, it mainly includes the accounts payable settlement costs of Nuzee single-serving coffee and DRIPKIT products.

Accounts payable and accrued expenses as of December 31, 2024 and September 30, 2024 are as follows:

	December 31, 2024	September 30, 2024
Accounts payable	$1,109,759	$1,098,582
Accrued expenses	710,441	1,141,755
Total	$1,820,200	$2,240,337

Other current liabilities

As of December 31, 2024 and September 30, 2024, the other current liabilities are $631,921 and $586,173 respectively. The mainly achieved through financing to purchase equipment and pay for the goods.

Cost Recognition

The Maca Series products are pure plant products that we purchase maca raw materials and entrust to process. Therefore, the raw materials - the procurement cost of maca, the packaging cost of goods, the freight cost of goods and so on.

Operating expenses

For the three months ended December 31, 2024, the operating expenses were $1,517,758. This mainly includes personnel costs of $617,824, sales and marketing expenses of $104,403, depreciation and amortization of $7,771, professional services such as lawyers, auditors and consultants of $642,125, travel expenses of $35,084, office expenses of $73,585 and other expenses of $36,966.

For the three months ended December 31, 2023, the operating expenses were $2,145,642 .It primarily comprised of personnel costs, selling and marketing expenses, depreciation and amortization, insurance expenses, professional services, travel and office expenses, etc. In some cases, the company bears shipping costs for shipping customer orders, and shipping and handling costs are recorded under operating expenses in the consolidated statement of operations.

Other income

For the three months ended December 31, 2024, the other income was $9,047. It is mainly because of the write-off other payables.

For the three months ended December 31, 2023, the other income was $46,832. It is mainly because of the rental income.

Other Expense

Other expense of $43,017 and $49,195 for the three months ended December 31, 2024 and 2023, respectively, primarily includes write off of deferred financing costs and sublease expense.

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of December 31, 2024 and September 30, 2024 are as follows:

	December 31, 2024	September 30, 2024
Prepaid expenses	$150,702	$197,217
Other current assets	140,460	185,431
Total	$291,162	$382,648

The Prepaid expenses and other current assets balance of $291,162 as of December 31, 2024 primarily consists of prepaid rent, a retainer for professional services.

Inventories, net

Inventories, net, consisting principally of raw materials, work in process and finished goods held for production and sale, is stated at the lower cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. On December 31, 2024, the carrying value of inventory of $4,608,307.

	December 31, 2024	September 30, 2024
Raw materials	$4,540,113	$4,490,728
Finished goods	$68,194	$57,307
Total	$4,608,307	$4,548,035

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Office equipment is depreciated over a 3-year life, furniture over a 7-year life, and other equipment over a 5-year life. Depreciation expense for three months ended December 31, 2024 and 2023 was $271 and $32,480, respectively. Property and equipment as of December 31,2024 and September 30, 2024 consist of:

	December 31, 2024	September 30, 2024
Machinery & Equipment	$2,268	$1,465,566
Vehicles	-	57,431
Less - Accumulated Depreciation	(271)	(1,127,820)
Less-Impairment on Property and Equipment	-	(214,709)
Disposal of property and equipment	-	(178,200)
Net Property and Equipment	$1,997	$2,268

The Company is required to make deposits or prepayments and progress payments on equipment purchases before the Company receives possession and title. As a result, the Company accounts for such payments as Other Assets until it has possession at which time the equipment is recorded as Property and Equipment. There were no such deposits as of December 31, 2024 or September 30, 2024.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2024 and September 30, 2024.

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

For three months ended December 31, 2024, the Company issued 800,000 shares of its common stock under the 2024 Equity Incentive Plan.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures. The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Group adopted ASU 2023-07 in the consolidated financial statements for the year ended December 31, 2024. The Company concluded that it has no material impact on the consolidated financial statements.

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

3. LOANS

On February 15, 2024, Social E-commerce Co., Ltd. provided a short-term, interest-free loan to the Company. The loan, approved by the lender and serviced by Bill.com Capital 3, LLC through their online platform, was intended to support the Company’s operations. As of December 31, 2024, the outstanding balance of this loan was $103,889.

On April 18, 2024, SOONCHA KIM lent the company $320,000 with an annual interest rate of 7%. The outstanding balance on the loan at December 31, 2024 amounted to $320,926.

For three months ended December 31, 2024, ZHANG XIANG provided a loan of $8,697 to the Company, bearing no interest. As of December 31, 2024, the outstanding loan balance remained at $8,697.

4. GEOGRAPHIC CONCENTRATIONS

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis. The Company is organized in two geographical segments. The company jointly produces and sells its products in North America and China. Information about the Company’s geographic operations for three months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Net Revenue:
North America	$-	$965,932
P.R.C	22,853	-
	$22,853	$965,932

	December 31, 2024	September 30, 2024
Property and equipment, net:
North America	$-	-
P.R.C	1,997	$2,268
	$1,997	$2,268

5. RELATED PARTY TRANSACTIONS

As of December 31, 2024, the directors of Wewin Technology LLC paid an administrative fee of $18,000 on behalf of CIMG INC. The company expects to clear and repay this related-party transaction before September 30, 2025.

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

The losses from discontinued operations for three months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended	Three Months Ended
	December 31, 2024	December 31, 2023
Revenue	$-	$388,054
Cost of revenue	-	(337,309)
Gross profit	-	50,745

Operating expenses	-	(172,593)
Operations Loss	-	(121,848)

Other revenue	-	179
Other expense	-	(905)
Interest income, net	-	170
Loss from discontinued operations before income tax	-	(122,404)

Income tax expense	-	-
Loss from discontinued operation after tax	-	(122,404)

Losses from asset disposal of discontinued operations	$-	$(122,404)

7. INTANGIBLE ASSETS

Identifiable life intangible assets

As of December 31,2024, the net intangible assets of the company is $72,500 which is being amortized over five years from the date of acquisition at a rate of $30,000 per year.

Amortization expense was $7,500 and $7,500 for three months ended December 31, 2024 and 2023.

Amortization expense for the next four fiscal years is as follows:

Tradename Amortization
2025	22,500
2026	30,000
2027	20,000
2028	-
Grand Total	$72,500

8. ISSUANCE OF EQUITY SECURITIES

On August 20, 2024, the Company entered into a convertible note purchase agreement (the “Purchase Agreement”) with certain investors (the “August Notes Investors”) to issue and sell convertible notes in the aggregate principal amount of $1,300,000 (the “August Notes”). The Notes bear interest at an annual rate of 7% and have a maturity date of one year from the issuance date. The Notes shall not be converted until the Company obtains shareholder approval for the issuance of shares underlying the Notes. Upon obtaining such approval, the holder may convert the Notes into a number of shares of Common Stock equal to (i) the outstanding principal amount of the Notes, plus any accrued but unpaid interest, divided by (ii) $0.94, the conversion price. Any conversion of the Notes resulting in a fractional share shall be rounded down to the nearest whole share.

On October 31, 2024, all the August 2024 Notes Investors converted their August Notes to shares of Common Stock. As a result of such conversions of the August Notes, the Company issued an aggregate of 1,396,813 shares of Common Stock to the August Notes Investors.

On October 22, 2024, the holders of warrants exercised its cashless option to purchase an aggregate of 55,973 shares of the Company’s common stock. In connection with such cashless exercise, the Company did not receive any cash proceeds.

On September 24, 2024, the Company entered into a securities purchase agreement with certain investors (the “Investors”), providing for the sale and issuance of 3,508,769 shares of the Company’s common stock, par value $0.00001 per share, for an aggregate purchase price of $2,000,000.

On December 24, 2024, the Company issued 800,000 shares of its common stock for a total value of $523,680 under the 2024 Equity Incentive Plan.

The following table summarizes the restricted common shares activities for the three months ended December 31, 2024 and 2023:

	2024	2023
Number of shares outstanding at September 30, 2024 and 2023	320,743	50,056
Restricted shares granted	4,905,582	-
Restricted shares forfeited	-	(4,300)
Restricted shares vested	-	-
Number of shares outstanding at December 31, 2024 and 2023	5,226,325	45,756

9. STOCK OPTIONS AND WARRANTS

Options

During the three months ended December 31, 2024, the Company granted no new stock options.

During the three months ended December 31, 2024, 20,430 stock options were forfeited or expired because of termination of employment, expiration of options and performance conditions not met.

The following table summarizes stock option activity for the three months ended December 31, 2024.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding on September 30, 2024	20,430	$177.44	0.02	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(20,430)	177.44	0.02	-
Forfeited	-	-	-	-
Outstanding on December 31, 2024	-	-	-	$-

Exercisable on December 31, 2024	-	$-	-	$-

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $Nil and $11,505 for three months ended December 31 2024, and 2023, respectively.

Warrants

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

The following table summarizes warrant activity for the three months ended December 31, 2024:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding on September 30, 2024	214,850	$112.67	2.42	$-
Issued	-	-	-	-
Exercised	55,973	1.32	-	-
Expired	-	-	-	-
Outstanding on December 31, 2024	-	-	-	-
Exercisable on December 31, 2024	158,877	$151.94	1.24	$-

10. CONTINGENCIES

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

Ex-Directors Lawsuit

On March 10, 2025, former directors of the Company, Kevin J. Connor, Chris J. Jones, Nobuki Kurita, and David Robson (collectively, the “Ex-Directors”), filed a complaint against the Company in the Superior Court of California, County of San Diego (Case No. 25CU012922N) (the “Complaint”). The Complaint alleges the Company failed to pay directors’ fees and expenses from the last quarter the fiscal year ended September 30, 2023 through the first two quarters of the fiscal year ended September 30, 2024, and is claiming breach of contract, quantum meruit, unjust enrichment, promissory estoppel, breach of the implied covenant of good faith and fair dealing, and unfair business practices. The Ex-Directors seek monetary damages in excess of $200,000, with applicable interest, costs and attorneys’ fees. The Company’s answer to the Complaint was due on April 16, 2025. On April 17, 2025, the Ex-Director’s filed a request for entry of default. To date, no default has been entered against the Company. As of the date of this quarterly report, two parties are still negotiating.

11. SUBSEQUENT EVENTS

Private Placement

Date	Transaction Description	Amount/Shares	Status
December 12, 2024	Convertible Note and Warrant Purchase Agreement (Form 8-K filed on December 17, 2024, Form 8-K/A filed on January 23, 2025, Form 8-K filed on April 3, 2025)	$10,000,000 for up to 25,641,023 shares of Common Stock, subject to shareholders’ approval

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to “Note 10. Contingencies” and “Note 11. Subsequent Events – Legal Proceedings” in our Condensed Consolidated Financial Statements included in this Report.

Item 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K, which could affect our business, financial condition, or operating results. The risks we describe in our periodic reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results. For the quarter ended December 31, 2024, the Company is not aware of any specific new and additional risk factors that were not previously disclosed.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Description

10.1

Convertible Note Purchase Agreement dated December 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)

10.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)

10.3	Registration Rights Agreement dated December 12, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CIMG INC.

Date: August 26, 2025	By:	/s/ Jianshuang Wang
Jianshuang Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Feng Tian
Feng Tian
(Principal Financial Officer and Principal Accounting Officer)

