Form 10-Q
period 2025-03-31
CIMG Inc.
filed 2025-09-24
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of September 17, 2025, there were 188,180,751 shares of the registrant’s Common Stock outstanding.

CIMG INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

Item 1. Financial Statements

CIMG Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2025	2024
ASSETS
Current assets:
Cash & cash equivalent	$2,404	$464,222
Accounts receivable, net	79,941	-
Inventories, net	12,751,596	4,548,035
Assets Held for Sale-Current	-	10,736
Prepaid expenses and other current assets	184,456	382,648
Total current assets	13,018,397	5,405,641

Non-current assets:
Property and equipment, net	2,468	2,268
Right-of-use asset - operating lease	16,446	99,746
Intangible assets, net	65,000	80,000
Total non-current assets	83,914	182,014

Total assets	$13,102,311	$5,587,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,535,087	$2,240,337
Short term loan	433,511	1,920,507
Current portion of lease liability - operating lease	14,574	100,962
Convertible Notes	-	1,063,624
Convertible Note-related party	-	319,220
Other payables-related party	28,500	7,500
Other current liabilities	469,217	586,173
Total current liabilities	2,480,889	6,238,323

Total liabilities	$2,480,889	$6,238,323

Stockholders’ equity:
30,197,418 and 4,978,245 shares issued and outstanding as of March 31, 2025 and September 30 2024, respectively	302	50
Additional paid in capital	95,166,878	81,260,605
Subscription receivable	(438,701)	-
Accumulated deficit	(84,266,527)	(82,344,722)
Accumulated other comprehensive income	178,844	433,399
Total shareholders’ equity of the Company	10,640,796	(650,668)

Non-controlling interests	(19,374)	-
Total stockholders’ equity	10,621,422	(650,668)

Total liabilities and stockholders’ equity	$13,102,311	$5,587,655

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Revenues, net	$-	$323,406	$22,853	$1,289,338
Cost of sales	-	(479,911)	(7,374)	(1,321,309)
Gross profit(loss)	-	(156,505)	15,479	(31,971)

Operating expenses	(752,677)	(1,267,063)	(2,270,435)	(3,412,705)
Loss from operations	(752,677)	(1,423,568)	(2,254,956)	(3,444,676)

Other income	394,588	29,910	403,635	76,742
Loss from equity method investment	-	(72)	-	(2,123)
Other expenses	(7,303)	(51,033)	(50,320)	(100,228)
Loss on acquisition	(20,164)	-	(20,164)	-
Interest expense, net	-	(482)	-	(1,167)
Net loss from continuing operations	(385,556)	(1,445,245)	(1,921,805)	(3,471,452)
Losses caused by the termination of business	-	(208,686)	-	(331,090)
Net Loss	$(385,556)	$(1,653,931)	$(1,921,805)	$(3,802,542)

Basic and diluted loss per common share	$(0.03)	$(1.28)	$(0.17)	$(3.09)

Basic and diluted weighted average number of common stock outstanding	13,550,345	1,295,445	11,241,414	1,231,485

The accompanying notes are an integral part of these unaudited consolidated financial statements.

*The discrepancy in financial data as of March 31, 2024 is due to the split of discontinued operations. (Refer to “Note 6. Discontinued operations”)

CIMG Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net loss	$(385,556)	$(1,653,931)

Foreign currency translation	(62,517)	8,158
Total other comprehensive income net of tax	(62,517)	8,158
Comprehensive loss	$(448,073)	$(1,645,773)

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Net loss	$(1,921,805)	$(3,802,542)

Foreign currency translation	(254,555)	50,566
Total other comprehensive income net of tax	(254,555)	50,566
Comprehensive loss	$(2,176,360)	$(3,751,976)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional paid-in	Subscription	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	capital	receivable	deficit	income	interests	Total

Balance September 30, 2024	4,978,245	$50	$81,260,605	-	$(82,344,722)	$433,399	-	$(650,668)
Common Stock issued for cash	1,396,813	13	1,382,831	-	-	-	-	1,382,844
Common stock compensation	800,000	8	523,672	-	-	-	-	523,680
Issued private placement	3,508,769	35	1,999,965	-	-	-	-	2,000,000
Issued warrants	55,973	1	-	-	-	-	-	1
Other comprehensive loss	-	-	-	-	-	(192,038)	-	(192,038)
Net loss	-	-	-	-	(1,536,249)	-	-	(1,536,249)

Balance December 31, 2024	10,739,800	$107	$85,167,073	-	$(83,880,971)	$241,361	-	$1,527,570

Common Stock issued for cash	19,457,618	195	9,999,805	(438,701)	-	-	-	9,561,299
Other comprehensive loss	-	-	-	-	-	(62,517)	-	(62,517)
Net loss	-	-	-	-	(385,556)	-	-	(385,556)
Non-controlling interests	-	-	-	-	-	-	(19,374)	(19,374)
Balance March 31, 2025	30,197,418	302	95,166,878	(438,701)	(84,266,527)	178,844	(19,374)	10,621,422

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2023	748,644	$8	$74,925,843	$(73,371,987)	$120,493	$1,674,357
Common Stock issued for cash	488,750	5	1,277,113	-	-	1,277,118
Stock option expense	-	-	11,505	-	-	11,505
Issued private placement	46,800	-	129,662	-	-	129,662
Other comprehensive income	-	-	-	-	42,408	42,408
Net loss	-	-	-	(2,148,611)	-	(2,148,611)
Balance December 31, 2023	1,284,194	$13	$76,344,123	$(75,520,598)	$162,901	$986,439

Stock option expense	-	-	54,443	-	-	54,443
Issued private placement	14,220	-	29,994	-	-	29,994
Other comprehensive income	-	-	-	-	8,158	8,158
Net loss	-	-	-	(1,653,931)	-	(1,653,931)
Balance March 31, 2024	1,298,414	13	76,428,560	(77,174,529)	171,059	(574,897)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	March 31, 2025	March 31, 2024

Operating activities:
Net loss from continuing operations	$(1,921,805)	$(3,471,452)
Losses caused by the termination of business	-	(331,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,444	102,256
Noncash lease expense	83,300	131,607
Stock option expense	-	65,948
Common stock compensation	523,680	-
Loss from equity method investment	-	2,123
Loss on acquisition	20,164	-
Change in operating assets and liabilities:
Accounts receivable	(71,034)	151,088
Inventories	(8,147,696)	(243,298)
Prepaid expenses and other current assets	206,027	68,288
Other assets	-	4,707
Accounts payable	(783,038)	822,047
Deferred income	-	(74,363)
Lease liability – operating lease	(86,388)	(187,575)
Accrued expenses and other current liabilities	(132,988)	(55,342)
Other non-current liabilities	-	73,997
Net cash used in operating activities	(10,294,334)	(2,609,969)

Discontinued Operations:
Interest income(expense), net	-	170
Depreciation from discontinued operations	-	5,933
Changes in operating assets and liabilities	-	327,972
Cash flows generated from discontinued business operations	-	2,985

Investing activities:
Purchase of equipment	-	(306,241)
Proceeds from disposal of equipment	10,736	-
Cash received from the acquisition of subsidiaries	2,031	-
Net cash used in investing activities	12,767	(306,241)

Financing activities:
Proceeds from loans	(1,486,995)	-
Repayment of loans	-	(190,675)
Repayment of finance lease	-	(15,297)
Borrowings from loans	-	191,094
Proceeds from sales of future receipts	-	195,001
Proceeds from equipment finance	-	262,893
Proceeds from private placement	2,000,000	159,656
Proceeds from issuance of common stock, ATM offering, net of issuance cost	9,561,299	1,099,254
Proceeds from exercise of options	-	177,864
Net cash provided by (used in) financing activities	10,074,304	1,879,790

Effect of foreign exchange on cash	(254,555)	50,566

Net change in cash	(461,818)	(982,869)

Cash, beginning of period	464,222	982,869
Cash, end of period	$2,404	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$1,338
Cash paid for taxes	-	2,618
Subscription receivable	438,701	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIMG Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2025

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

CIMG, our holding company, or DZR Tech, its subsidiary incorporated in Hong Kong, or Wewin, our subsidiary incorporated in Florida, may transfer cash to our PRC subsidiaries, Beijing Zhongyan, through capital injections and intra-group loans.

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

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of March 31, 2025 and March 31, 2024, the total number of common stock equivalents was 25,799,900 and 241,907, respectively, and composed of stock options and warrants. Due to the Company’s net loss for the periods presented, all common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share.

Going Concern and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital and the commercialization and manufacture of its single serve coffee products. As of March 31, 2025, the Company had cash of $2,404 and working capital of $10,537,508. These factors raise doubts about the Company’s ability to continue as a going concern.

The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. Additionally, management’s strategic plans include expanding into new markets.

Management has evaluated the Company’s ability to continue as a going concern under ASC 205-40, Presentation of Financial Statements - Going Concern, and considered its financial condition, projected cash flows, obligations due within 12 months, and sources of liquidity.

While we understand that the ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the Company’s consolidated financial statements as of March 31, 2025 have been prepared on a going concern basis.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents for the three and six months ended March 31, 2025 and 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may or may not maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Accounts Receivable, net

Trade accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company recorded an allowance for credit loss of $Nil and $3,450,141 as of both March 31, 2025, and September 30, 2024 respectively.

	March 31, 2025	September 30, 2024
Accounts receivable	$79,941	$3,450,141
Less: allowance for credit loss	-	(3,450,141)
Total accounts receivable	$79,941	$-

Assets Held for Sale-Current

As of March 31, 2025 and September 30, 2024, assets held for Sale-Current were $Nil and $10,736. This is mainly the equipment planned for sale.

	March 31, 2025	September 30, 2024
Assets Held for Sale	-	214,709
Property and equipment asset impairment	-	(203,973)
Total	-	10,736

Major Customers

In the six months ended March 31, 2025 and 2024, revenue was primarily derived from major customers disclosed below.

Six months ended March 31, 2025:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer LXM	13,524	59%	-	-

Six months ended March 31, 2024:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer CL	$809,086	63%	$39,723	10%

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

As of March 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 1 year and a weighted-average discount rate of 5% or 7.5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2024	$99,746
ROU Asset added during the period	-
Amortization during the period	(83,300)
ROU Asset – March 31, 2025	$16,446

Lease Liability – October 1, 2024	$100,962
Lease Liability added during the period	-
Amortization during the period	(86,388)
Lease Liability – March 31, 2025	$14,574

Lease Liability – Short-Term	$14,574
Lease Liability – Long-Term	-
Lease Liability – Total	$14,574

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of March 31, 2025:

Amounts due within twelve months of March 31,2025

2025	$14,826
2026	-
Total Minimum Lease Payments	14,826
Less Effect of Discounting	252
Present Value of Future Minimum Lease Payments	14,574
Less Current Portion of Operating Lease Liabilities	14,574
Long-Term Operating Lease Liabilities	$-

For six months ended March 31, 2025, the Company had the following cash and non-cash activities associated with our leases:

Operating cash outflows from operating leases:	$95,164
Operating cash outflows from finance lease:	$-
Financing cash outflows from finance lease:	$-

Business Combinations

On March 31, 2025, the Company acquired a 51% controlling interest in Xilin Online (Beijing) E-commerce Co., Ltd (“Beijing Xilin”) for no consideration. The transaction was accounted for as a business combination under ASC 805. The fair value of the identifiable net assets acquired was a net liability position of $39,538.

The Company acquired 51% of Beijing Xilin, while Noncontrolling Interest (NCI) represents the remaining 49%. NCI was measured based on its proportionate share of the net liabilities, resulting in a negative NCI of $19,374 recognized within the equity section of the consolidated balance sheet.

The Company recognized a loss on acquisition of $20,164, representing its proportionate share (51%) of the net liabilities assumed. This amount was recorded in the consolidated statement of operations under “Loss on acquisition”.

No goodwill or bargain purchase gain was recognized as the fair value of net assets acquired was negative and no consideration was transferred. The Company concluded that the acquired set of activities constitutes a business under ASC 805-10-20.

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment. The foreign currency translation adjustment attributable to CIMG Inc. was recorded in other comprehensive income (loss) in the amounts of $(254,555) and $50,566 for the six months ended March 31, 2025 and 2024, respectively.

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

Return and Exchange Policy

All products are thoroughly inspected and securely packaged before they are shipped to ensure buyers receive the best possible product. If for any reason buyers are unsatisfied with the products, they can return them, and the Company will exchange or refund the purchase minus any shipping charges. For wholesale customers, return policies vary based on their specific agreements with customers. Under chargebacks agreements with the customers, the Company agrees to reimburse the seller for a portion of the costs incurred by the seller to advertise and promote certain of the Company’s products. The Company estimates, accrues and recognizes such chargebacks. These amounts are included in the determination of net sales. For six months ended March 31, 2025 and 2024, the Company has no sales allowances for estimated chargebacks and returns, respectively.

Accounts payable and accrued expenses

As of March 31, 2025 and September 30, 2024, the accounts payable are $465,157 and $1,098,582 respectively.

As of March 31, 2025 and September 30, 2024, the accrued expenses are $1,069,930 and $1,141,755 respectively, it mainly includes the accounts payable settlement costs of Nuzee single-serving coffee and DRIPKIT products.

Accounts payable and accrued expenses as of March 31, 2025 and September 30, 2024 are as follows:

	March 31, 2025	September 30, 2024
Accounts payable	465,157	1,098,582
Accrued expenses	1,069,930	1,141,755
Total	1,535,087	2,240,337

Other current liabilities

As of March 31, 2025 and September 30, 2024, the other current liabilities are $469,217 and $586,173 respectively. The mainly achieved through financing to purchase equipment and pay for the goods.

Cost Recognition

The Maca Series products are pure plant products that we purchase maca raw materials and entrust to process. Therefore, the raw materials - the procurement cost of maca, the packaging cost of goods, the freight cost of goods and so on.

Operating expenses

For the six months ended Mach 31, 2025, the operating expenses were $2,270,435. This mainly includes personnel costs of $697,232, sales and marketing expenses of $159,285, depreciation and amortization of $15,513, professional services such as lawyers, auditors and consultants of $1,179,238, travel expenses of $63,721, office expenses of $117,792 and other expenses of $37,654.

For the six months ended Mach 31, 2024, the operating expenses were $3,412,705. It primarily comprised of personnel costs, selling and marketing expenses, depreciation and amortization, insurance expenses, professional services, travel and office expenses, etc. In some cases, the company bears shipping costs for shipping customer orders, and shipping and handling costs are recorded under operating expenses in the consolidated statement of operations.

Other income

For the six months ended Mach 31, 2025, the other income was $403,635. It is mainly because of the settlement and forgiveness of account payable.

For the six months ended Mach 31, 2024, the other income was $76,742. It is mainly because of the rental income.

Other Expense

Other expense of $50,320 and $100,228 for the six months ended March 31, 2025 and 2024, respectively, primarily includes write off of deferred financing costs and sublease expense.

Prepaid expenses and other current assets

Prepaid expenses and other current assets for the six months ended March 31, 2025 and September 30, 2024 is as follows:

	March 31, 2025	September 30, 2024
Prepaid expenses	$123,312	$197,217
Other current assets	61,144	185,431
Total	184,456	382,648

The Prepaid expenses and other current assets balance of $184,456 as of March 31, 2025 primarily consists of prepaid rent, Barcode fee, a retainer for professional services.

Inventories, net

Inventories, net, consisting principally of raw materials and finished goods held for production and sale, is stated at the lower cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. On March 31, 2025, the carrying value of inventory of $12,751,596.

	March 31, 2025	September 30, 2024
Raw materials	$12,627,194	$4,490,728
Finished goods	$124,402	57,307
Total	$12,751,596	$4,548,035

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Office equipment is depreciated over a 3-year life, furniture over a 7-year life, and other equipment over a 5-year life. Depreciation expense for six months ended March 31, 2025 and 2024 was $366 and $75,300, respectively. Property and equipment as of March 31, 2025 and September 30, 2024 consist of:

	March 31, 2025	September 30, 2024
Machinery & Equipment	15,150	1,465,566
Vehicles	-	57,431
Leasehold Improvements	-	-
Less - Accumulated Depreciation	(12,682)	(1,127,820)
Less-Impairment on Property and Equipment	$-	$(214,709)
Disposal of property and equipment	-	(178,200)
Net Property and Equipment	2,468	2,268

The Company is required to make deposits or prepayments and progress payments on equipment purchases before the Company receives possession and title. As a result, the Company accounts for such payments as Other Assets until it has possession at which time the equipment is recorded as Property and Equipment. There were no such deposits as of March 31, 2025 or September 30, 2024.

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

Intangible assets

Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. We have identifiable useful life intangible assets related to acquired Dripkit tradename and customer relationships. We evaluate these intangible assets annually for impairment, and when indications of potential impairment exist. The management uses considerable judgment to determine key assumptions, including projected revenue, projected costs, marketing expenses and projected profits, etc. This kind of analysis requires important estimates and judgments, including the estimation of future cash flows, which depends on internal forecasts, the estimation of the long-term growth rate of our business, the estimation of the useful life of the cash flows that will occur, customer churn, and the determination of our weighted average cost of capital. We confirm that for six months ending March 31, 2025, we recorded impairment losses related to trademarks at $Nil. These impairment losses are included in our statement of operations. After including the above impairments, as of March 31, 2025 and September 30, 2024, the Company’s intangible assets related to trademarks were $65,000 and $80,000 respectively.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of March 31,2025 and March 31, 2024.

United States

CIMG Inc. and Wewin are incorporated in the United States and is subject to U.S. federal corporate income tax at a rate of 21%. CIMG Inc. and Wewin had no taxable income for the periods presented; therefore, no provision for income taxes is required.

Hong Kong

DZR Tech are incorporated in Hong Kong. Under the two-tiered profits tax rates regime in Hong Kong, the first HK$2 million of profits of the qualifying group entity will be taxed at 8.25%, and profits above HK$2 million will be taxed at 16.5%. DZR Tech had no taxable income for the periods presented; therefore, no provision for income taxes is required.

People’s Republic of China

Zhongyan Shangyue is incorporated in P.R. China. Under Enterprise Income Tax Law, the statutory income tax rate is 25%. Zhongyan Shangyue had no taxable income for the periods presented; therefore, no provision for income taxes is required.

	Six Months Ended March 31, 2025	Six Months Ended March 31,2024
Current income tax expense	-	-
Deferred income tax expense	-	-
Total income tax expense	-	-

Loss before income tax	$(1,921,805)	(3,802,542)
Tax benefit at statutory U.S. federal rate (21%)	(403,579)	(798,534)
Non-deductible expenses	4,234	-
Foreign rate differential	(66,084)	27,786
Change in valuation allowance	465,429	770,748
Income tax expense	$-	-

For the six months ended March 31, 2025 and 2024, the Company incurred losses and generated net operating loss (“NOL”) carryforwards. However, due to uncertainty surrounding the Company’s ability to realize these deferred tax assets, a full valuation allowance was recorded, resulting in no income tax benefit being recognized in the periods presented.

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

For six months ended March 31, 2025, the Company issued 800,000 shares of its common stock under the 2024 Equity Incentive Plan.

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

Segment Information

As of and for the six months ended March 31, 2025, management has changed its internal reporting structure and identified a new chief operating decision maker. As a result, the Company now operates in a single reportable segment for all periods presented, which is the commercialization and development of functional beverages.

The comparative segment information for the six months ended March 31, 2024 has been recast to conform to the current period presentation.

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Revenues, net	$22,853	$1,289,338
Cost of sales	(7,374)	(1,321,309)
Gross profit(loss)	15,479	(31,971)

Operating expenses	(2,270,435)	(3,412,705)
Loss from operations	(2,254,956)	(3,444,676)

Other income	403,635	76,742
Loss from equity method investment	-	(2,123)
Other expense	(50,320)	(100,228)
Interest expense, net	-	(1,167)
Loss on acquisition	(20,164)	-
Net loss from continuing operations	(1,921,805)	(3,471,452)
Losses caused by the termination of business	-	(331,090)
Net Loss	$(1,921,805)	$(3,802,542)

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

3. LOANS

On February 15, 2024, Social E-commerce Co., Ltd. provided a short-term, interest-free loan to the Company. The loan, approved by the lender and serviced by Bill.com Capital 3, LLC through their online platform, was intended to support the Company’s operations. As of March 31, 2025, the outstanding balance of this loan was $103,889.

On April 18, 2024, SOONCHA KIM lent the company $320,000 with an annual interest rate of 7%. The outstanding balance on the loan at March 31, 2025 amounted to $320,926.

For six months ended March 31, 2025, ZHANG XIANG lent the company $8,696 with an annual interest rate of 0%. The outstanding balance on the loan at March 31, 2025 amounted to $8,696.

4. GEOGRAPHIC CONCENTRATIONS

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis. The Company is organized in two geographical segments. The company jointly produces and sells its products in North America and China. Information about the Company’s geographic operations for the six months ended March 31, 2025, and 2024 are as follows:

Geographic Concentration

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Net Revenue:
North America	$-	$1,289,338
P.R.C	22,853	-
	$22,853	$1,289,338

Property and equipment, net:	March 31, 2025	September 30, 2024
P.R.C	2,468	2,268
	$2,468	$2,268

5. RELATED PARTY TRANSACTIONS

As of March 31, 2025, the directors of Wewin Technology LLC paid an administrative fee of $28,500 on behalf of CIMG Inc. The company expects to clear and repay this related-party transaction before September 30, 2025.

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

The losses from discontinued operations for six months ended March 31, 2025 and 2024 are as follows:

	Six Months Ended	Six Months Ended
	March 31, 2025	March 31, 2024
Revenue	$-	$670,409
Cost of revenue	-	(609,388)
Gross profit	-	61,021

Operating expenses	-	(370,052)
Operations Loss	-	(309,031)

Other revenue	-	3,943
Other expense	-	(26,172)
Interest income (expense), net	-	170
Loss from discontinued operations before income tax	-	(331,090)

Income tax (expense)/income	-	-
Loss from discontinued operation after tax	-	(331,090)

Losses from asset disposal of discontinued operations	$-	$(331,090)

The losses from discontinued operations for three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	$-	$282,355
Cost of revenue	-	(272,079)
Gross profit	-	10,276

Operating expenses	-	(197,459)
Operations Loss	-	(187,183)

Other revenue	-	3,764
Other expense	-	(25,267)
Loss from discontinued operations before income tax	-	(208,686)

Loss from discontinued operation after tax	-	(208,686)

Losses from asset disposal of discontinued operations	$-	$(208,686)

7. INTANGIBLE ASSETS

Identifiable life intangible assets

As of March 31, 2025, the Company’s intangible assets consisted of unamortized tradename asset of $65,000 which is being amortized over five years from the date of acquisition at a rate of $30,000 per year.

Amortization expense was $15,000 and $15,000 for six months ended March 31, 2025 and 2024.

Amortization expense for the next four fiscal years is as follows:

Tradename Amortization
March 31, 2025	15,000
2025	30,000
2026	20,000
2027	-
Grand Total	65,000

8. ISSUANCE OF EQUITY SECURITIES

On December 12, 2024, CIMG Inc., entered into a convertible note and warrant purchase agreement with certain non U.S. investors (“Notes Investors”), providing for the private placement of convertible promissory notes in the aggregate principal amount of $10,000,000 (the “Notes”) and warrants (the “Warrants”) to purchase up to an aggregate of 19,230,767 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) in reliance on the registration exemptions of Regulation S. The Notes bear interest at an annual rate of 7% and have a maturity date of one year from the issuance date. The Notes shall not be converted, and the Warrants shall not be exercised until the Company obtains shareholder approval for the issuance of shares underlying the Notes and the Warrants. Upon obtaining such approval, the holder may convert the Notes into a number of shares of Common Stock equal to (i) the outstanding principal amount of the Notes, plus any accrued but unpaid interest, divided by (ii) $0.52, the conversion price.

On March 18, 2025, all the Notes Investors converted their Notes to shares of Common Stock. As a result of such conversions of the Notes, the Company issued an aggregate of 19,457,618 shares of Common Stock to the Notes Investors.

The following table summarizes the restricted common shares activities for the six months ended March 31, 2025 and 2024:

	2025	2024
Number of shares outstanding at September 30, 2024 and 2023	320,743	50,056
Restricted shares granted	24,363,200	-
Restricted shares forfeited	-	(6,757)
Restricted shares vested	(1,400,908)	(17,592)
Number of shares outstanding at March 31, 2025 and 2024	23,283,035	25,707

9. STOCK OPTIONS AND WARRANTS

Options

During the six months ended March 31, 2025, the Company granted no new stock options.

During the six months ended March 31, 2025, 20,430 stock options were forfeited or expired because of termination of employment, expiration of options and performance conditions not met.

The following table summarizes stock option activity for the six months ended March 31, 2025.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding on September 30, 2024	20,430	$177.44	0.02	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(20,430)	177.44	0.02	-
Forfeited	-	-	-	-
Outstanding on March 31, 2025	-	-	-	$-

Exercisable on March 31, 2025	-	$-	-	$-

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $Nil and $65,948 for six months ended March 31 2025, and 2024, respectively.

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

On January 16, 2025, the Company issued the 13,679,486 warrants to purchase common stock at an exercise price of $0.39 a share. These warrants will expire on January 16, 2027.

On January 17, 2025, the Company issued the 11,961,537 warrants to purchase common stock at an exercise price of $0.39 a share. These warrants will expire on January 17, 2027.

The following table summarizes warrant activity for six months ended March 31, 2025:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding on September 30, 2024	214,850	$112.67	2.42	$-
Issued	25,641,023	0.39	-	-
Exercised	55,973	1.32	-	-
Expired	-	-	-	-
Outstanding on March 31, 2025	25,799,900	$1.32	1.80	-
Exercisable on March 31, 2025	25,799,900	$1.32	1.80	$-

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K, which could affect our business, financial condition, or operating results. The risks we describe in our periodic reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results. For the quarter ended March 31, 2025, the Company is not aware of any specific new and additional risk factors that were not previously disclosed.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on August 27, 2025, on August 25, 2025, the Company, entered into a Securities Purchase Agreement with certain non U.S. investors providing for the private placement of 220,000,000 shares of Common Stock in reliance on the registration exemptions of Regulation S for an aggregate consideration of $55,000,000 worth of bitcoin, at a purchase price of $0.25 per share. The closing of the sale of the Shares occurred on September 2, 2025. Pursuant to the Purchase Agreement, the Company issued 148,100,000 shares of common stock to the non-U.S. investors, following receipt of the respective purchase amounts, and will issue the remaining 71,900,000 upon shareholder approval.

As previously disclosed in a Current Report filed with the SEC on August 26, 2025, on August 21, 2025, the Company, entered into a convertible note purchase agreement (the “Purchase Agreement”) with certain non U.S. investors (the “Investors”), providing for the private placement of convertible promissory notes in the aggregate principal amount of $4,000,000 (the “Notes”) in reliance on the registration exemptions of Regulation S.

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

Item 6. EXHIBITS

Exhibit Number	Description

10.1	Securities Purchase Agreement, dated August 25, 2025, between the Company and the Investors party thereto (incorporated by reference to the Company’s 8-K filed on August 27, 2025).

10.2	Note Purchase Agreement, dated August 21, 2025, between the Company and the Investors party thereto (incorporated by reference to the Company’s 8-K filed on August 26, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CIMG INC.

Date: September 24, 2025	By:	/s/ Jianshuang Wang
Jianshuang Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Feng Tian
Feng Tian
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

