Form 10-Q
period 2025-06-30
CIMG Inc.
filed 2025-11-03
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of October 27, 2025, there were 196,514,084 shares of the registrant’s Common Stock outstanding.

CIMG INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

Item 1. Financial Statements

CIMG Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2025	2024
ASSETS
Current assets:
Cash & cash equivalent	$35,958	$464,222
Accounts receivable, net	75,630	-
Inventories, net	11,882,544	4,548,035
Assets Held for Sale-Current	-	10,736
Prepaid expenses and other current assets	1,248,957	382,648
Total current assets	13,243,089	5,405,641

Non-current assets:
Property and equipment, net	2,318	2,268
Right-of-use asset - operating lease	6,395	99,746
Intangible assets, net	57,500	80,000
Total non-current assets	66,213	182,014

Total assets	$13,309,302	$5,587,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,628,598	$2,240,337
Short term loan	433,512	1,920,507
Current portion of lease liability - operating lease	3,476	100,962
Convertible Notes	-	1,063,624
Convertible Note-related party	-	319,220
Other payables-related party	39,000	7,500
Other current liabilities	567,399	586,173
Total current liabilities	2,671,985	6,238,323

Total liabilities	$2,671,985	$6,238,323

Stockholders’ equity:
36,397,418 and 4,978,245 shares issued and outstanding as of June 30, 2025 and September 30 2024, respectively	364	50
Additional paid in capital	96,353,118	81,260,605
Subscription receivable	(616,474)	-
Accumulated deficit	(85,335,700)	(82,344,722)
Accumulated other comprehensive income	254,766	433,399
Total shareholders’ equity of the Company	10,656,074	(650,668)

Non-controlling interests	(18,757)	-
Total stockholders’ equity	10,637,317	(650,668)

Total liabilities and stockholders’ equity	$13,309,302	$5,587,655

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Revenues, net	$61,578	$366,888	$84,431	$1,641,955
Cost of sales	(56,445)	(513,101)	(63,819)	(1,820,140)
Gross profit(loss)	5,133	(146,213)	20,612	(178,185)

Operating expenses	(1,117,290)	(1,335,371)	(3,387,725)	(4,748,076)
Loss from operations	(1,112,157)	(1,481,584)	(3,367,113)	(4,926,261)

Other income	48,506	335,838	452,142	412,580
Loss from equity method investment	-	(1,666)	-	(3,789)
Other expense	(4,546)	(44,913)	(54,866)	(145,140)
Loss on acquisition of subsidiary	(45)	-	(20,210)	-
Interest expense, net	-	(109)	-	(1,277)
Net loss from continuing operations	(1,068,242)	(1,192,434)	(2,990,047)	(4,663,887)
Losses caused by the termination of business	-	(98,086)	-	(429,175)
Loss from disposition of discontinued operations	-	(149,677)	-	(149,677)
Net Loss	$(1,068,242)	$(1,440,197)	$(2,990,047)	$(5,242,739)

Non-controlling interest	931	-	931	-

Net loss attributable to CIMG Inc.	(1,069,173)	(1,440,197)	(2,990,978)	(5,242,739)

Basic and diluted loss per common share	$(0.03)	$(0.92)	$(0.16)	$(3.91)

Basic and diluted weighted average number of common stock outstanding	32,195,220	1,561,410	18,226,016	1,341,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

*The discrepancy in financial data as of June 30, 2024 is due to the split of discontinued operations. (Refer to “Note 6. Discontinued operations”)

CIMG Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net loss attributable to CIMG Inc.	$(1,069,173)	$(1,440,197)

Foreign currency translation	75,922	(16,309)
Total other comprehensive (loss)/income net of tax	75,922	(16,309)
Comprehensive loss to CIMG Inc.	$(993,251)	$(1,456,506)

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Net loss attributable to CIMG Inc.	$(2,990,978)	$(5,242,739)

Foreign currency translation	(178,633)	34,257
Total other comprehensive (loss)/income net of tax	(178,633)	34,257
Comprehensive loss to CIMG Inc.	$(3,169,611)	$(5,208,482)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Non-
	Common Stock		paid-in	Subscription	Accumulated	Comprehensive	controlling
	Shares	Amount	capital	receivable	deficit	income	interests	Total
Balance September 30, 2024	4,978,245	$50	$81,260,605	-	$(82,344,722)	$433,399	-	$(650,668)
Common Stock issued for cash	1,396,813	13	1,382,831	-	-	-	-	1,382,844
Common stock compensation	800,000	8	523,672	-	-	-	-	523,680
Issued private placement	3,508,769	35	1,999,965	-	-	-	-	2,000,000
Issued warrants	55,973	1	-	-	-	-	-	1
Foreign currency translation	-	-	-	-	-	(192,038)	-	(192,038)
Net loss	-	-	-	-	(1,536,249)	-	-	(1,536,249)

Balance December 31, 2024	10,739,800	$107	$85,167,073	-	$(83,880,971)	$241,361	-	$1,527,570

Common Stock issued for cash	19,457,618	195	9,999,805	(438,701)	-	-	-	9,561,299
Foreign currency translation	-	-	-	-	-	(62,517)	-	(62,517)
Acquisition of subsidiary	-	-	-	-	-	-	(19,374)	(19,374)
Net loss	-	-	-	-	(385,556)	-	-	(385,556)
Balance March 31, 2025	30,197,418	302	95,166,878	(438,701)	(84,266,527)	178,844	(19,374)	10,621,422

Common Stock issued for cash	-	-	-	438,701	-	-	-	438,701
Issued private placement	6,000,000	60	1,068,042	(616,474)	-	-	-	451,628
Common stock compensation	200,000	2	118,198	-	-	-	-	118,200
Foreign currency translation	-	-	-	-	-	75,922	(261)	75,661
Acquisition of subsidiary	-	-	-	-	-	-	(53)	(53)
Net loss	-	-	-	-	(1,069,173)	-	931	(1,068,242)
Balance June 30, 2025	36,397,418	364	96,353,118	(616,474)	(85,335,700)	254,766	(18,757)	10,637,317

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance September 30, 2023	748,644	$8	$74,925,843	$(73,371,987)	$120,493	$1,674,357
Common Stock issued for cash	488,750	5	1,277,113	-	-	1,277,118
Stock option expense	-	-	11,505	-	-	11,505
Issued private placement	46,800	-	129,662	-	-	129,662
Foreign currency translation	-	-	-	-	42,408	42,408
Net loss	-	-	-	(2,148,611)	-	(2,148,611)
Balance December 31, 2023	1,284,194	$13	$76,344,123	$(75,520,598)	$162,901	$986,439

Stock option expense	-	-	54,443	-	-	54,443
Issued private placement	14,220	-	29,994	-	-	29,994
Foreign currency translation	-	-	-	-	8,158	8,158
Net loss	-	-	-	(1,653,931)	-	(1,653,931)
Balance March 31, 2024	1,298,414	13	76,428,560	(77,174,529)	171,059	(574,897)

Common Stock issued for cash	1,089,020	11	1,819,988	-	-	1,819,999
Stock option expense	-	-	17,791	-	-	17,791
Foreign currency translation	-	-	-	-	(16,309)	(16,309)
Net loss	-	-	-	(1,440,197)	-	(1,440,197)
Balance June 30, 2024	2,387,434	24	78,266,339	(78,614,726)	154,750	(193,613)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 30, 2025	June 30, 2024

Operating activities:
Net loss from continuing operations	$(2,990,047)	$(5,242,739)
Losses caused by the termination of business	-	(429,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,095	142,107
Noncash lease expense	93,351	308,788
Stock option expense	-	83,739
Bad debt expense	-	24,049
Equity Incentive	641,880	-
Loss from equity method investment	-	3,789
Loss on acquisition of subsidiary	20,210	-
Change in operating assets and liabilities:
Accounts receivable	(62,032)	103,688
Inventories	(7,278,644)	(164,341)
Prepaid expenses and other current assets	(860,895)	173,142
Other assets	-	4,707
Accounts payable	(691,619)	564,335
Deferred income	-	(354,668)
Lease liability – operating lease	(97,486)	(383,542)
Accrued expenses and other current liabilities	(31,506)	-
Other non-current liabilities	-	37,229
Net cash used in operating activities	(11,233,693)	(4,270,542)

Discontinued Operations:
Depreciation from discontinued operations	-	3,690
Changes in operating assets and liabilities	-	737,063
Cash flows generated from discontinued business operations	-	311,578

Investing activities:
Purchase of equipment	-	(310,342)
Proceeds from disposal of equipment	10,736	-
Cash received from the acquisition of subsidiaries	8,956	-
Net cash provided by/( used in) investing activities	19,692	(310,342)

Financing activities:
Repayment of loans	(1,486,996)	(429,933)
Repayment of finance lease	-	(25,224)
Borrowings from loans	-	398,754
Proceeds from sales of future receipts	-	195,001
Repayment of equipment finance	-	(31,626)
Proceeds from equipment finance	-	262,893
Proceeds from issuance of convertible note	-	320,000
Proceeds from private placement	2,451,628	1,659,655
Proceeds from issuance of common stock, ATM offering, net of issuance cost	10,000,000	1,277,118
Net cash provided by (used in) financing activities	10,964,632	3,626,638

Effect of foreign exchange on cash	(178,895)	34,257

Net change in cash	(428,264)	(608,411)

Cash, beginning of period	464,222	982,869
Cash, end of period	$35,958	$374,458

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$1,416
Cash paid for taxes	-	3,048
Subscription receivable	616,474	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIMG Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2025

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

On March 21, 2025, Zhongyan established a wholly-owned subsidiary, Henan Zhongyan Shangyue Technology Co. Ltd(“Henan Zhongyan”).

On March 27, 2025, Zhongyan entered into a Business Cooperation Intent Agreement (the “Agreement”) with Xilin Online (Beijing) E-commerce Co., Ltd (“Beijing Xilin”). Pursuant to the Agreement, certain shareholders of Beijing Xilin intend to transfer an aggregate of 51% of their equity interest in Beijing Xilin to Zhongyan.

On March 31, 2025, the Company completed its acquisition of Beijing Xilin, along with the necessary business registration updates in China.

On April 22, 2025, the Company completed its acquisition of Huomao, along with the necessary business registration updates in China.

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

Earnings per Share

Basic earnings per common share is equal to net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of June 30, 2025 and June 30, 2024, the total number of common stock equivalents was 25,798,750 and 225,225, respectively, and composed of stock options and warrants. Due to the Company’s net loss for the periods presented, all common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share.

Going Concern and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, raising capital and the commercialization and manufacture of its single serve coffee products. As of June 30, 2025, the Company had cash of $35,958 and working capital of $10,571,104.

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

While we understand that the ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations, the consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the Company’s consolidated financial statements as of June 30, 2025 have been prepared on a going concern basis.

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

Accounts Receivable, net

Trade accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. The Company recorded an allowance for credit loss of $Nil and $3,450,141 as of both June 30, 2025, and September 30, 2024 respectively.

	June 30, 2025	September 30, 2024
Accounts receivable	$75,630	$3,450,141
Less: allowance for credit loss	-	(3,450,141)
Total accounts receivable	$75,630	$-

Assets Held for Sale-Current

As of June 30, 2025 and September 30, 2024, assets held for Sale-Current were $Nil and $10,736. This is mainly the equipment planned for sale.

	June 30, 2025	September 30, 2024
Assets Held for Sale	-	214,709
Property and equipment asset impairment	-	(203,973)
Total	-	10,736

Major Customers

In the nine months ended June 30, 2025 and 2024, revenue was primarily derived from major customers disclosed below.

Nine months ended June 30, 2025:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer XG	$47,289	56%	-	-
Customer LXM	13,524	16%	-	-

Nine months ended June 30, 2024:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer CL	$1,142,865	70%	$138,246	37%

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

In May 2022, the Company renewed the office and manufacturing space in Vista, California through June 30, 2025, which was scheduled to expire on January 31, 2023. The lease has a monthly base rent of $8,451, plus common area expenses. Along with the extension, we leased an additional 1,796 square feet that has a monthly base rent of $2,514 through June 30, 2025.

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

As of June 30, 2025, the Company’s operating leases had a weighted average remaining lease term of 1 years and a weighted-average discount rate of 5% or 7.5%. Other information related to our operating leases is as follows:

ROU Asset – October 1, 2024	$99,746
ROU Asset added during the period	-
Amortization during the period	(93,351)
ROU Asset – June 30, 2025	$6,395

Lease Liability – October 1, 2024	$100,962
Lease Liability added during the period	-
Amortization during the period	(97,486)
Lease Liability – June 30, 2025	$3,476

Lease Liability – Short-Term	$3,476
Lease Liability – Long-Term	-
Lease Liability – Total	$3,476

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of June 30, 2025:

Amounts due within twelve months of June 30,2025

2025	$3,541
2026	-
Total Minimum Lease Payments	3,541
Less Effect of Discounting	65
Present Value of Future Minimum Lease Payments	3,476
Less Current Portion of Operating Lease Liabilities	3,476

For nine months ended June 30, 2025, the Company had the following cash and non-cash activities associated with our leases:

Operating cash outflows from operating leases:	$105,664
Financing cash outflows from finance lease:	$10,093

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

On April 22, 2025, the Company acquired a 51% controlling interest in Shanghai Huomao Cultural Development Co., Ltd. (“Huomao”) for no consideration. The transaction was accounted for as a business combination under ASC 805. The fair value of the identifiable net assets acquired was a net liability position of $98.

The Company acquired 51% of Huomao, while non-controlling Interest (NCI) represents the remaining 49%. NCI was measured based on its proportionate share of the net liabilities, resulting in a negative NCI of $53 recognized within the equity section of the consolidated balance sheet.

The Company recognized a loss on acquisition of $45, representing its proportionate share (51%) of the net liabilities assumed. This amount was recorded in the consolidated statement of operations under “Loss on acquisition”.

No goodwill or bargain purchase gain was recognized as the fair value of net assets acquired was negative and no consideration was transferred. The Company concluded that the acquired set of activities constitutes a business under ASC 805-10-20.

Foreign Currency Translation

The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of each such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investment. The foreign currency translation adjustment attributable to CIMG Inc. was recorded in other comprehensive (loss)/income in the amounts of $(178,633) and $34,257 for the nine months ended June 30, 2025 and 2024, respectively.

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

Return and Exchange Policy

All products are thoroughly inspected and securely packaged before they are shipped to ensure buyers receive the best possible product. If for any reason buyers are unsatisfied with the products, they can return them, and the Company will exchange or refund the purchase minus any shipping charges. For wholesale customers, return policies vary based on their specific agreements with customers. Under chargebacks agreements with the customers, the Company agrees to reimburse the seller for a portion of the costs incurred by the seller to advertise and promote certain of the Company’s products. The Company estimates, accrues and recognizes such chargebacks. These amounts are included in the determination of net sales. For nine months ended June 30, 2025 and 2024, the Company has no sales allowances for estimated chargebacks and returns, respectively.

Accounts payable and accrued expenses

As of June 30, 2025 and September 30, 2024, the accounts payable are $482,000 and $1,098,582 respectively.

As of June 30, 2025 and September 30, 2024, the accrued expenses are $1,146,598 and $1,141,755 respectively, it mainly includes the accrued expenses of Nuzee single-serving coffee and DRIPKIT products.

Accounts payable and accrued expenses as of June 30, 2025 and September 30, 2024 are as follows:

	June 30, 2025	September 30, 2024
Accounts payable	482,000	1,098,582
Accrued expenses	1,146,598	1,141,755
Total	1,628,598	2,240,337

Other current liabilities

As of June 30, 2025 and September 30, 2024, the other current liabilities are $567,399 and $586,173 respectively. It mainly includes the finance leasing of equipment and the payment for the goods.

Cost Recognition

The Maca Series products are pure plant products that we purchase maca raw materials and entrust to process. Therefore, the raw materials comprise the procurement cost of maca, the packaging cost of goods, the freight cost of goods and so on.

Operating expenses

For the nine months ended June 30, 2025, the operating expenses were $3,387,725. This mainly includes personnel costs of $908,134, sales and marketing expenses of $202,847, depreciation and amortization of $23,197, professional services such as lawyers, auditors and consultants of $1,941,625, travel expenses of $77,892, office expenses of $196,351 and other expenses of $37,679.

For the nine months ended June 30, 2024, the operating expenses were $4,748,076. It primarily comprised of personnel costs, selling and marketing expenses, depreciation and amortization, insurance expenses, professional services, travel and office expenses, etc. In some cases, the Company bears shipping costs for shipping customer orders, and shipping and handling costs are recorded under operating expenses in the consolidated statement of operations.

Other income

For the nine months ended June 30, 2025, the other income was $452,142. It is mainly because of the settlement and forgiveness of account payable.

For the nine months ended June 30, 2024, the other income was $412,580. It is mainly because of the rental income.

Other Expense

Other expense of $54,866 and $145,140 for the nine months ended June 30, 2025 and 2024, respectively, primarily includes write off of deferred financing costs and sublease expense.

Prepaid expenses and other current assets

Prepaid expenses and other current assets for the nine months ended June 30, 2025 and September 30, 2024 is as follows:

	June 30, 2025	September 30, 2024
Prepaid expenses	$88,893	$197,217
Other current assets	1,160,064	185,431
Total	$1,248,957	$382,648

The Prepaid expenses and other current assets balance of $1,248,957 as of June 30, 2025 primarily consists of deposit, Barcode fee, a retainer for professional services, employee petty cash advances, and input VAT pending certification for deduction.

Inventory, net

Inventories, net, consisting principally of raw materials and finished goods held for production and sale, is stated at the lower cost or net realizable value, cost being determined using the weighted average cost method. The Company reviews inventory levels at least quarterly and records a valuation allowance when appropriate. On June 30, 2025, the carrying value of inventory of $11,882,544.

	June 30, 2025	September 30, 2024
Raw materials	$11,744,380	$4,490,728
Finished goods	$138,164	57,307
Total	$11,882,544	$4,548,035

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Office equipment is depreciated over a 3-year life, furniture over a 7-year life, and other equipment over a 5-year life. Depreciation expense for nine months ended June 30, 2025 and 2024 was $12,832 and $119,607, respectively. Property and equipment as of June 30, 2025 and September 30, 2024 consist of:

	June 30, 2025	September 30, 2024
Machinery & Equipment	$15,150	$1,465,566
Vehicles	-	57,431
Less - Accumulated Depreciation	(12,832)	(1,127,820)
Less-Impairment on Property and Equipment	-	(214,709)
Disposal of property and equipment	-	(178,200)
Net Property and Equipment	$2,318	$2,268

The Company is required to make deposits or prepayments and progress payments on equipment purchases before the Company receives possession and title. As a result, the Company accounts for such payments as Other Assets until it has possession at which time the equipment is recorded as Property and Equipment. There were no such deposits as of June 30, 2025 or September 30, 2024.

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

Intangible assets

Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. We have identifiable useful life intangible assets related to acquired Dripkit tradename and customer relationships. We evaluate these intangible assets annually for impairment, and when indications of potential impairment exist. The management uses considerable judgment to determine key assumptions, including projected revenue, projected costs, marketing expenses and projected profits, etc. This kind of analysis requires important estimates and judgments, including the estimation of future cash flows, which depends on internal forecasts, the estimation of the long-term growth rate of our business, the estimation of the useful life of the cash flows that will occur, customer churn, and the determination of our weighted average cost of capital. We confirm that for nine months ending June 30, 2025, we recorded impairment losses related to trademarks at $Nil. These impairment losses are included in our statement of operations. After including the above impairments, as of June 30, 2025 and September 30, 2024, the Company’s intangible assets related to trademarks were $57,500 and $80,000 respectively.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30,2025 and September 30, 2024.

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

People’s Republic of China

Zhongyan and Beijing Xilin are incorporated in P.R. China. Under Enterprise Income Tax Law, the statutory income tax rate is 25%. Zhongyan and Beijing Xilin had no taxable income for the periods presented; therefore, no provision for income taxes is required.

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Current income tax expense	-	-
Deferred income tax expense	-	-
Total income tax expense	-	-

Loss before income tax	$(2,990,046)	(5,242,739)
Tax benefit at statutory U.S. federal rate (21%)	(627,910)	(1,100,975)
Non-deductible expenses	(4,244)	-
Foreign rate differential	(72,170)	68,916
Change in valuation allowance	704,324	1,032,059
Income tax expense	$-	-

For the nine months ended June 30, 2025 and 2024, the Company incurred losses and generated net operating loss (“NOL”) carry forwards. However, due to uncertainty surrounding the Company’s ability to realize these deferred tax assets, a full valuation allowance was recorded, resulting in no income tax benefit being recognized in the periods presented.

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

For nine months ended June 30, 2025, the Company issued 1,000,000 shares of its common stock under the 2024 Equity Incentive Plan.

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

Segment Information

As of and for the nine months ended June 30, 2025, management has changed its internal reporting structure and identified a new chief operating decision maker. As a result, the Company now operates in a single reportable segment for all periods presented, which is the commercialization and development of functional beverages.

The comparative segment information for the nine months ended June 30, 2024 has been recast to conform to the current period presentation.

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Revenues, net	$84,431	$1,641,955
Cost of sales	(63,819)	(1,820,140)
Gross profit(loss)	20,612	(178,185)

Operating expenses	(3,387,725)	(4,748,076)
Loss from operations	(3,367,113)	(4,926,261)

Other income	452,142	412,580
Loss from equity method investment	-	(3,789)
Other expense	(54,866)	(145,140)
Interest expense, net	-	(1,277)
Loss on acquisition	(20,210)	-
Net loss from continuing operations	(2,990,047)	(4,663,887)
Losses caused by the termination of business	-	(429,175)
Loss from disposition of discontinued operations	-	(149,677)
Net Loss	$(2,990,047)	$(5,242,739)

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures. The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Group adopted ASU 2023-07 in the consolidated financial statements for the year ended December 31, 2024. (see Note Segment Information)

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which applies to all entities subject to income taxes. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. For public business entities, ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of these accounting standard updates on its consolidated financial statements.

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

3. LOANS

On February 15, 2024, Social E-commerce Co., Ltd. provided a short-term, interest-free loan to the Company. The loan, approved by the lender and serviced by Bill.com Capital 3, LLC through their online platform, was intended to support the Company’s operations. As of June 30, 2025, the outstanding balance of this loan was $103,889.

On April 18, 2024, SOONCHA KIM lent the Company $320,000 with an annual interest rate of 7%. The outstanding balance on the loan at June 30, 2025 amounted to $320,926.

For nine months ended June 30, 2025, ZHANG XIANG lent the Company $8,696 with an annual interest rate of 0%. The outstanding balance on the loan at June 30, 2025 amounted to $8,697.

4. GEOGRAPHIC CONCENTRATIONS

The Company is organized based on fundamentally one business segment although it does sell its products on a world-wide basis. The Company is organized in two geographical segments. The company jointly produces and sells its products in North America and China. Information about the Company’s geographic operations for the nine months ended June 30, 2025, and 2024 are as follows:

Geographic Concentration

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Net Revenue:
North America	$-	$1,641,955
P.R.C	84,431	-
	$84,431	$1,641,955

Property and equipment, net:	June 30, 2025	September 30, 2024
P.R.C	2,318	2,268
	$2,318	$2,268

5. RELATED PARTY TRANSACTIONS

As of June 30, 2025, the directors of Wewin Technology LLC paid an administrative fee of $38,500 on behalf of CIMG INC. The company expects to clear and repay this related-party transaction before September 30, 2025.

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

The losses from discontinued operations for nine months ended June 30, 2025 and 2024 are as follows:

	Nine Months Ended	Nine Months Ended
	June 30, 2025	June 30, 2024
Revenue:
Service revenue	$-	$842,121
Cost of revenue	-	(773,534)
Gross (loss)/profit	-	68,587

Operating expenses	-	(476,532)
Operations Loss	-	(407,945)

Other expense	-	(21,230)
Loss from discontinued operations	-	(429,175)
Losses from asset disposal of discontinued operations	$-	$(149,677)

The losses from discontinued operations for three months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
Revenue:
Service revenue	$-	$157,440
Cost of revenue	-	(149,875)
Gross (loss)/profit	-	7,565

Operating expenses	-	(106,480)
Operations Loss	-	(98,915)

Interest income (expense), net	-	829
Loss from discontinued operations	-	(98,086)
Losses from asset disposal of discontinued operations	$-	$(149,677)

7. INTANGIBLE ASSETS

Identifiable life intangible assets

As of June 30, 2025, the Company’s intangible assets consisted of unamortized tradename asset of $57,500 which is being amortized over five years from the date of acquisition at a rate of $30,000 per year.

Amortization expense was $22,500 and $22,500 for nine months ended June 30, 2025 and 2024.

Amortization expense for the next four fiscal years is as follows:

Tradename Amortization
2025	7,500
2026	30,000
2027	20,000
Grand Total	57,500

8. ISSUANCE OF EQUITY SECURITIES

On April 22,2025, the Company issued 200,000 shares of its common stock for a total value of $118,200 under the 2024 Equity Incentive Plan.

On June 2, 2025, CIMG Inc., entered into a share purchase agreement (the “Share Purchase Agreement”) with certain non-U.S. investors (the “Investors”), providing for the private placement of 6,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”, or the “Shares”) of the Company in the aggregate principal amount of $1,068,480, at a purchase price of $0.17808 per share, in reliance on the registration exemptions of Regulation S of the Securities Act of 1933.

The following table summarizes the restricted common shares activities for the nine months ended June 30, 2025 and 2024:

	2025	2024
Number of shares outstanding at September 30, 2024 and 2023	320,743	50,056
Restricted shares granted	30,563,200	-
Restricted shares forfeited	-	(13,561)
Restricted shares vested	(16,358,545)	(17,592)
Number of shares outstanding at June 30, 2025 and 2024	14,525,398	18,903

9. STOCK OPTIONS AND WARRANTS

Options

During the nine months ended June 30, 2025, the Company granted no new stock options.

During the nine months ended June 30, 2025, 20,430 stock options were forfeited or expired because of termination of employment, expiration of options and performance conditions not met.

The following table summarizes stock option activity for the nine months ended June 30, 2025.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding on September 30, 2024	20,430	$177.44	0.02	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(20,430)	177.44	0.02	-
Forfeited	-	-	-	-
Outstanding on June 30, 2025	-	-	-	$-

Exercisable on June 30, 2025	-	$-	-	$-

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $0 and $10,823 for nine months ended June 30 2025, and 2024, respectively. Unamortized option expense as of June 30, 2025, for all outstanding options amounted to $0. These costs are expected to be recognized over a weighted-average period of 0 year.

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

On January 16, 2025, the Company issued the 13,679,486 warrants to purchase common stock at an exercise price of $0.39 a share. These warrants are expired on January 16, 2027.

On January 17, 2025, the Company issued the 11,961,537 warrants to purchase common stock at an exercise price of $0.39 a share. These warrants are expired on January 17, 2027.

The following table summarizes warrant activity for nine months ended June 30, 2025:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding on September 30, 2024	214,850	$112.67	2.42	$-
Issued	25,641,023	0.39	-	-
Exercised	55,973	1.32	-	-
Expired	1,150	-	-	-
Outstanding on June 30, 2025	25,798,750	$1.31	1.55	-
Exercisable on June 30, 2025	25,798,750	$1.31	1.55	$-

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

Ex-Directors Lawsuit

On March 10, 2025, former directors of the Company, Kevin J. Connor, Chris J. Jones, Nobuki Kurita, and David Robson (collectively, the “Ex-Directors”), filed a complaint against the Company in the Superior Court of California, County of San Diego (Case No. 25CU012922N) (the “Complaint”). The Complaint alleges the Company failed to pay directors’ fees and expenses from the last quarter the fiscal year ended September 30, 2023 through the first two quarters of the fiscal year ended September 30, 2024, and is claiming breach of contract, quantum meruit, unjust enrichment, promissory estoppel, breach of the implied covenant of good faith and fair dealing, and unfair business practices. On August 22, 2025, a judgment by default was entered against the company in the amount of $58,920.34. Counsel for Plaintiffs/Judgment Creditors, Kevin J. Conner, J. Chris Jones, Nobuki Kurita, and David Robson (collectively, “Plaintiffs”) subsequently filed a motion with the court to amend the total amount of the judgment. The basis for the sought increase was that the judgment erroneously only reflected an award of damages to one Plaintiff, Kevin Conner, rather than to all four Plaintiffs. Counsel indicated that each of the four Plaintiffs were due, respectively, judgments in the amount of $54,000 (Kevin Connor), $52,125 (Chirs Jones), $46,500 (Nobuki Kurita), and $50,250 (David Robson). Counsel represented that the total amount of the judgments, after calculation of daily interest, should be $222,062.28. On October 17, 2025, the Court held a hearing on Plaintiffs’ motion for correction of judgment nunc pro tunc pursuant to Code Civ. Proc. § 473(d) (ROA # 25). The court substantively granted the Motion, but with qualifying instructions. The Court found that Plaintiffs met their burden to establish the sums due to each one of them, but held that the proposed amended judgment was not in proper form. The Court directed Plaintiffs’ counsel to resubmit the form of judgment as specifying the sums due and owing to each individual Plaintiff, and to do so via a single long form judgment (on pleading paper) that specifies the amounts due and owing to each Plaintiff. It is expected that Plaintiffs’ counsel will submit the required amended form at any moment, and that judgment on the amended amount is imminent.

11. SUBSEQUENT EVENTS

Amendment to Articles of Organization

At the Company’s annual meeting of stockholders held on October 28, 2025, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”) to increase the number of authorized shares of common stock to 600,000,000 shares, par value $0.00001 per share. The certificate of Amendment was filed with the Nevada Secretary of State on October 28, 2025, and became effective 11:00 am eastern standard time on October 28, 2025.

Private Placement

Date	Transaction Description	Amount/Shares	Status
August 21, 2025	Purchase Agreement (Form 8-K filed on August 26, 2025)	$4,000,000 for 16,666,666 shares of common stocks, at a conversion price of $0.24 per shares	On August 21, 2025, CIMG Inc., a Nevada corporation (the “Company”), entered into a convertible note purchase agreement (the “Purchase Agreement”) with certain non U.S. investors (the “Investors”), providing for the private placement of convertible promissory notes in the aggregate principal amount of $4,000,000 (the “Notes”). The Notes bear interest at an annual rate of 7% and have a maturity date of August 31, 2026. The Notes are convertible into shares of common stock of the Company, at a conversion price of $0.24 per shares, subject to adjustment in accordance with the Notes.
August 25, 2025	Purchase Agreement (Form 8-K filed on August 27, 2025)	An aggregate consideration of $55,000,000 worth of bitcoin for 220,000,000 shares, at a purchase price of $0.25 per share.

On August 25, 2025, CIMG Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with certain non U.S. investors (the “Investors”), providing for the private placement of 220,000,000 shares of Common Stock (the “Shares”) in reliance on the registration exemptions of Regulation S for an aggregate consideration of $55,000,000 worth of bitcoin, at a purchase price of $0.25 per share.

The closing of the sale of the 220,000,000 Shares occurred on September 2, 2025.

New Subsidiary

On August 1, 2025, Zhongyan, CIMG Inc.’s (the “Company”) wholly-owned subsidiary, entered into a Business Cooperation Intent Agreement (the “Agreement”) with Shenzhen Zhimeng Qiyang Technology Co., Ltd. (“Zhimeng”). Pursuant to the Agreement, certain shareholders of Zhimeng intended to transfer an aggregate of 51% of their equity interest in Zhimeng to Zhongyan (the “Transfer”) at a total company valuation of RMB13,000,000. The Transfer occurred on September 29, 2025, and Zhongyan holds 51% of the shares of Shenzhen.

On September 3, 2025, Zhongyan established a wholly-owned subsidiary, Beijing Zhongyan Shangyue Holdings Co., LTD(“Beijing Shangyue”).

On September 16, 2025, Henan Zhongyan Shangyue Technology Co. Ltd. established a wholly-owned subsidiary, Henan Nuanyou Agricultural Science and Technology Co., LTD.

On September 23, 2025, DZR Tech Limited acquired Braincon Limited and its subsidiaries. DZR Tech Limited holds 100% of the shares of Braincon Limited.

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

Ex-Directors Lawsuit

On March 10, 2025, former directors of the Company, Kevin J. Connor, Chris J. Jones, Nobuki Kurita, and David Robson (collectively, the “Ex-Directors”), filed a complaint against the Company in the Superior Court of California, County of San Diego (Case No. 25CU012922N) (the “Complaint”). The Complaint alleges the Company failed to pay directors’ fees and expenses from the last quarter of the fiscal year ended September 30, 2023 through the first two quarters of the fiscal year ended September 30, 2024, and is claiming breach of contract, quantum meruit, unjust enrichment, promissory estoppel, breach of the implied covenant of good faith and fair dealing, and unfair business practices. On August 22, 2025, a judgment by default was entered against the company in the amount of $58,920.34. Counsel for Plaintiffs/Judgment Creditors, Kevin J. Conner, J. Chris Jones, Nobuki Kurita, and David Robson (collectively, “Plaintiffs”) subsequently filed a motion with the court to amend the total amount of the judgment. The basis for the sought increase was that the judgment erroneously only reflected an award of damages to one Plaintiff, Kevin Conner, rather than to all four Plaintiffs. Counsel indicated that each of the four Plaintiffs were due, respectively, judgments in the amount of $54,000 (Kevin Connor), $52,125 (Chirs Jones), $46,500 (Nobuki Kurita), and $50,250 (David Robson). Counsel represented that the total amount of the judgments, after calculation of daily interest, should be $222,062.28. On October 17, 2025, the Court held a hearing on Plaintiffs’ motion for correction of judgment nunc pro tunc pursuant to Code Civ. Proc. § 473(d) (ROA # 25). The court substantively granted the Motion, but with qualifying instructions. The Court found that Plaintiffs met their burden to establish the sums due to each one of them, but held that the proposed amended judgment was not in proper form. The Court directed Plaintiffs’ counsel to resubmit the form of judgment as specifying the sums due and owing to each individual Plaintiff, and to do so via a single long form judgment (on pleading paper) that specifies the amounts due and owing to each Plaintiff. It is expected that Plaintiffs’ counsel will submit the required amended form at any moment, and that judgment on the amended amount is imminent.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to “Note 10. Contingencies” and “Note 11. Subsequent Events – Legal Proceedings” in our Condensed Consolidated Financial Statements included in this Report.

Item 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Form 10-K, which could affect our business, financial condition, or operating results. The risks we describe in our periodic reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or operating results. For the quarter ended June 30, 2025, the Company is not aware of any specific new and additional risk factors that were not previously disclosed.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Subsequent to the quarter ended June 30, 2025, the Company completed the following unregistered issuances of its equity securities:

●	On August 21, 2025, the Company entered into a Convertible Note Purchase Agreement with certain non-U.S. investors, providing for the sale of convertible promissory notes with an aggregate principal amount of $4 million. The notes bear interest at 7% per annum, mature on August 31, 2026, and are convertible into shares of our Common Stock at $0.24 per share. Holders of the convertible notes each converted their notes into 8,333,333 shares of Common Stock, issued on September 9 and October 30, 2025, respectively, for a total of 16,666,666 shares of Common Stock.

●	On September 2, 2025, the Company also closed a private offering of 220,000,000 shares of Common Stock to non-U.S. investors under a Securities Purchase Agreement dated August 25, 2025, for aggregate cash consideration of $55 million (at $0.25 per share). The first 148,100,000 shares were issued upon closing, and the remaining 71,900,000 shares were issued on October 29, 2025, following shareholder approval.

●	On October 22, 2025, holders of warrants previously issued on January 16, 2025 exercised their warrants in full at $0.39 per share, and the Company issued 25,641,023 shares of Common Stock on October 30, 2025, generating gross proceeds of approximately $10 million.

All of the foregoing issuances were not registered under the Securities Act of 1933 and were made in reliance on Regulation S as offshore transactions to non-U.S. persons.

(b) None.

(c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to the Articles of Incorporation filed on October 29, 2025 (incorporated by reference on Form 8-K as filed on October 31, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CIMG INC.

Date: November 3, 2025	By:	/s/ Jianshuang Wang
Jianshuang Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Feng Tian
Feng Tian
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

