Form 10-Q/A
period 2025-06-30
CIMG Inc.
filed 2025-11-07
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanation Note

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “Original Filing”), filed with the Securities and Exchange Commission on November 3, 2025, is being filed solely to amend Part I of the Original Filing in order to include additional disclosures that were inadvertently omitted from the Original Filing.

Specifically, this Amendment includes Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Items 3 and 4 of Part I (Quantitative and Qualitative Disclosures About Market Risk and Controls and Procedures, respectively), which were omitted in the Original Filing.

Except as described above, this Amendment does not modify or update any other disclosures presented in the Original Filing, including the Company’s financial statements. This Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update any forward-looking statements contained therein.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment sets forth the complete text of the affected Items as amended. New certifications of the Principal Executive Officer and Principal Financial Officer are also filed as exhibits hereto.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward -looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.

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

Nasdaq Listing Deficiency

On October 8, 2025, the Company received a delinquency notification letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (the “Nasdaq”) due to the Company’s non-compliance with Nasdaq Listing Rule 5620(a) and 5810(c)(2)(G) (the “Listing Rule”) as a result of the Company’s failure to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end. The Company held its Annual Meeting of Stockholders on October 28, 2025.

Results of Operations

During the current fiscal year, we began selling and shipping the maca series products. We do not expect the revenue for the nine months ending June 30, 2025 to predict future quarters, as the maca product line was still in the process of new channel expansion in the June quarter, and sales revenue declined in the June quarter.

Our results of operations for the nine months ended June 30, 2025 are influenced by the aforementioned transactions.

Comparison of three months ended June 30, 2025 and 2024

Revenue

	Three months ended June 30,		Change
	2025	2024	Dollars	%
Revenue	$61,578	$366,888	$(305,310)	(83.22)%

For the three months ended June 30, 2025, revenue decreased by $305,310, or approximately 83.22%, compared to the same period in 2024. The decline was primarily attributable to a significant reduction in sales of the Company’s original single-bag coffee products, which did not generate any revenue during the period. Revenue for the current quarter was mainly derived from sales of the maca series products, which have become the Company’s principal product line. To strengthen sales performance, management has actively expanded distribution channels and increased product launch activities to establish a stronger foundation for revenue growth in subsequent quarters.

Cost of sales and gross margin

	Three months ended June 30,		Change
	2025	2024	Dollars	%
Cost of sales	$56,445	$513,101	$(456,656)	(89.00)%
Gross profit (loss)	5,133	$(146,213)	$151,346	(103.51)%
Gross profit (loss) %	8.34%	(39.85)%	-	-

For the three months ended June 30, 2025, we recorded a gross profit of $5,133, compared to a gross loss of $146,213 for the same period in 2024. Our gross profit margin was 8.34% for the three months ended June 30, 2025, compared to (39.85)% for the prior-year period. The improvement in gross performance was primarily attributable to cost reductions resulting from the introduction of new products and the expansion of new sales channels.

Operating Expenses

	Three months ended June 30,		Change
	2025	2024	Dollars	%
Operating Expenses	$1,117,290	$1,335,371	$(218,081)	(16.33)%

For the three months ended June 30, 2025, the Company’s operating expenses were $1,117,290, representing a decrease of approximately 16.33% compared to $1,335,371 for the same period in 2024. The reduction was primarily driven by lower warehousing costs, decreased labor remuneration, and reduced professional service fees during the current period.

Net Loss

	Three months ended June 30,		Change
	2025	2024	Dollars	%
Net Loss	$1,068,242	$1,192,434	$(124,192)	(10.41)%

For the three months ended June 30, 2025, we incurred a net loss of $1,068,242, compared to a net loss of $1,192,434 for the same period in 2024. The decrease in net loss was primarily attributable to reductions in product costs, storage expenses, employee compensation, and professional service fees during the current period.

Comparison of nine months ended June 30, 2025 and 2024

Revenue

	Nine months ended June 30,		Change
	2025	2024	Dollars	%
Revenue	$84,431	$1,641,955	$(1,557,524)	(94.86)%

For the nine months ended June 30, 2025, our revenue decreased by $1,557,524, or approximately 94.86%, compared to the same period in 2024. The decline was primarily attributable to the Company’s strategic shift toward expanding new sales channels and intensifying new product launches during 2025, which are expected to support revenue growth in the fourth quarter.

Cost of sales and gross margin

	Nine months ended June 30,		Change
	2025	2024	Dollars	%
Cost of sales	$63,819	$1,820,140	$(1,756,321)	(96.49)%
Gross profit (loss)	$20,612	$(178,185)	$198,797	(111.57)%
Gross profit (loss) %	24.41%	(10.85)%	-	-

For the nine months ended June 30, 2025, we recorded a gross profit of $20,612, compared to a gross loss of $178,185 for the same period in 2024. Our gross profit margin was 24.41% for the nine months ended June 30, 2025, compared to a gross loss margin of 10.85% for the prior-year period. The improvement in gross performance was primarily driven by cost reductions resulting from the introduction of new products and the expansion of new sales channels.

Operating Expenses

	Nine months ended June 30,		Change
	2025	2024	Dollars	%
Operating Expenses	$3,387,725	$4,748,076	$(1,360,351)	(28.65)%

For the nine months ended June 30, 2025, the Company’s operating expenses were $3,387,725, representing a decrease of approximately 28.65% compared to $4,748,076 for the same period in 2024. The reduction was primarily attributable to lower warehousing costs, decreased labor remuneration, and reduced professional service fees during the current period.

Net Loss

	Nine months ended June 30,		Change
	2025	2024	Dollars	%
Net Loss	$2,990,047	$4,663,887	$(1,673,840)	35.89%

For the nine months ended June 30, 2025, we incurred a net loss of $2,990,047, compared to a net loss of $4,663,887 for the same period in 2024. The reduction in net loss was primarily attributable to lower product costs, decreased storage expenses, reduced labor compensation, and lower professional service fees during the current period.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of June 30, 2025, we had an accumulated deficit of approximately $85.3 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses because of the costs associated with operating as an exchange-listed public company. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

As of June 30, 2025, we had a cash balance of $35,958. Considering our current cash resources and our current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations for at least twelve months from June 30, 2025. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. A reduction in consumer demand for, or revenues from the sale of, our coffee products could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected revenues from sales of our coffee products, may change as a result of many factors currently unknown to us.

During the three months ended June 30, 2025, we issued no shares of common stock related to exercises of warrants and received no proceeds from the exercise of warrants.

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

We intend to seek to raise additional capital, including through public or private equity offerings, to support our operating activities for the next twelve months and beyond, and such funding may not be available to us on acceptable terms, or at all. The timing and amount of funds that we will need to raise will depend on a number of factors, including our ability to generate a sufficient amount of revenues from the sale of our maca series products to fund our business operations and the timing and amount of funds received upon the exercise for cash of outstanding warrants by the warrant holders. Until we can generate a sufficient amount of revenue, we may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders.

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

Notice

On October 8, 2025, the Company received a delinquency notification letter from the Listing Qualifications Staff of the Nasdaq due to the Company’s non-compliance with Nasdaq Listing Rule 5620(a) and 5810(c)(2)(G) as a result of the Company’s failure to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end. The Company is held its Annual Meeting of Stockholders on October 28, 2025.

Contractual Obligations

Our significant contractual cash requirements as of June 30, 2024, include payments for operating and finance lease liabilities. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of June 30, 2025, we had payments for lease obligations of approximately $97,486. We had no purchase obligations as of June 30, 2025.

Summary of Cash Flows

	Nine Months Ended June 30,
	2025	2024
Cash used in operating activities	$(11,233,693)	$(4,270,542)
Cash used in investing activities	$19,692	$(310,342)
Cash provided by financing activities	$10,964,632	$3,626,638
Cash provided by operating activities-discontinued operations	$-	311,578
Effect of foreign exchange on cash	$(178,895)	$34,257
Net change in cash	$(428,264)	$(608,411)

Operating Activities

Net cash used in operating activities from continuing operations was $11,233,693 for the nine months ended June 30, 2025, compared to $4,270,542 for the same period in 2024. The cash outflows were primarily related to purchases of raw materials and inventory, office rent, legal fees, and other professional expenses. Operating activities from discontinued operations provided no cash inflow for the nine months ended June 30, 2025, compared to $311,578 of cash provided during the corresponding period in 2024.

Investing Activities

Net cash provided by investing activities was $19,692 for the nine months ended June 30, 2025, compared to net cash used of $310,342 for the same period in 2024. Cash provided during the current period was primarily related to the acquisition of subsidiaries and the disposal of equipment, while cash used in the prior-year period was mainly attributable to purchases of equipment.

Financing Activities

Historically, we have funded our operations through the issuance of our equity securities.

Net cash provided by financing activities was $10,964,632 for the nine months ended June 30, 2025, primarily attributable to proceeds from a private placement. For the nine months ended June 30, 2024, net cash provided by financing activities totaled $3,626,638, mainly related to loan and lease repayments.

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the nine months ended June 30, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on July 30, 2025.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this Report based on the criteria for effective internal control described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2025.

As we are a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CIMG INC.

Date: November 7, 2025	By:	/s/ Jianshuang Wang
Jianshuang Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Feng Tian
Feng Tian
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

