Form 10-Q/A
period 2024-12-31
CIMG Inc.
filed 2025-11-18
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanation Note

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 (the “Original Filing”), filed with the Securities and Exchange Commission on August 26, 2025, is being filed solely to amend Part I of the Original Filing in order to include additional disclosures that were inadvertently omitted from the Original Filing.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CIMG Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2024	September 30, 2024
ASSETS
Current assets:
Cash & cash equivalents	$124,715	$464,222
Inventories, net	4,608,307	4,548,035
Assets Held for Sale-Current	10,736	10,736
Prepaid expenses and other current assets	291,162	382,648
Total current assets	5,034,920	5,405,641

Non-current assets:
Property and equipment, net	1,997	2,268
Right-of-use asset - operating lease	58,397	99,746
Intangible assets, net	72,500	80,000
Total non current liabilities	132,894	182,014

Total assets	$5,167,814	$5,587,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,820,200	$2,240,337
Short term loan	433,512	1,920,507
Current portion of lease liability - operating lease	58,303	100,962
Convertible Notes	678,308	1,063,624
Convertible Note-related party	-	319,220
Other payables-related party	18,000	7,500
Other current liabilities	631,921	586,173
Total current liabilities	3,640,244	6,238,323

Total liabilities	$3,640,244	$6,238,323

Stockholders’ equity:
10,739,800 and 4,978,245 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	107	50
Additional paid in capital	85,167,073	81,260,605
Accumulated deficit	(83,880,971)	(82,344,722)
Accumulated other comprehensive income	241,361	433,399
Total stockholders’ equity	1,527,570	(650,668)

Total liabilities and stockholders’ equity	$5,167,814	$5,587,655

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

Results of Operations

During the current fiscal year, we began selling and shipping the maca series products. We do not expect the revenue for the three months ending December 31, 2024 to predict future quarters, as the maca product line was still in the process of new channel expansion in the December quarter, and sales revenue declined in the December quarter.

Our results of operations for the three months ended December 31, 2024 are influenced by the aforementioned transactions.

Comparison of three months ended December 31, 2024 and 2023

Revenue

	Three months ended December 31,		Change
	2024	2023	Dollars	%
Revenue	$22,853	$965,932	$(943,079)	(97.63)%

For the three months ended December 31, 2024, revenue decreased by $943,079, or approximately 97.63%, compared to the same period in 2023. The decline was primarily attributable to a significant reduction in sales of the Company’s original single-bag coffee products, which did not generate any revenue during the period. Revenue for the current quarter was mainly derived from sales of the maca series products, which have become the Company’s principal product line. To strengthen sales performance, management has actively expanded distribution channels and increased product launch activities to establish a stronger foundation for revenue growth in subsequent quarters.

Cost of sales and gross margin

	Three months ended December 31,		Change
	2024	2023	Dollars	%
Cost of sales	$7,374	$841,398	$(834,024)	(99.12)%
Gross profit (loss)	15,479	$124,534	$(109,055)	(87.57)%
Gross profit (loss) %	67.73%	12.89%	-	-

For the three months ended December 31, 2024, we recorded a gross profit of $15,479, compared to a gross profit of $124,534 for the same period in 2023. Our gross profit margin was 67.73% for the three months ended December 31, 2024, compared to 12.89% for the prior-year period. The improvement in gross performance was primarily attributable to cost reductions resulting from the introduction of new products.

Operating Expenses

	Three months ended December 31,		Change
	2024	2023	Dollars	%
Operating Expenses	$1,517,758	$2,145,642	$(627,884)	(29.26)%

For the three months ended December 31, 2024, the Company’s operating expenses were $1,517,758, representing a decrease of approximately 29.26% compared to $2,145,642 for the same period in 2023. The reduction was primarily driven by lower warehousing costs, decreased labor remuneration, and reduced professional service fees during the current period.

Net Loss

	Three months ended December 31,		Change
	2024	2023	Dollars	%
Net Loss	$1,536,249	$2,148,611	$(612,362)	(28.50)%

For the three months ended December 31, 2024, we incurred a net loss of $1,536,249, compared to a net loss of $2,148,611 for the same period in 2023. The decrease in net loss was primarily attributable to reductions in product costs, storage expenses, employee compensation, and professional service fees during the current period.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of December 31, 2024, we had an accumulated deficit of approximately $83.88 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses because of the costs associated with operating as an exchange-listed public company. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

As of December 31, 2024, we had a cash balance of $124,715. Considering our current cash resources and our current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations for at least twelve months from December 31, 2024. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. A reduction in consumer demand for, or revenues from the sale of, our coffee products could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected revenues from sales of our coffee products, may change as a result of many factors currently unknown to us.

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

Contractual Obligations

Our significant contractual cash requirements as of December 31, 2024, include payments for operating and finance lease liabilities. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of December 31, 2024, we had payments for lease obligations of approximately $42,659. We had no purchase obligations as of December 31, 2024.

Summary of Cash Flows

	Three Months Ended December 31,
	2024	2023
Cash used in operating activities	$(1,338,781)	$(2,193,439)
Cash used in investing activities	$-	$(307,044)
Cash provided by financing activities	$1,191,312	$1,659,855
Cash used in operating activities-discontinued operations	$-	(68,582)
Effect of foreign exchange on cash	$(192,038)	$42,408
Net change in cash	$(339,507)	$(866,802)

Operating Activities

Net cash used in operating activities from continuing operations was $1,338,781 for the three months ended December 31, 2024, compared to $2,193,439 for the same period in 2023. The cash outflows were primarily related to purchases of raw materials and inventory, office rent, legal fees, and other professional expenses. Operating activities from discontinued operations provided no cash inflow and cash outflows for the three months ended December 31, 2024, compared to $68,582 of cash outflows during the corresponding period in 2023.

Investing Activities

Net cash provided by investing activities was $Nil for the three months ended December 31, 2024, compared to net cash used of $307,044 for the same period in 2023. Cash used in the prior-year period was mainly attributable to purchases of equipment.

Financing Activities

Historically, we have funded our operations through the issuance of our equity securities.

Net cash provided by financing activities was $1,191,312 for the three months ended December 31, 2024, primarily attributable to proceeds from a private placement. For the three months ended December 31, 2023, net cash provided by financing activities totaled $1,659,855, was primarily related to the issuance of equity securities.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended December 31, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on July 30, 2025.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this Report based on the criteria for effective internal control described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31,2024.

As we are a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CIMG INC.

Date: November 18, 2025	By:	/s/ Jianshuang Wang
Jianshuang Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Feng Tian
Feng Tian
(Principal Financial Officer and Principal Accounting Officer)

