Form 10-Q/A
period 2025-03-31
CIMG Inc.
filed 2025-11-18
CIK 1527613

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

Explanation Note

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Original Filing”), filed with the Securities and Exchange Commission on September 24, 2025, is being filed solely to amend Part I of the Original Filing in order to include additional disclosures that were inadvertently omitted from the Original Filing.

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

Item 1. Financial Statements

CIMG Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2025	2024
ASSETS
Current assets:
Cash & cash equivalents	$2,404	$464,222
Accounts receivable, net	79,941	-
Inventories, net	12,751,596	4,548,035
Assets Held for Sale-Current	-	10,736
Prepaid expenses and other current assets	184,456	382,648
Total current assets	13,018,397	5,405,641

Non-current assets:
Property and equipment, net	2,468	2,268
Right-of-use asset - operating lease	16,446	99,746
Intangible assets, net	65,000	80,000
Total non-current assets	83,914	182,014

Total assets	$13,102,311	$5,587,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,535,087	$2,240,337
Short term loan	433,511	1,920,507
Current portion of lease liability - operating lease	14,574	100,962
Convertible Notes	-	1,063,624
Convertible Note-related party	-	319,220
Other payables-related party	28,500	7,500
Other current liabilities	469,217	586,173
Total current liabilities	2,480,889	6,238,323

Total liabilities	$2,480,889	$6,238,323

Stockholders’ equity:
30,197,418 and 4,978,245 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	302	50
Additional paid in capital	95,166,878	81,260,605
Subscription receivable	(438,701)	-
Accumulated deficit	(84,266,527)	(82,344,722)
Accumulated other comprehensive income	178,844	433,399
Total stockholders’ equity of the Company	10,640,796	(650,668)

Non-controlling interests	(19,374)	-
Total stockholders’ equity	10,621,422	(650,668)

Total liabilities and stockholders’ equity	$13,102,311	$5,587,655

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

CIMG Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	March 31, 2025	March 31, 2024

Operating activities:
Net loss from continuing operations	$(1,921,805)	$(3,471,452)
Losses caused by the termination of business	-	(331,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,444	102,256
Noncash lease expense	83,300	131,607
Stock option expense	-	65,948
Common stock compensation	523,680	-
Loss from equity method investment	-	2,123
Loss on acquisition	20,164	-
Change in operating assets and liabilities:
Accounts receivable	(71,034)	151,088
Inventories	(8,147,696)	(243,298)
Prepaid expenses and other current assets	206,027	68,288
Other assets	-	4,707
Accounts payable	(783,038)	822,047
Deferred income	-	(74,363)
Lease liability – operating lease	(86,388)	(187,575)
Accrued expenses and other current liabilities	(132,988)	(55,342)
Other non-current liabilities	-	73,997
Net cash used in operating activities	(10,294,334)	(2,609,969)

Discontinued Operations:
Interest income(expense), net	-	170
Depreciation from discontinued operations	-	5,933
Changes in operating assets and liabilities	-	327,972
Cash flows generated from discontinued business operations	-	2,985

Investing activities:
Purchase of equipment	-	(306,241)
Proceeds from disposal of equipment	10,736	-
Cash received from the acquisition of subsidiaries	2,031	-
Net cash provided by (used in) investing activities	12,767	(306,241)

Financing activities:
Proceeds from loans	(1,486,995)	-
Repayment of loans	-	(190,675)
Repayment of finance lease	-	(15,297)
Borrowings from loans	-	191,094
Proceeds from sales of future receipts	-	195,001
Proceeds from equipment finance	-	262,893
Proceeds from private placement	2,000,000	159,656
Proceeds from issuance of common stock, ATM offering, net of issuance cost	9,561,299	1,099,254
Proceeds from exercise of options	-	177,864
Net cash provided by financing activities	10,074,304	1,879,790

Effect of foreign exchange on cash	(254,555)	50,566

Net change in cash	(461,818)	(982,869)

Cash, beginning of period	464,222	982,869
Cash, end of period	$2,404	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$1,338
Cash paid for taxes	-	2,618
Subscription receivable	438,701	-

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

Results of Operations

During the current fiscal year, we began selling and shipping the maca series products. We do not expect the revenue for the six months ending March 31, 2025 to predict future quarters, as the maca product line was still in the process of new channel expansion in the March quarter, and sales revenue declined in the March quarter.

Our results of operations for the three months ended March 31, 2025 are influenced by the aforementioned transactions.

Comparison of three months ended March 31, 2025 and 2024

Revenue

	Three months ended March 31,		Change
	2025	2024	Dollars	%
Revenue	$-	$323,406	$(323,406)	(100.00)%

For the three months ended March 31, 2025, revenue decreased by $323,406, or approximately100.00%, compared to the same period in 2024. The decline was primarily attributable to a significant reduction in sales of the Company’s original single-bag coffee products, which did not generate any revenue during the period. This quarter, the main focus was on expanding the sales channels of maca series products. The management actively expanded the distribution channels and increased product launch activities to lay a more solid foundation for the revenue growth in the subsequent quarters.

Cost of sales and gross margin

	Three months ended March 31,		Change
	2025	2024	Dollars	%
Cost of sales	$-	$479,911	$(479,911)	(100.00)%
Gross profit (loss)	-	$(156,505)	$(156,505)	(100.00)%
Gross profit (loss) %	-%	(48.39)%	-	-

For the three months ended March 31, 2025, we recorded a gross profit of $Nil, compared to a gross loss of $156,505 for the same period in 2024. Our gross profit margin was Nil% for the three months ended March 31, 2025, compared to (48.39)% for the prior-year period. This is because in this quarter, the main focus was on expanding the sales channels of maca series products, and the products did not generate any revenue.

Operating Expenses

	Three months ended March 31,		Change
	2025	2024	Dollars	%
Operating Expenses	$752,677	$1,267,063	$(514,386)	(40.60)%

For the three months ended March 31, 2025, the Company’s operating expenses were $752,677, representing a decrease of approximately 40.60% compared to $1,267,063 for the same period in 2024. The reduction was primarily driven by lower warehousing costs, decreased labor remuneration, and reduced professional service fees during the current period.

Net Loss

	Three months ended March 31,		Change
	2025	2024	Dollars	%
Net Loss	$385,556	$1,653,931	$(1,268,375)	(76.69)%

For the three months ended March 31, 2025, we incurred a net loss of $385,556, compared to a net loss of $1,653,931 for the same period in 2024. The decrease in net loss was primarily attributable to reductions in product costs, storage expenses, employee compensation, and professional service fees during the current period.

Comparison of six months ended March 31, 2025 and 2024

Revenue

	Six months ended March 31,		Change
	2025	2024	Dollars	%
Revenue	$22,853	$1,289,338	$(1,266,485)	(98.23)%

For the six months ended March 31, 2025, our revenue decreased by $1,266,485, or approximately 98.23%, compared to the same period in 2024. The decline was primarily attributable to the Company’s strategic shift toward expanding new sales channels and intensifying new product launches during 2025, which are expected to support revenue growth in the fourth quarter.

Cost of sales and gross margin

	Six months ended March 31,		Change
	2025	2024	Dollars	%
Cost of sales	$7,374	$1,321,309	$(1,313,935)	(99.44)%
Gross profit (loss)	$15,479	$(31,971)	$47,450	(148.42)%
Gross profit (loss) %	67.73%	(2.48)%	-	-

For the six months ended March 31, 2025, we recorded a gross profit of $15,479, compared to a gross loss of $31,971 for the same period in 2024. Our gross profit margin was 67.73% for the six months ended March 31, 2025, compared to a gross loss margin of 2.48% for the prior-year period. The improvement in gross performance was primarily driven by cost reductions resulting from the introduction of new products and the expansion of new sales channels.

Operating Expenses

	Six months ended March 31,		Change
	2025	2024	Dollars	%
Operating Expenses	$2,270,435	$3,412,705	$(1,142,270)	(33.47)%

For the six months ended March 31, 2025, the Company’s operating expenses were $2,270,435, representing a decrease of approximately 33.47% compared to $3,412,705 for the same period in 2024. The reduction was primarily attributable to lower warehousing costs, decreased labor remuneration, and reduced professional service fees during the current period.

Net Loss

	Six months ended March 31,		Change
	2025	2024	Dollars	%
Net Loss	$1,921,805	$3,802,542	$(1,880,737)	(49.46)%

For the six months ended March 31, 2025, we incurred a net loss of $1,921,805, compared to a net loss of $3,802,542 for the same period in 2024. The reduction in net loss was primarily attributable to lower product costs, decreased storage expenses, reduced labor compensation, and lower professional service fees during the current period.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of March 31, 2025, we had an accumulated deficit of approximately $84.27 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses because of the costs associated with operating as an exchange-listed public company. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

As of March 31, 2025, we had a cash balance of $2,404. Considering our current cash resources and our current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations for at least twelve months from March 31, 2025. This evaluation is based on relevant conditions and events that are currently known or reasonably knowable. A reduction in consumer demand for, or revenues from the sale of, our coffee products could further constrain our cash resources. We have based these estimates on assumptions that may prove to be wrong, and our operating projections, including our projected revenues from sales of our coffee products, may change as a result of many factors currently unknown to us.

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

Contractual Obligations

Our significant contractual cash requirements as of March 31, 2025, include payments for operating and finance lease liabilities. Additionally, we may incur purchase obligations in the ordinary course of business that are enforceable and legally binding and enter into enforceable agreements to purchase goods or services that specify all significant terms, including fixed or minimum quantities to be purchased and fixed or estimated prices to be paid at the time of settlement. As of March 31, 2025, we had payments for lease obligations of approximately $86,388. We had no purchase obligations as of March 31, 2025.

Summary of Cash Flows

	Six Months Ended March 31,
	2025	2024
Cash used in operating activities	$(10,294,334)	$(2,609,969)
Cash provided by (used in) investing activities	$12,767	$(306,241)
Cash provided by financing activities	$10,074,304	$1,879,790
Cash provided by operating activities-discontinued operations	$-	2,985
Effect of foreign exchange on cash	$(254,555)	$50,566
Net change in cash	$(461,818)	$(982,869)

Operating Activities

Net cash used in operating activities from continuing operations was $10,294,334 for the six months ended March 31, 2025, compared to $2,609,969 for the same period in 2024. The cash outflows were primarily related to purchases of raw materials and inventory, office rent, legal fees, and other professional expenses. Operating activities from discontinued operations provided no cash inflow and cash outflows for the six months ended March 31, 2025, compared to $2,985 of cash inflows during the corresponding period in 2024.

Investing Activities

Net cash provided by investing activities was $12,767 for the six months ended March 31, 2025, compared to net cash used of $306,241 for the same period in 2024. Cash provided during the current period was primarily related to the acquisition of subsidiaries and the disposal of equipment, while cash used in the prior-year period was mainly attributable to purchases of equipment.

Financing Activities

Historically, we have funded our operations through the issuance of our equity securities.

Net cash provided by financing activities was $10,074,304 for the six months ended March 31, 2025, primarily attributable to proceeds from private placement and issuance of common stock. For the six months ended March 31, 2024, net cash provided by financing activities totaled $1,879,790, was primarily related to the issuance of equity securities.

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the six months ended March 31, 2025, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on July 30, 2025.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this Report based on the criteria for effective internal control described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2025.

As we are a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

