Form 10-K
period 2025-09-30
CIMG Inc.
filed 2026-02-13
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-39338

CIMG Inc.

(exact name of registrant as specified in its charter)

Nevada	38-3849791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Room R2, FTY D, 16/F, Kin Ga Industrial Building,

9 San On Street, Tuen Mun, Hong Kong

(Address of principal executive offices)

Registrant’s telephone number, including area code

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (based on the price at which the registrant’s Common Stock was last sold as of March 31, 2025, the last business day of the most recently completed second fiscal quarter), was approximately $16,194,875.

As of February 9, 2026, there were outstanding 15,483,547 shares of the registrant’s Common Stock, $0.00001 par value.

Our Holding Company Structure and Risks Related to Doing Business in China

Our business operations are partially based in China, and our PRC Subsidiaries are subject to certain legal and operational risks associated with being based in China. On December 28, 2021, the Cyberspace Administration of China (“CAC”), and 12 other relevant PRC government authorities published the amended Cybersecurity Review Measures, which came into effect on February 15, 2022. The final Cybersecurity Review Measures provide that a “network platform operator” that possesses personal information of more than one million users and seeks a listing in a foreign country must apply for a cybersecurity review. Further, the relevant PRC governmental authorities may initiate a cybersecurity review against any company if they determine certain network products, services, or data processing activities of such company affect or may affect national security. As of the date of this report, our Company and its subsidiaries have not been involved in any investigations on cybersecurity review initiated by any PRC regulatory authority, nor has any of them received any inquiry, notice or sanction. As advised by our PRC counsel, Guangdong Shenmou Law Firm (“Guangdong Shenmou”), we do not believe that we are subject to: (a) the cybersecurity review with the CAC, as we do not possess a large amount of personal information in our business operations, and our business does not involve the collection of data that affects or may affect national security, implicates cybersecurity, or involves any type of restricted industry; or (b) merger control review by China’s anti-monopoly enforcement agency due to the fact that we do not engage in monopolistic behaviors that are subject to these statements or regulatory actions. However, the interpretation, application and enforcement of PRC laws and regulations remain uncertain, and future regulatory developments could subject us to additional review or approval requirements.

On February 17, 2023, the China Securities Regulatory Commission (“CSRC”) issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which became effective on March 31, 2023. Pursuant to the Trial Measures, PRC companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC. As advised by our PRC counsel, Guangdong Shenmou, we are a company incorporated in the State of Nevada, United States, and the operation of a portion of our business in the PRC does not, by itself, subject us to the Trial Measures or related filing requirements. However, due to uncertainties in the interpretation of PRC laws and regulations, as well as ongoing regulatory reviews of overseas listings involving PRC companies through offshore holding structures, we may be required to submit a filing with the CSRC in the future in connection with our operations in China. Such risks could result in a material change in our operations and/or the value of our securities and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Item 1A—Risk Factors—Risks Associated With Doing Business in China” and the associated risk factor on page 20.

Since 2021, the Chinese government has strengthened its anti-monopoly supervision, mainly in three aspects: (1) establishing the National Anti-Monopoly Bureau; (2) revising and promulgating anti-monopoly laws and regulations, including: the Anti-Monopoly Law (draft Amendment published on October 23, 2021 for public opinions), the anti-monopoly guidelines for various industries, and the detailed Rules for the Implementation of the Fair Competition Review System; and (3) expanding the anti-monopoly law enforcement targeting Internet companies and large enterprises. As of the date of this report, the Chinese government’s recent statements and regulatory actions related to anti-monopoly concerns have not impacted our ability to conduct business, accept foreign investments, or list on a U.S. or other foreign exchange because neither the Company nor its PRC operating entities engage in monopolistic behaviors that are subject to these statements or regulatory actions. Please see “Item 1A—Risk Factors—Risks Associated With Doing Business in China” and the associated risk factor on page 20.

Permissions Required from the PRC Authorities for Our Operations

We are also subject to legal and operational risks associated with being based in and having part of our operations in China. These risks may result in a material change in our operations, or a complete hindrance of our ability to offer or continue to offer our securities to investors, and could cause the value of such securities to significantly decline or become worthless. Recently, the PRC government initiated a series of regulatory actions and guidelines to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council, or the State Council, jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. On December 28, 2021, the CAC, together with 12 other governmental departments of the PRC, jointly promulgated the Cybersecurity Review Measures, which became effective on February 15, 2022. Article 7 of the Cybersecurity Review Measures stipulates that “Network platform operators that hold personal information of more than one million users and plan to go public abroad must report to the Cybersecurity Review Office for a cybersecurity review.”

As confirmed by our PRC counsel, Guangdong Shenmou, since we are not an online platform operator that possesses over one million users’ personal information, we are not subject to the cybersecurity review with the CAC under the Cybersecurity Review Measures, and for the same reason, we will not be subject to the network data security review by the CAC though another bill, the Regulations on the Security Management of Network Data, came into effect on January 1, 2025. As such, we believe that, as of the date of this report, we are compliant with the regulations and policies that have been issued by the CAC. As of the date of this report, these new laws and guidelines have not impacted the Company’s ability to conduct its business, accept foreign investments, or list on a U.S. or other foreign exchange; however, there are uncertainties in the interpretation and enforcement of these new laws and guidelines, which could materially and adversely impact our business and financial outlook. See “Item 1A—Risk Factors—Risks Associated With Doing Business in China.”

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines, which came into effect on March 31, 2023. The Standing Committee of the National People’s Congress (the “SCNPC”) or PRC regulatory authorities may in the future promulgate additional laws, regulations, or implementing rules that require us to obtain regulatory approval from Chinese authorities. If we do not receive or maintain such approval, or inadvertently conclude that such approval is not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of the shares of our common stock (“Common Stock”), significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

Cash Flows through Our Organization

CIMG and DZR Tech may transfer cash to our PRC subsidiaries through capital injections and intra-group loans. As advised by our PRC counsel, Guangdong Shenmou, current PRC regulations permit Beijing Zhongyan to pay dividends to DZR Tech, only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. If we determine to pay dividends on any of our Common Stock in the future, as a holding company, we will be dependent on receipt of funds from our Hong Kong subsidiary, DZR Tech. DZR Tech will rely on payments made from Beijing Zhongyan, which will in turn rely on payments made from Beijing Xilin, Shanghai Huomao, and Henan Zhongyan. In addition, Beijing Zhongyan requires at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital.

During the fiscal years ended September 30, 2025 and 2024, there were no cash transfers between the Company and its subsidiaries.

Under the PRC laws and regulations, we are subject to restrictions on foreign exchange and cross-border cash transfers, including to CIMG, our non-PRC Subsidiaries, and U.S. investors. Our ability to distribute earnings to CIMG, non-PRC Subsidiaries, and U.S. investors is also limited. We are partially relying on dividends and other distributions on equity from our PRC Subsidiaries for our cash requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and service any debt we may incur outside of mainland China. Current mainland China regulations permit our PRC Subsidiaries to pay dividends to us only out of their accumulated after-tax profits upon satisfaction of relevant statutory conditions and procedures, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our PRC Subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. These reserves, together with the registered capital, are not distributable as cash dividends. Additionally, if our PRC Subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends or make other distributions to us. In addition, the revenue and assets of our PRC Subsidiaries are generally denominated in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC Subsidiaries to pay dividends to us.

We have established certain controls and procedures for cash flows within our organization. Each transfer of cash among our Nevada holding company and our subsidiaries is subject to internal approval to maximize oversight, minimize risk, and ensure compliance with applicable laws and regulations. See “Item 1A—Risk Factors—Risks Associated With Doing Business in China.”

Cash Management Policies

The Company has comprehensive cash management policies in place, including specific policies governing approvals with respect to fund transfers throughout our organization.

Our board of directors (“Board of Directors”) and its audit committee (“Audit Committee”) oversee the Company’s major financial risk exposures. The Company maintains an authorization policy on cash management, setting forth the scope of authority for certain treasury matters that are delegated by the Board of Directors to management. Under this policy, certain treasury matters, such as intercompany loans, bank borrowings, short-term and long-term investments and dividends distributed from the Company’s subsidiaries to the holding company, are clearly defined, with the level of approval required for each matter specifically identified.

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

The Holding Foreign Companies Accountable Act

On April 21, 2020, the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board of the United States (the “PCAOB”) released a joint statement highlighting the risks associated with investing in companies based in or having substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On December 16, 2021, the PCAOB issued a report on its determination that the PCAOB was unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the PRC, because of positions taken by PRC authorities in those jurisdictions. The Board made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (the “HFCA Act”).

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

Our auditor, Assentsure PAC, an independent registered public accounting firm, is a PCAOB-registered public accounting firm headquartered in Singapore. Our current auditor is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess an auditor’s compliance with the applicable professional standards, and have been inspected by the PCAOB on a regular basis. As such, as of the date of this report, our listing is not affected by the HFCA Act and related regulations. However, the recent developments would add uncertainties to our listing and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as related to the audit of our financial statements. Furthermore, there is a risk that our auditor cannot be inspected by the PCAOB in the future. The lack of inspection could cause trading in our securities to be prohibited on a national exchange or in the over-the-counter trading market under the HFCA Act and related regulations, and, as a result, Nasdaq may determine to delist our securities, which may cause the value of our securities to decline or become worthless. See “Item 1A. Risk Factors—Risks Associated With Doing Business in China” call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our listing on the Nasdaq Capital Market and Nasdaq may determine to delist our securities if the PCAOB determines that it cannot inspect or fully investigate our auditor, which may cause the value of our securities to decline or become worthless.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “target,” “seek,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding:

●

our plans to obtain funding for our operations, including the funds required for technological development, product production and product commercialization, as well as the funds necessary to ensure the company’s continuous operation.;

●	our expectation that our existing capital resources will be sufficient to fund our operations for at least the next twelve months and our expectation to need additional capital to fund our planned operations beyond that;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our expectations regarding our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market;

●	the impact to our business, including any supply chain interruptions, resulting from changes in general economic, business and political conditions, including changes in the financial markets and macroeconomic conditions resulting from a pandemic;

●	the market size and growth trend of our products;

●	our ability to compete with those companies that sell similar products;

●	our ability to successfully achieve the anticipated results of strategic transactions;

●	our expectations for future sales revenue;

●	our reliance on raw material suppliers or product manufacturers is to enable us to better produce our products and offer a wider variety of products to our customers.;

●	regulatory developments in the U.S. and in non-U.S. countries;

●	our ability to retain key management, sales and marketing personnel;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

●	our ability to develop and maintain our corporate infrastructure, including our internal control over financial reporting;

●	the outcome of pending, threatened or future litigation;

●	our financial performance; and

●	our use of the net proceeds from our recent offering.

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

REFERENCES

As used in this report:

●	“$”, “US$”, “USD” or “U.S. Dollars” refers to the legal currency of the United States;

●	“Beijing Xilin” refers to Xilin Online (Beijing) E-commerce Co., Ltd, a limited liability company organized under the laws of the People’s Republic of China, 51% of which equity interest is owned by Beijing Zhongyan;

●	“Beijing Zhongyan” refers to Zhongyan Shangyue Technology Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China, which is wholly owned by DZR Tech;

●	“Beijing Shangyue” refers to Beijing Zhongyan Shangyue Holdings Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China, which is wholly owned by Beijing Zhongyan;

●	“Braincon HK” refers to Braincon Limited, a Hong Kong limited company, which is wholly owned by DZR Tech;

●	“Beijing Xinmiao” refers to Beijing Xin Miao Shi Dai Technology Development Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China, which is wholly owned by Braincon HK;

●	“Common Stock” refers to our common stock, US$0.00001 par value per share;

●	“DZR Tech” refers to DZR Tech Limited, a Hong Kong limited company, which is wholly owned by the Company;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“Henan Zhongyan” refers to Henan Zhongyan Shangyue Technology Co., Ltd, a limited liability company organized under the laws of the People’s Republic of China, which is wholly owned by Beijing Zhongyan;

●	“Nuanyou” refers to Henan Nuanyou Agricultural Technology Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China, which is wholly owned by Henan Zhongyan;

●	“non-PRC Subsidiaries” refers to Wewin, DZR Tech, and Singapore CIMG;

●	“PRC Subsidiaries” refers to Beijing Zhongyan, Beijing Shangyue, Henan Zhongyan, Nuanyou, Beijing Xilin, and Shanghai Huomao, Zhimeng, and Zhutai;

●	“PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this report only, Hong Kong SAR, Macau SAR and Taiwan;

●	“RMB” or “Renminbi” refers to the legal currency of China;

●	“SEC” refers to the Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	“Shanghai Huomao” refers to Shanghai Huomao Cultural Development Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China, which is 51% owned by Beijing Zhongyan;

●	“Zhutai” refers to Guizhou Zhutai Huomao Liquor Industry Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China, which is 90% owned by Shanghai Huomao;

●	“Zhimeng” refers to Shenzhen Zhi Meng Qi Yang Technology Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China, 51% of which equity interest is owned by Beijing Zhongyan;

●	“Singapore CIMG” refers to CIMG PTE. LTD., a Singapore limited liability company, which is wholly owned by the Company;

●	“we”, “us”, “our”, “CIMG” and the “Company” refer to CIMG Inc.; and

●	“Wewin” refers to WEWIN TECHNOLOGY LLC, a Florida limited liability company, which is wholly owned by the Company;

PART I

ITEM 1. BUSINESS.

Overview

CIMG is a company incorporated in Nevada and has been listed on Nasdaq since June 2020. We were formerly known as “Nuzee, Inc.” with a previous ticker symbol “NUZE”, and we changed our corporate name and ticker symbol to “CIMG Inc.” and “IMG” in October 2024. We previously focused on specialty coffee and related technologies, but we are now expanding our sales and distribution channels in Asia to provide a wider variety of healthy foods to Asian customers. We also help our customers and distributors maximize user growth and product sales through AI computing technology. These AI services have supported our expansion in Asia.

On June 7, 2024, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Masateru Higashida, our former Chief Executive Officer and Director, pursuant to which we sold all issued and outstanding shares of our wholly-owned subsidiaries, NuZee KOREA Ltd. and NuZee Investment Co., Ltd., to Mr. Higashida. The sale was completed in June 2024.

Since July 2024, we have been undergoing a transformation in digital marketing, distribution, and sales. As part of this transformation, we have expanded our sales and distribution network to include Maca-enhanced food and beverages, reaffirming our commitment to reshaping the online marketing, sales, and distribution landscape for consumer products.

Maca, a plant in the Brassicaceae family that originated in South America, has oval leaves and a root that resembles a small round radish. It is edible and is widely regarded as a natural “superfood” Maca is rich in nutrients and is believed to nourish and strengthen the human body, and it is often referred to as “South American ginseng”. The primary cultivation regions for Maca include the Andes Mountains in South America and the Jade Dragon Snow Mountain area in Lijiang, Yunnan, China.

We have secured exclusive distribution and sales rights in Asia for a three-year term for “Kangduoyuan” brand Maca products. The product portfolio under this agreement includes Maca Peptide Coffee, Maca-Noni, Maca Wine, Maca Purified Powder, and other Maca-related offerings. We promote these products through a digital marketing strategy and online sales channels, which has supported our Maca series growth. See “—Recent Developments.”

Since July 2024, we launched the “Homology of Medicine and Food” series. including Huomao-branded products, exosome eye drops and other health and wellness products. The Homology of Medicine and Food Series is guided by traditional Chinese medicine theory, incorporates modern nutritional principles to identify the functional attributes of certain foods and food-derived ingredients. we are committed to providing healthier and more suitable health and wellness products for Asian customers. The launch of the new product effectively contributed to the growth of our sales.

We source, market, and distribute health and wellness products, including Maca-based dietary supplements, functional foods, and beauty products. We leverage technology and data-driven marketing tools to support product promotion and sales. We are committed to providing high-quality products with a focus on responsible and sustainable sourcing to consumers seeking to enhance their health and wellness. We sell our products through online channels and a network of retail partners, including grocery stores, convenience stores, and vending machines.

Since September 2025, we launched the “Computing Power Product” series. We provide customers with hardware devices, such as GPUs integrated with artificial intelligence data-processing modules. These modules are embedded in the GPUs and tailored to the characteristics and needs of each industry. The modules enable industry-specific data learning, helping applications develop more accurate data-processing patterns, and intelligently complete operational tasks. We primarily sell these products to business customers, who then integrate them into their own servers, core processors, and other computing infrastructure and deliver solutions to their end users. We continuously refine our artificial intelligence data-processing templates and enhance the learning capabilities of the modules to deliver more accurate intelligent services across a broad range of industries.

The diagram below is our corporate structure as of the date of this Report.

CIMG Inc.
(IMG.US)
100%
100%
100%
CIMG PTE. LTD.
(Singaporpe)
DZR Tech Limited
(Hong Kong)
Wewin Technology LLC
(US)
100%
100%
Braincon Limited
(Hong Kong)
100%
Zhongyan Shangyue Technology Co., Ltd.
(China)
Beijing Xinmiao Shidai Technology Development Co., Ltd.
(China)
100%
100%
51%
51%
51%
Henan Zhongyan Shangyue Technology Co., Ltd.
(China)
Beijing Zhongyan Shangyue Holdings Co., Ltd.
(China)
Xilink Online (Beijing) Ecommerce Co., Ltd.
(China)
Shanghai Huomao Cultural Development Co., Ltd.
(China)
Shenzhen Zhiimeng Qi Yang Technology Co., Ltd.
(China)
100%
90%
Henan Nuanyou Agricultural Technology Co., Ltd.
(China)
Guizhou Zhutai Huomao Liquor Industry Co., Ltd.
(China)

Our sources of revenue

(i) The Maca Series

In the fourth quarter of the fiscal year ended September 30, 2024, we launched our health-focused product line in Asia, the Maca Series. Maca, a plant native to South America and a member of the Brassicaceae family, is known for its nutritional value and adaptogenic properties. Often referred to as “South American ginseng,” Maca is prized for its ability to support stamina, vitality, and overall wellness. It is primarily cultivated in the Andes Mountains in south America, and Jade Dragon Snow Mountain in Yunnan Province, China.

As of the date of this Report, our Maca Series product line includes Maca Peptide Coffee, Maca-Noni, Maca Purified Powder, and Maca Wine. Each product features green purification factors derived from the Maca plant, resulting in a natural and clean composition.

Maca Peptide Coffee

Our Maca Peptide Coffee is characterized by a strong yet smooth, non-bitter taste with a subtle fruity aroma. It is medium-roasted and contains no added sugar, preserving its original flavor profile. The primary ingredients include Maca peptide, yellow essence, and Malaysian white coffee. In our formulation, coffee is added mainly to enhance flavor and provide a familiar coffee taste, while the functional attributes are derived primarily from Maca and yellow essence.

We use high-quality Maca grown at altitudes of no less than 3,200 meters, with an average yield of approximately 70 kilograms per mu. The Maca is cultivated without the use of pesticides, fertilizers, or growth enhancers. To maximize potency, harvesting occurs only after the leaves have turned brown, which is intended to ensure the effectiveness of the raw material.

Maca-Noni

Maca-Noni is a Maca-enhanced, plant-based energy drink that is intended for consumption scenarios similar to those of traditional energy drinks, such as Red Bull. It is positioned as a plant-based beverage alternative to traditional energy drinks and is marketed for general lifestyle consumption. Unlike traditional energy drinks, Maca-Noni is primarily made from Maca extracts and does not contain caffeine. As a result, it is positioned as a healthier alternative to conventional energy drinks, and long-term consumption may offer additional wellness benefits.

The initial batch of Maca-Noni plant-based energy drinks is offered in 250 ml cans, with packaging designed to appeal to younger consumers. The packaging adopts a “professional role” design concept, incorporating representations of 66 professions and 132 facial expressions drawn from target consumer groups, including drivers, workers, students, athletes, fitness enthusiasts, lawyers, doctors, live streamers, and e-commerce operators, adding emotional engagement and storytelling elements to the product.

We emphasize quality, sustainability, and transparency in the sourcing and production of our Maca. Our Maca is primarily sourced from Yunnan, China, where it is cultivated in high-altitude regions that are favorable for Maca growth. We work closely with Jiangsu Kangduoyuan Beverage Co., Ltd. to promote sustainable sourcing practices and fair-trade standards.

Maca Purified Powder

Maca Purified Powder is positioned as a nutritional supplement and contains protein, amino acids, polysaccharides, minerals, and certain bioactive compounds, such as Macamides and Macalenes. These components are commonly associated with general nutritional support. The product is formulated using natural ingredients and is marketed as part of a balanced diet and healthy lifestyle. In addition, antioxidant-related components are commonly associated with supporting overall wellness and skin condition. We do not make medical claims or offer medical products.

We currently distribute our Maca Series products primarily through wholesale channels, supplying grocery stores, convenience stores, and vending machine operators. Going forward, we plan to expand our retail operations and leverage digital technologies to enhance marketing effectiveness and diversify our sales models. Our distribution network spans both online platforms and offline points of sale.

Our commitment extends beyond product quality to brand presentation and packaging design. We focus on creating packaging that resonates with professionals across various industries, making our products more personalized, youthful, and distinctive. For example, Maca-Noni is a newer addition to our functional beverage offerings, combining health-focused branding with an updated and innovative design.

Maca Wine

Maca Wine is an alcoholic beverage formulated with Maca and is marketed as a specialty wellness-oriented product with a distinctive flavor profile. It is positioned for social and family dining occasions, where it is consumed as part of meals and gatherings. The product is promoted for its taste characteristics and its association with traditional wellness concepts.

Maca Wine is inspired by traditional dietary and wellness practices and is marketed as a daily wellness beverage when consumed in moderation. It is not intended to diagnose, treat, cure, or prevent any disease. Moderate consumption is promoted as part of a balanced lifestyle. We do not make medical claims with respect to Maca Wine or any of our products.

For the fiscal year ended September 30, 2025, the Maca Series products contributed $144,726, or 1.41% of our total revenue.

(ii) The Homology of Medicine and Food Series

In the fourth quarter of the fiscal year ended September 30, 2025, we expanded our product offerings in Asia to include The Homology of Medicine and Food Series, including Huomao-branded products, exosome eye drops, and other health and wellness products. We expanded our sales channels and diversified our product portfolio through the acquisition of subsidiaries, enabling us to offer Asian customers a broader range of health and wellness products. For example, we acquired Shanghai Huomao, which provided us with Huomao-branded products such as Huomao liquor. The Homology of Medicine and Food Series is guided by traditional Chinese medicine theory, incorporates modern nutritional principles to identify the functional attributes of certain foods and food-derived ingredients. We do not offer medical products or provide medical advice; rather, we are committed to providing healthier and more suitable health and wellness products for Asian customers.

We currently distribute our Homology of Medicine and Food Series products through wholesale channels. Looking ahead, we plan to expand into retail services and leverage digital technologies to optimize marketing strategies and diversify our sales models. Our distribution network already spans both online platforms and offline points of sale.

The exosome eye drops contributed the largest share of revenue among all Homology of Medicine and Food series products. The exosome eye drops are a type of soothing eye drops. Their core technology is derived from living cells of exosomes, and they do not contain hormones or antibiotics. The exosome eye drops have the effects of relieving fatigue, improving pseudo-myopia and reducing eye dryness. For users, exosome eye drops will be helpful in alleviating eye discomfort when spending long periods in front of electronic devices such as computers and mobile phones, and will contribute to protecting eye health.

For the fiscal year ended September 30, 2025, the Homology of Medicine and Food Series products contributed $6,349,252, or 61.71% of our total revenue, in which 60.10 % contributed by Exosome eye drops. Although exosome eye drops revenue was from a one-time order, we plan to expand the Homology of Medicine and Food Series in the future, including exosome eye drops, to provide customers with healthier products and increase revenue.

(iii) Computing Power Product Series

For the fiscal year ended September 30, 2025, we generated revenue from our “Computing Power Product” series. We provide distributors and other business customers in Asia with hardware devices, such as GPUs integrated with artificial intelligence-enabled data-processing modules, together with data analytics and marketing support services. The data-processing modules are embedded in the GPUs and tailored to the characteristics of each industry. These modules provide industry-specific data learning capabilities, help applications develop more accurate data-processing patterns, and intelligently complete operational tasks.

For the fiscal year ended September 30, 2025, this revenue source contributed $3,804,691, or 36.94% of our total revenue.

International operations

Hong Kong and the PRC

We acquired Beijing Xilin in March 2025, Shanghai Huomao in April 2025, Shenzhen Zhimeng in August 2025, and Braincon Limited and its subsidiaries in September 2025. On September 16, 2025, Henan Zhongyan established a wholly owned subsidiary, Nuanyou. On September 23, 2025, DZR Tech acquired Braincon Limited and its subsidiaries and now holds 100% of the shares of Braincon Limited. As a result of these acquisitions and organizational developments, we have expanded our operational footprint and distribution capabilities and currently distribute Maca products in Hong Kong, the PRC, and other Asian markets. Our strategy focuses on leveraging local relationships to establish long-term partnerships across these regions.

Our Customers

Our customers include wholesale distributors, such as grocery stores, convenience stores, and vending machine operators.

Maca Series: We sell the Maca Series products to wholesale distributors, such as grocery stores, convenience stores, and vending machine operators.

The Homology of Medicine and Food Series: We sell the Homology of Medicine and Food Series products to wholesale distributors.

The Computing Power Product series: We sell hardware devices, such as GPUs embedded with artificial intelligence data-processing modules, to enterprise customers such as China Merchants Bank.

For the fiscal years ended September 30, 2025, our significant customers (defined as those that contributed more than 10% of our total revenue) were Customer A and Customer B, contributed 60% and 36% of our total revenue, respectively. The loss of either of these customers, or a material reduction in business from them, would have a material adverse effect on our business, results of operations and financial condition.

Our Suppliers

Our suppliers include raw material providers, finished product providers, and research and development service providers.

Maca Series: We purchase maca raw materials from raw material suppliers and entrust a third party to process them into maca series products for sale.

The Homology of Medicine and Food Series: In addition to acquiring subsidiaries to independently produce the Homology of Medicine and Food products, we also screen high-quality finished product providers to provide healthy and suitable products for Asian customers.

The Computing Power Product Series: In addition to independently developing core technologies, technology providers provide us with application services for computing power technology.

For the fiscal years ended September 30, 2025, our significant suppliers (defined as those that contributed more than 10% of our total purchase) were Supplier A and Supplier B, contributed 60.24% and 36.51% of our total purchase, respectively.

Market Opportunity

The global market for natural and plant-based dietary supplements has experienced significant growth in recent years, driven by increasing consumer awareness of health and wellness. As a result, demand for Maca products has grown substantially, particularly in the health, beauty, and fitness sectors. In addition, advances in artificial intelligence have led enterprise customers to place greater emphasis on using artificial intelligence technologies to improve product development and marketing and promotion.

According to a public report by market research firm Research Nester published on November 19, 2025, the global Maca market is projected to grow at a compound annual growth rate (“CAGR”) of more than 4.2% from 2026 to 2035 and to exceed approximately $100 million by 2035.

According to a public report released by market research and consulting firm QYResearch on March 2, 2025, the global Medicine and Food Homologous Products market is expected to grow from $1.07 billion in 2024 to $1.45 billion by 2031, representing a CAGR of 4.5% from 2025 to 2031.

According to a public report released by market research and management consulting firm Global Market Insights Inc. in July 2025, the global artificial intelligence hardware market is projected to grow from $66.8 billion in 2025 to $296.3 billion in 2034, representing a CAGR of 18%.

Operational capacity

We currently lease office space in Florida, United States, Hong Kong, and Beijing, China, to serve as offices for our daily operations. We believe our office space is sufficient to meet our current and anticipated operational requirements.

Our executive office and administrative operations are located in Room R2, FTY D, 16/F, Kin Ga Industrial Building, 9 San On Street, Tuen Mun, Hong Kong.

Distribution

We sell our Maca products and Homology of Medicine and Food products through offline channels. In the future, we plan to develop both online and offline sales channels. Offline channels will involve traditional convenience stores, chain supermarkets, chain stores, gas stations, and vending machines. The online channel will be multi-platform matrix layout, including TikTok, Alibaba.com, Tencent, JD.com +AI artificial intelligence, enhance brand exposure, precise audience positioning, multi-channel communication, and improve content exposure and interaction. Through a comprehensive and systematic e-commerce operations service model, we help brands maximize resource utilization, accurately target consumers, enhance brand exposure and sales, and optimize the user experience. Based on product attributes, we identify and coordinate suitable celebrity or influencer collaborations to build brand identity, elevate brand image, increase awareness, and drive product sales.

We sell our “Computing Power Product” series to enterprise customers, such as China Merchants Bank, through an offline sales model. In the future, we plan to independently develop these products and offer them directly to individual users.

Competition

Consumers in Asia are increasingly concerned about health, which has intensified the competition in the massive health industry. Not only local brands but also international brands are vying for consumers’ attention. This market has strong growth potential. There is strong growth potential, especially as consumer interest in natural, functional foods continues to rise. International brands, with their strong emphasis on quality, organic ingredients, and health benefits, are well-positioned to capture market share in countries like Southeast Asia. However, local competitors have an advantage in terms of distribution networks and understanding regional consumer preferences. A focus on premium product quality, sustainability, and effective marketing will be key to success in this evolving market.

The products of massive health industry are diverse, and the product market is relatively fragmented, covering numerous local and international brands. Many competitors emphasize organic or natural ingredients and wellness benefits, and local brands often benefit from established distribution networks and familiarity with regional consumer preferences. We compete primarily on product quality, brand positioning, sustainability and the effectiveness of our digital marketing and distribution capabilities.

With the continuous development of intelligent application technology, more and more traditional technology industries have entered the field of intelligent technology, which has intensified the competition in the industry. Both individual users and enterprise users are increasingly relying on the convenience brought by intelligent technology, which has also promoted the development of the intelligent technology industry. In the development boom of the intelligent technology industry, our Computing Power Product Series mainly focus on product quality, computing power technology capabilities, and stable supply.

Our Competitive Strengths

We believe that the following strengths contribute to our success:

●	Premium Product Quality: Our In the massive health industry, our maca products all come from top farms in Yunnan, China. The unique environmental conditions there enable the maximum efficacy and purity of the maca roots. Our Medicine and Food Homology Series is screened through strict testing and quality control processes to ensure the stability and reliability of the products. The strict pursuit of quality thus provides consumers with high-quality products they can trust. In the Computing Power Product Series, we specialize in studying the industry characteristics of each customer, embedding different emphasis data processing modules in the hardware, so that the products can more accurately form data processing habits in applications, and thus complete operation tasks intelligently. Our focus and dedication on quality and meeting customer needs have enabled us to stand out in the market and build long-term customer loyalty.

●	Sustainability and Fair Trade: We are deeply committed to sustainability and ethical sourcing practices. We work directly with local Maca suppliers in China to support responsible farming techniques that protect the environment and promote the long-term viability of Maca cultivation. In addition, whether it is the Maca Series or the Homology of Medicine and Food Series, we ensure to provide fair cooperation and reasonable compensation to all farmers and cooperatives in the supply chain. Our sustainable approach not only benefits the environment but also strengthens our reputation as a socially responsible brand. In the Computing Power Product Series, we have collaborated with China’s leading IT enterprises and obtained distribution authorization to ensure the long-term and sustainable provision of high-quality hardware products to customers.

●	Strong Brand Recognition: Our brand is built on the pillars of transparency, integrity, and customer satisfaction, which has resulted in consistently positive reviews, high repurchase rates, and a loyal customer base. Through strategic branding efforts and word-of-mouth marketing, we aim to establish ourselves as a leading enterprise in the Asian large-scale healthcare product sector equipped with intelligent technologies.

●	Innovative Product Offerings: Our diverse and innovative product portfolio is designed to meet the evolving needs and preferences of modern consumers. In addition to traditional Maca powders, we offer Maca-Noni, Maca Peptide Coffee, Maca Wine and Humao Wine that cater to various lifestyle choices and health goals. We continually invest in research and development to identify new applications for Maca and expand our product line to address emerging consumer trends, such as plant-based nutrition and natural wellness solutions. This adaptability allows us to stay ahead of competitors and reach a broad customer demographic.

●	Experienced Management Team: Our leadership team brings together a wealth of experience in retail, marketing, e-commerce, and business management. This diverse expertise enables us to effectively navigate complex markets, make informed decisions, and scale our operations efficiently. Our team has a proven track record of launching successful marketing campaigns, optimizing sales channels, and driving customer engagement, positioning us to achieve both short-term and long-term business objectives.

●	Effective Digital Marketing and Customer Engagement: One of our key strengths lies in our ability to leverage digital marketing strategies to reach a wide audience and drive brand awareness. Through targeted social media campaigns, sport champion partnerships, and content marketing, we create engaging and informative content that educates consumers about the benefits. Our e-commerce platforms are optimized for user experience, making it easy for customers to browse, purchase, and interact with our brand online. Additionally, our data-driven approach allows us to continuously refine our marketing strategies to maximize customer acquisition, retention, and lifetime value.

Our Development Strategies

We intend to achieve our mission and further grow our business by pursuing the following strategies:

●	Expanding Product Offerings: As part of our ongoing commitment to innovation and meeting the constantly changing demands of consumers, we plan to continue developing a diverse range of Maca-based products. This includes introducing new product lines such as Maca Peptide Coffee, Maca-Noni, Maca Wine, and Maca Purified Powder in the Maca series, as well as additional products in the Homology of Medicine and Food series and other functional food and beverage items. By expanding our product range, we aim to reach various consumer groups, including those seeking energy-boosting products, plant-based nutrition, and health solutions. This extensive product portfolio will enable us to diversify our revenue sources and enhance our market penetration, positioning us as a leader in the Maca product category. In the future, we plan to also offer the “Computing Power Product Series” to individual users. We plan to gradually develop our own Computing Power Product Series products and provide them to individual users in the future.

●	Geographic Expansion: In line with our growth strategy, we aim to increase our global presence, particularly in international markets where the demand for natural health products is growing rapidly. Our focus will be on expanding within Asia, especially in countries like China and Southeast Asia, where there is a rising interest in plant-based, wellness-oriented foods and beverages. Additionally, we will explore opportunities in North America and Europe, leveraging the increasing consumer shift toward natural and functional ingredients. By strategically entering these markets, we will establish a strong global footprint, catering to consumers seeking alternative, natural solutions for their health and energy needs. Our geographic expansion will be supported by thorough market research, localized marketing efforts, and strategic partnerships with regional distributors and retailers.

●	Enhancing Brand Awareness: Building on our existing reputation, we will significantly increase our marketing efforts to boost brand recognition across all markets. Our strategy will focus heavily on digital marketing initiatives, including targeted online advertising, to engage potential customers at every touchpoint. We also partner with social media influencers and sport champions, to promote our products and showcase their benefits to a larger audience. We will also invest in content marketing, creating valuable educational materials that highlight the health benefits of Maca, thus driving consumer awareness and trust. Our overall marketing approach will aim to create a strong emotional connection with consumers, turning them into long-term loyal customers.

●	Strengthening Distribution Channels: To expand our reach and ensure product availability, we will continue to strengthen and diversify our distribution channels. We will focus on growing our e-commerce platform, optimizing the user experience. Additionally, we will increase partnerships with both large and small retailers, expanding our presence in grocery stores, convenience stores, and vending machines. We will also explore opportunities with international distributors and retailers to increase our product’s visibility in new markets. Through effective supply chain management and collaboration with logistics partners, we will ensure that our products are delivered efficiently and meet the growing demand in different regions. We aim to create a seamless, omnichannel shopping experience for consumers, enabling them to purchase our products both online and in-store.

Recent Developments

Since July 2024, we have been undergoing a transformation in digital marketing, distribution, and sales. As part of this transformation, we have expanded our sales and distribution network to include Maca-infused food and beverages, reaffirming our commitment to reshaping the online marketing, sales, and distribution landscape for consumer products.

We have secured exclusive distribution and sales rights for “Kangduoyuan” brand Maca products. On July 10, 2024, Beijing Zhongyan and Hangzhou Yikang Yimei Health Technology Co., Ltd. (“Yimei”) entered into a cooperation agreement for omni-channel exclusive sales. Under this agreement, Yimei is obligated to (i) produce, process and deliver its branded products and (ii) grant Beijing Zhongyan exclusive omni-channel sales rights for all of its products and the full product series authorized under the “Kangduoyuan” brand. Under this agreement, Yimei will supply products to Beijing Zhongyan at cost, and Beijing Zhongyan has the right to set unified sales pricing and plan sales activities based on market conditions. The agreement has a term from July 10, 2024 to July 1, 2027, and may be terminated by mutual agreement of the parties, with any extension to be agreed in a separately signed agreement. The agreement also contains certain customary clauses such as confidentiality .

Our PRC subsidiary, Beijing Zhongyan, has signed contracts with multiple PRC-based distribution companies, including Guangdong Jixinsheng Trading Co., Ltd., Shanghai Qingshuteng Trading Co., Ltd., Sichuan Haohua Dinghui Trading Co., Ltd., and Shanghai Jinxianfang Trading Co., Ltd. We plan to gradually expand distribution of Maca-Noni through these distribution companies and target, over the next three years, sales and distribution to 25,000 uSmile PetroChina convenience stores, 400 Guangdong Petroleum Co., Ltd. convenience stores, and 129 convenience stores at Chengdu Energy gas stations in Sichuan Province, and no fewer than 300 self-service vending machines within the next 12 months.

Intellectual Property

Trademarks

We rely on certain intellectual property rights to protect our products and ensure our competitive position in the industry. We have six registered trademarks and four registered domain names as of the date of this Report.

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

Domain Names

We have the right to use the following domain names registered in the PRC:

Number	Issue Date	Expiration Date	Registration Agency	Domain Name

1	2021/1/4	2026/1/5	Alibaba Cloud Computing (Beijing) Co., Ltd.	Zhongyan.online
2	2021/1/4	2026/1/5	Alibaba Cloud Computing (Beijing) Co., Ltd.	Zhongyan.tech
3	2024/4/30	2026/4/30	Alibaba Cloud Computing (Beijing) Co., Ltd.	cocomango.cc
4	2024/4/30	2026/5/1	Alibaba Cloud Computing (Beijing) Co., Ltd.	ccmg.tech

Employees

As of September 30, 2025, we had a total of three employees in Hong Kong, and 10 employees in mainland China, all of whom are full-time. None of our employees are represented by a labor organization or under any collective bargaining arrangements. We believe our relationships with our employees are stable.

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

Governmental Regulation

To our knowledge, our operations are conducted in compliance with applicable regulations, including those governing food safety, product labeling, and consumer protection, in the jurisdictions where we operate. We ensure that our products meet or exceed all applicable quality standards, and we work with regulatory agencies to ensure that our products are appropriately registered and approved.

According to Article 35 of the Food Safety Law of the People’s Republic of China, the state implements a licensing system for food production and marketing. This means that any unit or individual engaged in food production, food sales and catering services should obtain the appropriate license in accordance with the law. Exemptions under specific circumstances: While licensing is required for most food production and business activities, licensing is not required for the sale of edible agricultural products and for the sale of pre-packaged foods only. Units and individuals that only sell prepackaged food shall be reported to the food safety supervision and administration department of the local people’s government at or above the county level for the record. As stated in the previous report under the section “Our customers and products”, all products sold by our company are pre-packaged products; moreover, our company obtained the Food Business License issued by the Chaoyang District Market Supervision Administration of Beijing on August 23, 2024. The license number is JY11105412762093, and the business scope includes pre-packaged food sales (and bulk food sales). All of our Maca Series products are approved for sale in China.

Corporate Information

We were incorporated in 2011 in Nevada as Havana Furnishings, Inc. NuZee Co. Ltd. was incorporated in 2011. NuZee Co. Ltd. merged into Havana Furnishings, Inc. in 2013, at which time we changed our name to NuZee, Inc. In June 2020, our Common Stock commenced trading on the Nasdaq Capital Market under the symbol “NUZE.” Prior to that, our Common Stock was quoted on the OTCQB Marketplace under the same symbol. We changed our name to CIMG Inc. and our ticker symbol from “NUZE” to “IMG” on October 31, 2024. Our principal executive and administrative offices are located at Room R2, FTY D, 16/F, Kin Ga Industrial Building, 9 San On Street, Tuen Mun, Hong Kong., and our telephone number is +85 270106695.

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

Subsequently, the Company completed a convertible note financing of $320,000 on April 27, 2024, an equity financing of $1,500,000 on June 4, 2024, and an equity financing of $3,000,000 on July 11, 2024. On July 23, 2024, the Company received a letter from Nasdaq stating that based on the Company’s Current Report on Form 8-K filed with the Commission on July 19, 2024, Nasdaq has determined that the Company has regained compliance with Listing Rule 5550(b)(1).

On January 14, 2025, the Company received a notification letter (the “Minimum Bid Price Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company was not in compliance with the minimum bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Minimum Bid Price Notice had no immediate effect on the listing of the Company’s Common Stock, which continued to trade on The Nasdaq Capital Market under the symbol “IMG.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days from the date of the Minimum Bid Price Notice, or until July 14, 2025, to regain compliance. If, at any time before July 14, 2025, the closing bid price of the Common Stock closed at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq would provide written notification that the Company had regained compliance and the matter would be resolved. If the Company did not regain compliance during the compliance period ending July 14, 2025, Nasdaq could, in its discretion, grant the Company an additional 180-calendar-day period to regain compliance, provided that the Company met the continued listing requirement for market value of publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market as of July 14, 2025 (except for the minimum bid price requirement) and provided Nasdaq with written notice of its intent to cure the deficiency during the second compliance period.

On January 17, 2025, the Company received another notice (the “Annual Report Notice”) from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Annual Report on Form 10-K for the fiscal year ended September 30, 2024 with the SEC. The Annual Report Notice had no immediate effect on the listing of the Company’s Common Stock on Nasdaq and stated that the Company was required to submit a plan to regain compliance with Nasdaq Listing Rule 5250(c)(1) within 60 calendar days from the date of the Annual Report Notice. If the plan was accepted by Nasdaq, Nasdaq could grant the Company up to 180 calendar days from the due date of the Form 10-K for the fiscal year ended September 30, 2024 to regain compliance. In determining whether to accept such plan, Nasdaq would consider factors such as the likelihood that the remedial filing, along with any subsequent periodic filings that became due, could be made within the 180-day-period, the Company’s past compliance history, the reasons for the late filing, other corporate events that may occur during Nasdaq’s review period, the Company’s overall financial condition, and its public disclosures. Any subsequent periodic filing due within the 180-day exception period was required to be filed no later than the end of that period.

On February 19, 2025, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Quarterly Report on Form 10-Q for the period ended December 31, 2024 with the SEC.

The Company submitted a compliance plan to Nasdaq on March 18, 2025, and Nasdaq granted the Company an extension to (i) file its Form 10-K for the fiscal year ended September 30, 2024 on or before June 13, 2025, and (ii) file its Form 10-Q for the quarter ended December 31, 2024 on or before July 14, 2025.

On May 19, 2025, the Company received a notice (the “Quarterly Report Notice”) from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Quarterly Report on Form 10-Q for the three months ended March 31, 2025 with the SEC. The Quarterly Report Notice had no immediate effect on the listing of the Company’s Common Stock on Nasdaq.

As a result of this additional delinquency relating to the Form 10-Q for the three months ended March 31, 2025, the Company submitted an update to its original compliance plan on June 3, 2025.

On June 13, 2025, the Company did not file its Form 10-K for the fiscal year ended September 30, 2024. On June 27, 2025, the Company received a delisting determination letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Nasdaq Delist Determination Letter”). According to the Nasdaq Delist Determination Letter, unless the Company requested an appeal of this determination by July 7, 2025, trading of the Company’s Common Stock would be suspended from The Nasdaq Capital Market at the opening of business on July 9, 2025, and Nasdaq would file a Form 25-NSE with the SEC to remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

On July 7, 2025, the Company appealed the Nasdaq delisting determination letter dated June 27, 2025, and the Nasdaq Hearings Panel scheduled a hearing for the appeal on August 14, 2025. Nasdaq also notified the Company that the Panel would consider this matter in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(d), the Company intended to present its views with respect to this additional deficiency at the Panel hearing.

On July 17, 2025, the Company received an additional delisting determination letter from Nasdaq, which stated that the Company had not regained compliance with Nasdaq Listing Rule 5550(a)(2) by July 14, 2025 and was not eligible for a second 180-calendar-day compliance period, primarily because the Company did not satisfy the initial listing requirements for The Nasdaq Capital Market under the Equity Standard or the alternative standards. According to the letter, this matter served as an additional basis for delisting the Company’s securities from The Nasdaq Stock Market.

On July 21, 2025, the Company filed with the SEC its Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which was subsequently amended on July 30, 2025.

Following a hearing held on August 14, 2025, the Nasdaq Hearings Panel issued a decision on September 2, 2025 granting the Company’s request to continue its listing on The Nasdaq Stock Market, subject to the Company’s timely satisfaction of specified conditions, including (i) filing all required periodic reports and (ii) demonstrating compliance with Nasdaq Listing Rule 5550(b)(1), to be affirmed in a report to be filed under the Exchange Act on or before September 30, 2025.

On August 20, 2025, the Company received a delinquency notification letter from the Listing Qualifications Staff of Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 with the SEC.

On August 26, 2025, the Company filed with the SEC its Quarterly Report on Form 10-Q for the three months ended December 31, 2024.

In its effort to regain compliance with the Nasdaq equity requirement, and subsequent to the quarter ended June 30, 2025 and through September 30, 2025, the Company completed certain unregistered issuances of equity securities, which increased stockholders’ equity.

On September 30, 2025, the Company filed with the SEC its Quarterly Report on Form 10-Q for the three months ended March 31, 2025.

On October 8, 2025, the Company received a delinquency notification letter from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5620(a) and Nasdaq Listing Rule 5810(c)(2)(G) because the Company did not hold an annual meeting of stockholders within 12 months of the end of the Company’s fiscal year. The Company subsequently held its Annual Meeting of Stockholders on October 28, 2025.

On November 3, 2025, the Company filed with the SEC its Quarterly Report on Form 10-Q for the three months ended June 30, 2025.

On December 4, 2025, Nasdaq notified the Company that it had regained compliance with Nasdaq Listing Rule 5250(c)(1), as well as Nasdaq Listing Rules 5550(b)(1) and 5620(a), following a hearing before the Nasdaq Hearings Panel. The Company remains subject to a bid price compliance deadline under Nasdaq Listing Rule 5550(a)(2) and a Mandatory Panel Monitor through November 14, 2026.

As of the date of this Report, the Company has 13 subsidiaries: Wewin, a Florida limited liability company; DZR Tech, a Hong Kong limited company; Braincon HK, a Hong Kong limited company; Singapore CIMG, a Singapore limited liability company; Beijing Xinmiao, a limited liability company organized under the laws of the PRC; Beijing Zhongyan, a limited liability company organized under the laws of the PRC; Henan Zhongyan, a limited liability company organized under the laws of the PRC; Nuanyou, a limited liability company organized under the laws of the PRC; Beijing Shangyue, a limited liability company organized under the laws of the PRC; Beijing Xilin, a limited liability company organized under the laws of the PRC; Shanghai Huomao, a limited liability company organized under the laws of the PRC; Zhimeng, a limited liability company organized under the laws of the PRC; and Zhutai, a limited liability company organized under the laws of the PRC.

Wewin, DZR Tech, and Singapore CIMG are wholly owned subsidiaries of the Company. Beijing Zhongyan and Braincon HK are wholly owned subsidiaries of DZR Tech. Henan Zhongyan and Beijing Shangyue are wholly owned subsidiaries of Beijing Zhongyan. Nuanyou is a wholly owned subsidiary of Henan Zhongyan. Beijing Xinmiao is a wholly owned subsidiary of Braincon HK. Beijing Xilin, Shanghai Huomao, and Zhimeng are 51%-owned by Beijing Zhongyan. Zhutai is 90% owned by Shanghai Huomao.

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

Risks Related to Our Financial Condition and Capital Requirements

●	We have a history of net losses. We expect to continue to incur net losses in the future (See page 23).

●	Our independent auditor’s report for the fiscal year ended September 30, 2025 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, and absent additional financing we may be unable to remain a going concern (See page 23).

●	Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations (See page 24).

●	Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations (See page 24).

Risks Related to Our Business

●	Product safety and quality concerns could negatively affect our business (See page 25).

●	Our business is highly concentrated in our Maca Series products, and our reliance on a limited number of suppliers and customers exposes us to significant risks (See page 25).

●	Continued innovation and the successful development and timely launch of new products are critical to our financial results and the achievement of our growth strategy (See page 26).

●	Our future financial results are difficult to predict, and the early stage of commercialization of our current product lines may cause our operating results to fluctuate and may adversely affect the price of our securities (See page 26).

●	Increased competition, including as a result of industry consolidation, could hurt our businesses (See page 27).

●	Changes in the Maca products environment and retail landscape could impact our financial results (See page 28).

●	Our business, growth, and profitability depend on the performance of third-parties and our relationship with them (See page 28).

●	Interruption or increased costs of our supply chain and sales network, including a disruption in operations at any of our facilities or our manufacturer partners’ facilities, could affect our ability to manufacture or distribute products and could adversely affect our business and sales (See page 28).

●	The loss of any member of our senior management team or our inability to attract and retain highly skilled personnel could have a material adverse effect on our business (See page 28).

●	Because our management structure is not centralized, the management of our business operations may be more expensive and more difficult (See page 29).

●	We expect to continue to experience inflationary pressure on our cost structure, and price increases may not be sufficient to offset cost increases or may result in sales volume declines (See page 29).

●	We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy (See page 29).

●	Any failure by us to accurately forecast customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results (See page 30).

●	We may not be able to adequately protect our intellectual property rights, and our competitors may be able to offer similar products and services, which would harm our competitive position (See page 30).

●	We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations (See page 30).

●	Failure to comply with applicable transfer pricing and similar regulations could harm our business and financial results (See page 30).

●	If we are unable to protect our information systems against service interruption or failure, misappropriation of data or breaches of security, our operations could be disrupted, we could be subject to costly government enforcement actions and private litigation and our reputation may be damaged (See page 31).

●	Employment litigation and unfavorable publicity could negatively affect our future business (See page 31).

●	Currently pending, threatened or future litigation or governmental or regulatory proceedings or inquiries could result in material adverse consequences, including judgments or settlements (See page 31).

●	Future acquisitions of and investments in new businesses could impact our business and financial condition (See page 32).

●	Ongoing geopolitical tensions around the world may have a material adverse effect on our business, financial condition, and results of operations (See page 32).

●	We may be exposed to risks related to digital assets and artificial intelligence (See page 33).

Risks Associated With Doing Business in China

●	Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of our business (See page 33).

●	Our Hong Kong subsidiary, DZR Tech, is subject to various evolving Hong Kong laws and regulations regarding data security and antimonopoly, which could subject it to government enforcement actions and investigations, fines, penalties, and suspension or disruption of its operations (See page 33).

●	The PRC government may intervene in, or influence, the conduct of our business to ensure our compliance with PRC laws and regulations, which could result in a material change in our operations and/or the value of our Common Stock (See page 34).

●	The approval and/or other requirements of the CSRC or other mainland China governmental authorities may be required in connection with our issuance of securities overseas under mainland China rules, regulations or policies, and, if required, we cannot predict whether or for how long we will be able to obtain such approval or complete such other requirements (See page 34).

●	A slowdown or other adverse developments in the PRC economy may harm our customers and the demand for our services and our products (See page 35).

●	If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease (See page 35).

●	Future inflation in China may inhibit the profitability of our business in China (See page 36).

●	The fluctuation of the Renminbi may have a material adverse effect on your investment (See page 36).

●	Restrictions on currency exchange may limit our ability to receive and use our revenue effectively (See page 36).

●	Our subsidiary in China is subject to restrictions on making dividends and other payments to us (See page 36).

●	Uncertainties with respect to the PRC legal system could have a material adverse effect on us (See page 37).

●	The PRC’s legal and judicial system under special circumstances may not adequately protect our business and operations and the rights of foreign investors (See page 37).

●	Certain PRC regulations, including the M&A Rules and national security regulations, may require a complicated review and approval process which could make it more difficult for us to pursue growth through acquisitions in China (See page 37).

●	PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to the PRC Subsidiaries and affiliated entities, which could harm our liquidity and our ability to fund and expand our business (See page 38).

●	We must remit offering proceeds to China in a future securities issuance before they may be used to benefit our business in China, the process of which may be time-consuming, and we cannot assure that we can complete all necessary governmental registration processes in a timely manner (See page 38).

●	A failure by the beneficial owners of our shares who are PRC residents to comply with certain PRC foreign exchange regulations could restrict our ability to distribute profits, restrict our overseas and cross-border investment activities and subject us to liability under PRC law (See page 39).

●	We may be subject to fine due to our insufficient payment of the social insurance and housing fund of the employees (See page 39).

●	You may face difficulties in protecting your interests and exercising your rights as a stockholder of ours since we conduct part of our operations in China and part of our officers and directors reside in China (See page 40).

●	You may experience difficulties in protecting your rights through the United States courts (See page 40).

●	Increases in labor costs in the PRC may adversely affect our business and our profitability (See page 40).

●	Our auditor is headquartered in Singapore and is subject to inspection by the PCAOB on a regular basis. To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for our company become located in China, the PCAOB may not be able inspect such audit documentation and, as such, you may be deprived of the benefits of such inspection and our Common Stock could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act and Accelerating Holding Foreign Companies Accountable Act (See page 40).

●	In light of recent events indicating greater oversight by the CAC over data security, we may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have a material adverse effect on our business and our securities (See page 41).

●	Compliance with China’s new Data Security Law, Measures on Cybersecurity Review (revised draft for public consultation), Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business (See page 41).

●	Failure to comply with the Foreign Corrupt Practices Act could adversely affect our business (See page 43).

Risks Related to Ownership of our Common Stock

●	The market price of our stock may be volatile, and you could lose all or part of your investment. (See page 44)

●	Despite our listing on the Nasdaq Capital Market, there can be no assurance that an active trading market for our Common Stock will be sustained. (See page 44)

●	The Nasdaq Capital Market may subsequently delist our securities if we fail to comply with ongoing listing standards. (See page 44)

●	We have broad discretion in the use of the net proceeds from our recent offering and may not use them effectively, which could affect our results of operations and cause our stock price to decline. (See page 47)

●	We incur significant costs as a result of operating as a public company, and our management must devote substantial time to compliance initiatives as a result of the listing of our Common Stock on the Nasdaq Capital Market. (See page 47)

●	We expect to incur significant costs and devote substantial management time to maintaining our disclosure controls and procedures and internal control over financial reporting, and regardless we may be unable to prevent or detect all errors or acts of fraud or to accurately and timely report our financial results or file our periodic reports in a timely manner (See page 48).

●	If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud (See page 48).

●	Anti-takeover provisions in our third amended and restated bylaws and Nevada law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our securities (See page 49).

●	If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our Common Stock, the price of our Common Stock could decline (See page 49).

●	We may be subject to securities litigation, which is expensive and could divert management attention (See page 49).

●	We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any profits from an investment in our Common Stock will depend on whether the price of our Common Stock increases (See page 50).

●	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us (See page 50).

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

We have incurred net losses since our inception in 2013, including net losses of $4.89 million and $8.97 million for the fiscal years ended September 30, 2025, and 2024, respectively. As of September 30, 2025, our accumulated deficit was approximately $87.23 million. We expect to incur significant sales and marketing expenses, as well as costs associated with operating as an exchange-listed public company, prior to recording sufficient revenue from our operations to offset these expenses.

These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Our ability to become and remain profitable will depend on our ability to generate significantly higher revenues from the sales of the Homology of Medicine and Food Series and Maca Series products, etc., which depends upon a number of factors, including but not limited to successful sales, manufacturing, marketing and distribution of our products and services.

Because of the risks and uncertainties associated with our commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then sustain profitability would have a material adverse effect on our business and financial condition.

Our independent auditor’s report for the fiscal year ended September 30, 2025 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, and absent additional financing we may be unable to remain a going concern.

Considering our current cash resources and our current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations for at least the next twelve months. This evaluation is based on relevant conditions and events that are currently known or reasonably foreseeable. A reduction in consumer demand for, or revenues from the sale of, our products could further constrain our cash resources.

We intend to seek to raise additional capital through public or private equity offerings. However, we may not be able to raise such additional capital on favorable terms or at all. If we are unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Our success depends in part on our ability to maintain consumer confidence in the safety and quality of all of our products. While we are committed to the safety and quality of our products, we may not achieve our product safety and quality standards. Product safety or quality issues, or mislabeling, actual or perceived, or allegations of product contamination or quality or safety issues, even when false or unfounded, could subject us to product liability and consumer claims, negative publicity, a loss of consumer confidence and trust, may require us from time to time to conduct costly recalls from some or all of the channels in which the affected product was distributed, could damage the goodwill associated with our brands, and may cause consumers to choose other products. Such issues could result in the destruction of product inventories and lost sales due to the unavailability of product for a period of time, which could cause our business to suffer and affect our results of operations.

Our business is highly concentrated in our Maca Series products, and our reliance on a limited number of suppliers and customers exposes us to significant risks.

Our business is currently highly concentrated in our Maca Series and the Homology of Medicine and Food Series products, which represent a substantial portion of our revenue (61.51% for the fiscal year ended September 30, 2025). As a result, our operating results are highly dependent on the market acceptance, continued demand, and successful commercialization. Any adverse developments affecting, including changes in consumer preferences, increased competition, regulatory developments, supply disruptions, or reputational issues, could have a disproportionate impact on our business, financial condition, and results of operations. Our limited product diversification increases our exposure to risks specific to the Maca Series products market and may limit our ability to offset declines in demand with other product offerings.

Also, we rely on a limited number of significant suppliers for the production and supply of our Maca Series and the Homology of Medicine and Food Series products. For the fiscal year ended September 30, 2025, two suppliers collectively contributed 96.76% of our total purchases. Disruptions in our relationships with these suppliers, whether due to capacity constraints, quality issues, pricing changes, regulatory matters, or other operational challenges, could materially and adversely affect our ability to source products on a timely and cost-effective basis. We may not be able to promptly identify or qualify alternative suppliers on commercially reasonable terms, or at all, which could result in supply shortages, increased costs, delays in product availability, or reduced margins. For additional information regarding our suppliers, see “Item 1. Business—Our Suppliers.”

Our customer is also highly concentrated. For the fiscal year ended September 30, 2025, our two largest customers collectively accounted for approximately 96% of our total revenue, with one customer contributing approximately 60% and another contributing approximately 36% of our total revenue. See “Item 1. Business—Our Customers.” The loss of, or a material reduction in orders from, either of these customers could have a material adverse effect on our revenue, cash flows, and operating results. In addition, these significant customers may have substantial bargaining power with respect to pricing, payment terms, and other commercial terms, which could adversely affect our margins and liquidity.

If we are unable to diversify our product offerings, supplier base, or customer base over time, or if demand for our Maca Series products declines, our business, financial condition, and results of operations could be materially and adversely affected.

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

Our future financial results are difficult to predict, and the early stage of commercialization of our current product lines may cause our operating results to fluctuate and may adversely affect the price of our securities.

Our future financial results are difficult to predict. We are at an early stage of commercialization of our current product lines in Asia, including our Maca Series and the Homology of Medicine and Food Series. We began expanding our sales and distribution activities for Maca products in Asia toward the end of 2024 and we expanded our product offerings in Asia to include the Homology of Medicine and Food Series in the fourth quarter of the fiscal year ended September 30, 2025, and this product line remains at an early stage of market rollout. Because these product lines have a limited operating history under our current business model, our historical results may not be indicative of future performance, and we may not be able to accurately forecast demand, net revenues, costs, margins, or cash flows.

As we and our industry evolve, we expect to face new challenges with respect to the introduction of new products and the changing competitive landscape within the Maca products industry. These challenges can occur at various stages, including product positioning, supply chain, channel development, and sales cycles. Our ability to successfully commercialize these product lines depends on a number of factors, many of which are outside of our control, including consumer acceptance of our products, the effectiveness of our marketing and brand-building strategies, our ability to expand and maintain distribution channels and retail relationships in Asia, our ability to maintain product quality and ensure consistent supply from key suppliers, and compliance with applicable food safety, labeling, advertising, and other regulatory requirements in the jurisdictions in which we operate. In addition, we currently distribute our products primarily through wholesale channels, and our plans to expand retail operations and online sales channels may require additional resources and operational capabilities. There can be no assurance that these efforts will be successful or timely.

Any public forecasts regarding the expected performance of our business and future operating results are forward-looking statements subject to risks and uncertainties, and necessarily reflect assumptions and judgments that may prove incorrect. As a result, there can be no assurance that our performance will be consistent with any public forecasts or that any variation from such forecasts will not be material and adverse. Failure to meet expectations, particularly with respect to operating margins, earnings per share, operating cash flows, and net revenue, may result in a decline and/or increased volatility in the trading price of our Common Stock. In addition, broad price and volume fluctuations in the stock market as a whole, as well as general economic, business, and political conditions, may adversely affect the trading price of our Common Stock in ways that may be unrelated to our financial performance.

Our international operations subject us to complex legal and regulatory requirements, including requirements relating to product labeling and marketing claims, and non-compliance could adversely affect our business.

We have a manufacturing and sales office in Hong Kong. We operate globally and are attempting to develop products in multiple countries. Consequently, we face complex legal and regulatory requirements in multiple jurisdictions, including laws and regulations relating to food safety, product labeling, advertising, and marketing practices. Our products are marketed as health and wellness products, and our branding and promotional activities may reference functional attributes or traditional wellness concepts. Regulators may scrutinize our product labels, packaging, online content, influencer campaigns, and other marketing materials, including whether any statements or implications could be viewed as improper, misleading, unsubstantiated, or as making unauthorized health or disease-related claims.

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

Compliance requirements applicable to product labeling and marketing can be complex, subject to change, and interpreted differently by regulatory authorities. If we fail to comply with applicable requirements, or if any of our labels or marketing materials are alleged or determined to be non-compliant, we could be subject to warning letters, fines, penalties, product seizures, mandatory label changes, recalls, restrictions on sales or advertising, suspension or revocation of permits or licenses, increased compliance costs, and civil or criminal liability. In addition, even allegations of non-compliance could harm our reputation, reduce consumer confidence, disrupt our distribution relationships, and adversely affect demand for our products. Moreover, we rely in part on third parties, such as distributors, marketing service providers, and influencers, to promote our products, and we may have limited ability to control all statements made by these parties. If we are required to modify our labeling or marketing practices, delay product promotions, or incur additional compliance-related costs, our business, financial condition, and results of operations could be materially and adversely affected.

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

Our business, growth, and profitability depend on the performance of third-parties and our relationship with them.

In connection with the distribution of Maca products, we rely on third-party suppliers and manufacturing partners to provide high quality Maca products. We also rely on our manufacturing partners to provide us with additional manufacturing and facilitate distribution efforts throughout China. Our reliance on third-party suppliers and manufacturing partners subjects us to additional risks, including the possible termination of the arrangement by a third-party supplier or manufacturing partner at a time that is costly or inconvenient for us. Our third-party suppliers and manufacturing partners are independent entities subject to their own unique operational and financial risks that are out of our control. If any of these third-party suppliers or manufacturing partners fail to perform as required, this could cause delays in our receipt of the Maca products or otherwise adversely affect our business.

In addition, a significant portion of our distribution network, and correspondingly our success in distributing our Maca products, depends on the performance of third parties. Any non-performance or deficient performance by such parties may undermine our operations and profitability. For distribution of our Maca products, we typically rely on third-party distribution networks, including freight companies and common carriers. The success of these distribution networks depends on the performance of brokers, distributors, common carriers and retailers, as well as our third-party manufacturing partners as they relate to the distribution of certain of our products. There is a risk that a broker, distributor, common carrier or retailer may refuse to or cease to market or carry our products, or that any such entity or our third-party manufacturing partner may not adequately perform its functions within the network by, without limitation, failing to distribute our products.

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

Our success depends on the skills, experience and performance of key members of our senior management team. The individual and collective efforts of our senior management team will be important as we continue to expand our commercial activities and develop additional products. The loss or incapacity of existing members of our senior management team could have a material adverse effect on our business and financial condition if we experience difficulties in hiring qualified successors. Our employment agreements with our executive officers are “at will,” and the retention of our executive officers for any period of time cannot be guaranteed. We do not maintain “key person” insurance on any of our employees.

Due to the specialized nature of the business and our small size, we are highly dependent upon our ability to attract and retain qualified sales and marketing, technical and managerial personnel. The loss of the services of existing personnel, as well as the failure to recruit key sales, marketing, technical and managerial personnel in a timely manner would be detrimental to our development and could have a material adverse effect on our business and financial condition. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as sales and marketing, may require the addition of new management personnel, both domestic and international. All of our employees may terminate their employment at any time with short or no advance notice. We may have difficulties locating, recruiting or retaining qualified sales personnel. Recruiting and retention difficulties will limit our ability to support our development and sales programs and to build a commercially viable business.

The competition for talent is currently extremely high. In this competitive environment, our business could be adversely impacted by increases in labor costs, including wages and benefits, including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high-quality employees with the right skill sets; and increased wages, benefits, and other costs. In addition, our wages and benefits programs, combined with the periodic challenges in the labor market, may be insufficient to attract and retain talent.

Because our management structure is not centralized, the management of our business operations may be more expensive and more difficult.

As part of our strategy to attract the most qualified individuals, we do not require the members of our management team to relocate to a particular geographic area. Accordingly, the members of our management team are geographically dispersed. This decentralized structure might cause additional expenses in the conduct of our business, and may also delay communication between members of our management team, lower the quality of our management decisions, or decrease our ability to take action quickly.

We expect to continue to experience inflationary pressure on our cost structure, and price increases may not be sufficient to offset cost increases or may result in sales volume declines.

We expect to experience inflationary pressure on our cost structure for the foreseeable future. We may be able to pass some or all of our raw materials, energy and other input cost increases to customers by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product sizes may also result in a reduction in sales volume and/or consumption. If we are not able to mitigate these inflationary pressures, such as by increasing our selling prices or reducing product sizes sufficiently to offset increased raw material, energy or other input costs, including but not limited to packaging, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our results of operations and financial condition.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

While we are currently a small company and, therefore, limited in our product development, marketing and sales activities, we anticipate continued growth in our business operations commensurate with the expansion of our sales and support operations and distribution network and the commercialization of our coffee products. Any future growth could impose significant added responsibilities on members of our existing management and create strain on our organizational, administrative, and operational infrastructure, including sales and marketing, quality control, and customer service. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures, which in the past have been determined to be inadequate. Our status as an exchange-listed public company will require us to increase our investment in financial accounting and reporting. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure to identify and recruit new staff and to implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our operations. Our future financial performance and our ability to expand and market our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

Any failure by us to accurately forecast customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results.

There is inherent risk in forecasting demand due to the uncertainties involved in assessing the current level of maturity of the single-serve component of our business as well as the current and future needs of our customers. We will set the production and procurement targets for the products before receiving the customer orders. These targets will be based on our predictions of customer needs as well as the predictions of our business partners. If our forecasts exceed demand, we could experience excess inventory in the short-term, excess manufacturing capacity in the short and long-term, and/or price decreases, all of which could impact our financial performance. Alternatively, if the demand is beyond our current production and procurement capabilities, we may not be able to satisfy customer demand, which could result in a loss of share if our competitors are able to meet customer demands. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income.

We may not be able to adequately protect our intellectual property rights, and our competitors may be able to offer similar products and services, which would harm our competitive position.

Our success depends in part upon our intellectual property rights. We rely primarily on trademark, trade secret laws, confidentiality procedures, license agreements and contractual provisions to establish and protect our proprietary rights over our products, procedures and services. Other persons could copy or otherwise obtain and use our intellectual property without authorization or create intellectual property similar to ours independently. We may also pursue the registration of our domain names, trademarks and service marks in other jurisdictions, including the United States. However, we cannot assure you that we will be able to protect our proprietary rights. Further, our competitors may be able to independently develop similar intellectual property, duplicate our products and services or design around any intellectual property rights we hold. Further, our intellectual property rights may be subject to termination or expiration. The loss of intellectual property protections or the inability to timely regain intellectual property protections could harm our business and ability to compete.

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

Our business involves the collection, storage, and transmission of personal, financial, or other information that is entrusted to us by our customers and employees. Our information systems also contain the Company’s proprietary and other confidential information related to our businesses. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; telecommunications or system failures; server or cloud provider breaches; computer viruses; physical or electronic break-ins; cyber-attacks; catastrophic events; or breaches due to employee error or malfeasance or other attempts to harm our systems. Cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology networks and systems to more sophisticated and targeted measures, known as advanced persistent threats, directed at the Company, its products, its customers and/or its third-party service providers. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures in time. We could also experience a loss of critical data and delays or interruptions in our ability to manage inventories or process transactions. Some of our commercial partners, such as those that help us deliver our website, may receive or store information provided by us or our users through our websites. If these third parties fail to adopt or adhere to adequate information security practices, or fail to comply with our online policies, or in the event of a breach of their networks, our users’ data may be improperly accessed, used or disclosed.

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

We are, or may from time to time become, involved in lawsuits and other legal, governmental or regulatory proceedings or inquiries. See “Item 3. Legal Proceedings” included in this Report for information regarding currently pending litigation that could have a material impact on the Company. Many of these matters raise complicated factual and legal issues and are subject to uncertainties and complexities, all of which make the matters costly to address. The timing of the final resolutions to any such lawsuits, inquiries, and other legal proceedings is uncertain.

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

We may be exposed to risks related to digital assets and artificial intelligence

For the fiscal year ended September 30, 2025, we introduced two new revenue streams, Computing Power Product Series and the Homology of Medicine and Food Series. See “Item 1. Business.” In addition, we hold digital assets, such as Bitcoin, from time to time in connection with various financing activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result, we may be subject to risks related to artificial intelligence and digital assets, including risks arising from potential reliance on large-scale computing models and third-party cloud infrastructure, evolving data privacy, cybersecurity and other regulatory requirements, and the volatility, custody, valuation, liquidity, accounting and regulatory uncertainty associated with digital assets. These areas are still in the early stages of development, and it is not yet clear how they may affect us. If they develop in ways that are unfavorable to us, our business, financial condition, and results of operations could be materially and adversely affected.

If future prices of Bitcoin are not sufficiently high, our business, results of operations, and financial condition could be materially and adversely affected, which may have a negative impact on the trading price of our securities.

Our business, financial condition, and results of operations depend in part on Bitcoin prices because we hold Bitcoin as part of our assets. If the value of Bitcoin declines, the value of our assets could decrease. In addition, price declines in other cryptocurrencies may dampen overall market sentiment, even if we do not hold such assets. If any of these events occur, our business, results of operations, and financial condition may be adversely affected, and the trading price of our securities could also decline. We may need to seek alternative sources of capital if this happens, which may not be available to us on acceptable terms, or at all.

Changes in blockchain validation protocols, network rules, or other fundamental changes to the Bitcoin ecosystem could reduce demand for Bitcoin and adversely affect the value of our Bitcoin holdings.

The blockchain industry continues to evolve, and the protocols, validation mechanisms, and software rules governing digital asset networks may change over time. Bitcoin currently relies on the “proof-of-work” consensus mechanism, which is integral to how transactions are validated and how the network is secured. Changes to Bitcoin’s validation protocol, core rules, transaction fee structure, or other technical features, whether through software updates, governance or community-driven decisions, forks, or other events, could negatively affect the usability, security, or perceived value of Bitcoin.

Although we do not engage in Bitcoin mining activities, we hold Bitcoin as part of our assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Accordingly, any reduction in demand for Bitcoin or deterioration in market confidence arising from protocol changes, competing technologies, network disruptions, or other fundamental developments in the Bitcoin ecosystem could cause the market price of Bitcoin to decline. A decline in the value of our Bitcoin holdings could adversely affect our financial condition and results of operations and could negatively impact the trading price of our securities.

Regulatory authorities may in the future determine that Bitcoin is a “security,” which could materially reduce its liquidity and value and adversely affect our financial condition and results of operations.

Bitcoin has historically been treated by many market participants as a non-security crypto asset; however, U.S. federal and state regulators, self-regulatory organizations, and courts continue to evaluate and refine the legal and regulatory framework applicable to digital assets, and there can be no assurance that Bitcoin will not be reclassified or otherwise regulated as a “security” under the U.S. federal securities laws (or similar laws in other jurisdictions) in the future. If Bitcoin were to become subject to a securities regulatory regime, the market for Bitcoin could be materially disrupted, including through reduced availability of trading venues and liquidity providers, limitations on market-making activity, and changes to custody and settlement practices, any of which could reduce trading volumes, widen bid-ask spreads, impair price discovery, increase volatility, and negatively impact the value and liquidity of Bitcoin. In turn, because we hold Bitcoin as part of our assets, any sustained decline in Bitcoin’s market price or liquidity could reduce the value of our assets, constrain our ability to access Bitcoin markets on acceptable terms, and adversely affect our business, financial condition, and results of operations, and the trading price of our securities could also be negatively impacted.

Changes in U.S. regulatory interpretation relating to digital assets could reduce the value and liquidity of the Bitcoin we hold as part of our assets and could materially and adversely affect our financial condition and results of operations.

The digital asset industry in the U.S. remains subject to evolving regulatory interpretation and enforcement, and U.S. federal and state regulators and courts continue to assess how existing laws apply to various digital assets and related market activities. Future regulatory changes affecting Bitcoin markets could materially reduce the liquidity, market accessibility, and value of Bitcoin. Any such developments could impair our ability to hold, transfer, or dispose of Bitcoin on commercially reasonable terms, increase volatility and transaction costs, and reduce the value of our assets. As a result, our financial condition and results of operations could be materially adversely affected, and the trading price of our securities could also be negatively impacted.

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

Our Hong Kong subsidiary, DZR Tech, is subject to various evolving Hong Kong laws and regulations regarding data security and antimonopoly, which could subject it to government enforcement actions and investigations, fines, penalties, and suspension or disruption of its operations.

Our Hong Kong subsidiary, DZR Tech, and its subsidiary, Braincon HK, are subject to laws and regulations in Hong Kong in respect of data privacy, data security, and data protection. The main legislation in Hong Kong concerning data security is the Personal Data (Privacy) Ordinance (Cap. 486 of the Laws of Hong Kong), or the “PDPO,” which regulates the collection, use, storage, and transfer of personal data and imposes a statutory duty on data users to comply with the six data protection principles contained therein. Pursuant to section 33 of the PDPO, the PDPO is applicable to the collection and processing of personal data if such activities take place in Hong Kong, or if the personal data is collected by a data user whose principal place of business is in Hong Kong. We believe that DZR Tech and Braincon HK have complied with the applicable laws and requirements in respect of data security in Hong Kong. Our directors believe that: (i) none of our directors, DZR Tech, or Braincon HK has been involved in any litigation or regulatory action relating to a breach of the PDPO; and (ii) there have been no non-compliance incidents relating to the PDPO since the date of incorporation of DZR Tech and Braincon HK. We believe that the incumbent data security statutory requirements under Hong Kong laws do not materially affect its business. However, the laws on cybersecurity and data privacy are constantly evolving and can be subject to varying interpretations, resulting in uncertainties about the scope of our responsibilities in that regard. Failure to comply with the cybersecurity and data privacy requirements in a timely manner, or at all, may subject us or our Hong Kong subsidiaries to consequences, including, but not limited to, government enforcement actions and investigations, fines, penalties, and suspension or disruption of operations.

The Competition Ordinance (Cap. 619 of the Laws of Hong Kong) prohibits and deters undertakings in all sectors from adopting anti-competitive conduct which has the object or effect of preventing, restricting, or distorting competition in Hong Kong. It provides for general prohibitions in three major areas of anti-competitive conduct described as the first conduct rule, the second conduct rule, and the merger rule. The first conduct rule prohibits business entities from making or giving effect to agreements or decisions or engaging in concerted practices that have as their object or effect the prevention, restriction, or distortion of competition in Hong Kong. The second conduct rule prohibits business entities that have a substantial degree of market power in a market from engaging in conduct that has as its object or effect the prevention, restriction, or distortion of competition in Hong Kong. The merger rule prohibits mergers that have or are likely to have the effect of substantially lessening competition in Hong Kong. The scope of application of the merger rule is limited to carrier licenses issued under the Telecommunications Ordinance (Cap. 106 of the Laws of Hong Kong). As of the date of this Report, we believe that we and our Hong Kong subsidiaries have complied with all three areas of anti-competition laws and requirements in Hong Kong. DZR Tech and Braincon HK have not engaged in any concerted practices that have an object or effect to prevent, restrict, or distort competition in Hong Kong. Additionally, neither we, DZR Tech, nor Braincon HK possesses a substantial degree of market power in the Hong Kong market that could trigger the second conduct rule. We believe the merger rule is not applicable to us, DZR Tech, or Braincon HK since neither we, DZR Tech, nor Braincon HK holds any carrier license issued under the Telecommunications Ordinance.

Accordingly, we believe neither the data security nor the antimonopoly laws and regulations in Hong Kong restrict our ability to accept foreign investment or impose limitations on our ability to list on any U.S. stock exchange under Hong Kong laws and regulations.

The PRC government may intervene in, or influence, the conduct of our business to ensure our compliance with PRC laws and regulations, which could result in a material change in our operations and/or the value of our Common Stock

The Chinese government has significant oversight and discretion over the conduct of our business and may supervise our operations to ensure we comply with PRC laws and regulations, which could result in a material change in our operations and/or the value of shares of our Common Stock.

The Chinese government has recently published new policies that have significantly affected certain industries, such as the education and internet industries, and we cannot rule out the possibility that it will, in the future, issue regulations or policies regarding our industry that could adversely affect our business, financial condition, and results of operations. Furthermore, if China adopts more stringent standards with respect to certain areas such as environmental protection or corporate social responsibilities, we may incur increased compliance costs or become subject to additional restrictions on our operations. Certain areas of PRC law, including intellectual property rights and confidentiality protections, may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on our business operations, including the promulgation of new laws, or changes to existing laws or their interpretation or enforcement. Uncertainties regarding our ability to comply with these changes could limit the legal protections available to us and our investors, including you.

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

Part of our operations are conducted in the PRC. Although the PRC economy has grown significantly in recent years, there is no assurance that this growth will continue. A slowdown in overall economic growth, an economic downturn, a recession, or other adverse economic developments in the PRC could significantly reduce the demand for our products and services.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

In recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries that may affect our business and economic outlook in both the United States and China. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our Common Stock.

Future inflation in China may inhibit the profitability of our business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our services and products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our services and products.

The fluctuation of the Renminbi may have a material adverse effect on your investment.

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, various factors, such as changes in China’s political and economic conditions and China’s foreign exchange controls. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under such policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Later on, the People’s Bank of China has decided to further implement the reform of the RMB exchange regime and to enhance the flexibility of RMB exchange rates. Such changes in policy have resulted in a significant appreciation of the Renminbi against the U.S. dollar since 2005. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant adjustment of the Renminbi against the U.S. dollar. Any significant appreciation or revaluation of the Renminbi may have a material adverse effect on the value of, and any dividends payable on, shares of our Common Stock in foreign currency terms. More specifically, if we decide to convert our Renminbi into U.S. dollars, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. To the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. In addition, appreciation or depreciation in the exchange rate of the Renminbi to the U.S. dollar could materially and adversely affect the price of shares of our Common Stock in U.S. dollars without giving effect to any underlying change in our business or results of operations.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

Part of our revenue is denominated in Renminbi. As a result, restrictions on currency exchange may limit our ability to use revenue generated in Renminbi to fund any business activities we may have outside China in the future or to make dividend payments to our shareholders in U.S. dollars. Under current PRC laws and regulations, Renminbi is freely convertible for current account items, such as trade- and service-related foreign exchange transactions and dividend distributions. However, Renminbi is not freely convertible for direct investment or loans or for investments in securities outside China, unless such use is approved by SAFE. For example, foreign exchange transactions under the subsidiary’s capital account, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval requirement of SAFE. These limitations could affect our ability to convert Renminbi into foreign currency for capital expenditures. The Chinese government is further strengthening the control of foreign exchange controls, and we may not be able to influence such decisions.

Our subsidiary in China is subject to restrictions on making dividends and other payments to us.

We are a holding company and rely partially on dividends paid by the PRC Subsidiaries for our cash needs, including paying dividends and other cash distributions to our shareholders to the extent we choose to do so, servicing any debt we may incur and paying our operating expenses. Current PRC regulations permit the PRC subsidiary to pay dividends to us only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Under the applicable requirements of PRC law, Beijing Zhongyan may only distribute dividends after it has made allowances to fund certain statutory reserves. These reserves are not distributable as cash dividends. In addition, if the subsidiaries or affiliated entities in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any such restrictions may materially affect such entities’ ability to pay dividends or make other payments, in service fees or otherwise, to us, which may materially and adversely affect our business, financial condition and results of operations.

Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions in a civil law system may be cited as references but have limited precedential value. Since 1979, newly introduced PRC laws and regulations have significantly enhanced the protections of interests relating to foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to evolve rapidly, the interpretations of such laws and regulations may not always be consistent, and enforcement of these laws and regulations in different administrative areas involves significant uncertainties, any of which could limit the available legal protections. In addition, the PRC administrative and judicial authorities have significant discretion in interpreting, implementing or enforcing statutory rules and contractual terms, and it may be more difficult to predict the outcome of administrative and judicial proceedings and the level of legal protection we may enjoy in the PRC than under some more developed legal systems. These uncertainties may affect our decisions on the policies and actions to be taken to comply with PRC laws and regulations, and may affect our ability to enforce our contractual or tort rights. In addition, the regulatory uncertainties may be exploited through unmerited legal actions or threats in an attempt to extract payments or benefits from us. Such uncertainties may therefore increase our operating expenses and costs, and materially and adversely affect our business and results of operations.

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

We are a Nevada corporation that conduct part of our operations in China and Hong Kong through our subsidiaries. We may make loans to such subsidiaries, subject to governmental approval and limitations on the amount, or we may make additional capital contributions to our subsidiaries in the PRC.

Any loans to the subsidiaries in the PRC are subject to foreign investment and are under PRC regulations and foreign exchange loan registrations. For example, loans by us to the wholly foreign-owned subsidiaries or VIE entities in China to finance their activities must be registered with the local counterpart of SAFE. In addition, a foreign invested enterprise shall use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of a foreign invested enterprise shall not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly use for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) the granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises). On October 23, 2019, the SAFE promulgated the Notice of the State Administration of Foreign Exchange on Further Promoting the Convenience of Cross-border Trade and Investment, or the SAFE Circular 28, which, among other things, allows all foreign-invested companies to use Renminbi converted from foreign currency-denominated capital for equity investments in China, as long as the equity investment is genuine, does not violate applicable laws, and does not violate with the negative list on foreign investment. However, since the SAFE Circular 28 is newly promulgated, it is unclear how SAFE and competent banks will carry this out in practice. In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis.

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

Pursuant to the Social Insurance Law of the PRC, as amended on December 29, 2018,and the Regulation on the Administration of Housing Accumulation Funds, as amended on March 24, 2019, employers in China shall register with relevant social insurance agency and relevant housing provident fund management center and open special housing provident fund accounts for each of their employees, and pay contributions to the social insurance plan and the housing provident fund for their employees, such contribution amount payable shall be calculated based on the employee’s actual salary in accordance with the relevant regulations. In case the employer fails to make sufficient payment of the social insurance, it may be subject to fine up to three times of the insufficient amount and pay late fees. If the employer failed to register with relevant housing provident fund management center or failed to open special housing provident fund accounts for the employees within the ordered time limit, a fine of not less than RMB10,000 nor more than RMB50,000 may be imposed. In addition, if the employer fails to pay sufficient contributions to housing provident fund as required, the housing provident fund management center shall order it to make the payment and deposit within a prescribed time limit; where the payment has not been made after the expiration of the time limit, the housing provident fund management center may request the people’s court for compulsory enforcement. On July 20, 2018, the General Office of the Communist Party of China and the General Office of the State Council jointly issued the Reform Plan on Tax Collection and Administration Systems for Local Offices of the State Administration of Taxation and Local Taxation Bureaus, according to which the collection and administration of social insurance will be transferred from the social insurance departments to competent tax authorities, and the supervision over the payment of social insurance will be significantly strengthened in the way that an enterprise must pay social insurance for its employees based on their overall salary at certain legally required rates. If we are fined due to insufficient payment of the social insurance and housing fund of the employees, our business operations could be materially and adversely affected.

You may face difficulties in protecting your interests and exercising your rights as a stockholder of ours since we conduct part of our operations in China and part of our officers and directors reside in China.

We conduct part of our operations in the PRC through the PRC Subsidiaries. Some of our current officers and directors reside outside the United States and part of the assets of those persons are located outside of the United States. Because of this, it may be difficult for you to conduct due diligence on our Company, our executive officers or directors, or to attend stockholder meetings if the meetings are held in China. As a result, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely or predominantly within the United States.

You may experience difficulties in protecting your rights through the United States courts.

As of the date of this Report, part of our operations is conducted in China and part of our assets are located in China. Part our officers are nationals or residents of the PRC and a substantial portion of their assets are located outside the United States. As a result, it may be difficult for a stockholder to effect service of process within the United States upon these persons, or to enforce judgments against us which are obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States.

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

Our independent registered public accounting firm issued an audit opinion on the financial statements included in this report filed with the SEC and will issue audit reports related to our company in the future. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, to the extent that our auditor’s work papers become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. On December 2, 2021, the Securities and Exchange Commission adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. We are required by the HFCA Act to have an auditor that is subject to the inspection by the PCAOB. Pursuant to the HFCA Act, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB was unable to inspect or investigate completely certain named registered public accounting firms headquartered in mainland China and Hong Kong. Our independent registered public accounting firm is headquartered in the Singapore and has been inspected by the PCAOB on a regular basis and as such, it is not affected by or subject to the PCAOB’s Determination Report. To the extent this status changes in the future and our auditor’s audit documentation related to their audit reports for our company becomes outside of the inspection by the PCAOB, our Common Stock could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act.

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

We have operations and agreements with third parties, and we make sales, in China. Companies with operations in China have been accused and found guilty of sales practices that involve unlawful activity, including violations of the FCPA. We believe to date we have complied in all material respects with the provisions of the FCPA. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants and/or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

On January 14, 2025, the Company received a notification letter (the “Minimum Bid Price Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company was not in compliance with the minimum bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Minimum Bid Price Notice had no immediate effect on the listing of the Company’s Common Stock, which continued to trade on The Nasdaq Capital Market under the symbol “IMG.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days from the date of the Minimum Bid Price Notice, or until July 14, 2025, to regain compliance. If, at any time before July 14, 2025, the closing bid price of the Common Stock closed at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq would provide written notification that the Company had regained compliance and the matter would be resolved. If the Company did not regain compliance during the compliance period ending July 14, 2025, Nasdaq could, in its discretion, grant the Company an additional 180-calendar-day period to regain compliance, provided that the Company met the continued listing requirement for market value of publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market as of July 14, 2025 (except for the minimum bid price requirement) and provided Nasdaq with written notice of its intent to cure the deficiency during the second compliance period.

On January 17, 2025, the Company received another notice (the “Annual Report Notice”) from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Annual Report on Form 10-K for the fiscal year ended September 30, 2024 with the SEC. The Annual Report Notice had no immediate effect on the listing of the Company’s Common Stock on Nasdaq and stated that the Company was required to submit a plan to regain compliance with Nasdaq Listing Rule 5250(c)(1) within 60 calendar days from the date of the Annual Report Notice. If the plan was accepted by Nasdaq, Nasdaq could grant the Company up to 180 calendar days from the due date of the Form 10-K for the fiscal year ended September 30, 2024 to regain compliance. In determining whether to accept such plan, Nasdaq would consider factors such as the likelihood that the remedial filing, along with any subsequent periodic filings that became due, could be made within the 180-day period, the Company’s past compliance history, the reasons for the late filing, other corporate events that might occur during Nasdaq’s review period, the Company’s overall financial condition, and its public disclosures. Any subsequent periodic filing due within the 180-day exception period was required to be filed no later than the end of that period.

On February 19, 2025, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Quarterly Report on Form 10-Q for the period ended December 31, 2024 with the SEC.

The Company submitted a compliance plan to Nasdaq on March 18, 2025, and Nasdaq granted the Company an extension to (i) file its Form 10-K for the fiscal year ended September 30, 2024 on or before June 13, 2025, and (ii) file its Form 10-Q for the quarter ended December 31, 2024 on or before July 14, 2025.

On May 19, 2025, the Company received a notice (the “Quarterly Report Notice”) from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Quarterly Report on Form 10-Q for the three months ended March 31, 2025 with the SEC. The Quarterly Report Notice had no immediate effect on the listing of the Company’s Common Stock on Nasdaq.

As a result of this additional delinquency relating to the Form 10-Q for the three months ended March 31, 2025, the Company submitted an update to its original compliance plan on June 3, 2025.

On June 13, 2025, the Company did not file its Form 10-K for the fiscal year ended September 30, 2024. On June 27, 2025, the Company received a delisting determination letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Nasdaq Delist Determination Letter”). According to the Nasdaq Delist Determination Letter, unless the Company requested an appeal of this determination by July 7, 2025, trading of the Company’s Common Stock would be suspended from The Nasdaq Capital Market at the opening of business on July 9, 2025, and Nasdaq would file a Form 25-NSE with the SEC to remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

On July 7, 2025, the Company appealed the Nasdaq delisting determination letter dated June 27, 2025, and the Nasdaq Hearings Panel scheduled a hearing for the appeal on August 14, 2025. Nasdaq also notified the Company that the Panel would consider this matter in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market. Pursuant to Listing Rule 5810(d), the Company intended to present its views with respect to this additional deficiency at the Panel hearing.

On July 17, 2025, the Company received an additional delisting determination letter from Nasdaq, which stated that the Company had not regained compliance with Nasdaq Listing Rule 5550(a)(2) by July 14, 2025 and was not eligible for a second 180-calendar-day compliance period, primarily because the Company did not satisfy the initial listing requirements for The Nasdaq Capital Market under the Equity Standard or the alternative standards. According to the letter, this matter served as an additional basis for delisting the Company’s securities from The Nasdaq Stock Market.

On July 21, 2025, the Company filed with the SEC its Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which was subsequently amended on July 30, 2025.

Following a hearing held on August 14, 2025, the Nasdaq Hearings Panel issued a decision on September 2, 2025 granting the Company’s request to continue its listing on The Nasdaq Stock Market, subject to the Company’s timely satisfaction of specified conditions, including (i) filing all required periodic reports and (ii) demonstrating compliance with Nasdaq Listing Rule 5550(b)(1), to be affirmed in a report to be filed under the Exchange Act on or before September 30, 2025.

On August 20, 2025, the Company received a delinquency notification letter from the Listing Qualifications Staff of Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 with the SEC.

On August 26, 2025, the Company filed with the SEC its Quarterly Report on Form 10-Q for the three months ended December 31, 2024.

In its effort to regain compliance with the Nasdaq equity requirement, and subsequent to the quarter ended June 30, 2025 and through September 30, 2025, the Company completed certain unregistered issuances of equity securities, which increased stockholders’ equity.

On September 30, 2025, the Company filed with the SEC its Quarterly Report on Form 10-Q for the three months ended March 31, 2025.

On October 8, 2025, the Company received a delinquency notification letter from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5620(a) and Nasdaq Listing Rule 5810(c)(2)(G) because the Company did not hold an annual meeting of stockholders within 12 months of the end of the Company’s fiscal year. The Company subsequently held its Annual Meeting of Stockholders on October 28, 2025.

On November 3, 2025, the Company filed with the SEC its Quarterly Report on Form 10-Q for the three months ended June 30, 2025.

On December 4, 2025, Nasdaq notified the Company that it had regained compliance with Nasdaq Listing Rule 5250(c)(1), as well as Nasdaq Listing Rules 5550(b)(1) and 5620(a), following a hearing before the Nasdaq Hearings Panel. The Company remains subject to a bid price compliance deadline under Nasdaq Listing Rule 5550(a)(2) and a Mandatory Panel Monitor through November 14, 2026.

If we fail to meet one of those standards or any other applicable Nasdaq continued listing requirement relevant to the listing of our securities, our Common Stock may be subject to delisting, as applied by Nasdaq in its discretion. We intend to take all commercially reasonable actions to maintain our Nasdaq Capital Market listing. If our Common Stock is delisted in the future, it is not likely that we will be able to list our Common Stock on another national securities exchange on a timely basis or at all and, as a result, we expect our securities would be quoted on an over-the-counter market; however, if this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our Common Stock and reduced liquidity for the trading of our securities. In addition, in the event of such delisting, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

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

As a listed company, we are required to meet the Nasdaq continued listing requirements. We have breached certain of these requirements in the past. See also “—The Nasdaq Capital Market may subsequently delist our securities if we fail to comply with ongoing listing standards” and “Corporate Information.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

The Company’s executive officers oversee the strategic processes to safeguard data and comply with relevant regulations and has overall responsibility for evaluating cybersecurity risks, as well as related policies and risks in connection with the Company’s supply chain, suppliers, and other service providers. The Company does not currently engage any assessors, consultants, auditors, or other third parties in connection with any such processes, given the size and scale of the Company, the resources available to it, the anticipated expenditures, and the risks it faces in terms of cybersecurity. The Company’s executive officers are responsible for overseeing and periodically reviewing and identifying risks from cybersecurity threats associated with its use of any third-party service provider.

Since the start of its latest completed fiscal year and up to the date of this Report, the Company is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations, or financial condition.

The Company’s Board of Directors is responsible for oversight of risks from cybersecurity threats. The Company’s executive officers oversee the overall processes to safeguard data and comply with relevant regulations and will report material cybersecurity incidents to the board. The Company’s executive officers have limited experience in cybersecurity matters, but where they determine it is appropriate, the Company will engage external advisers to assist in assessing, managing and remediating any cybersecurity incidents. For material cybersecurity incidents, the Company’s executive officers will promptly inform and update the Board and seek its instructions regarding response and remediation.

ITEM 2. PROPERTIES

Our principal executive office is located at Room R2, FTY D, 16/F, Kin Ga Industrial Building, 9 San On Street, Tuen Mun, Hong Kong, at a monthly rental cost of RMB 4,167 (approximately $594), with the lease expiring on December 17, 2026.

We currently lease office space and facilities in Delray Beach, Florida; Tuen Mun, Hong Kong; and Beijing and Henan, China. Our office in Boca Raton, Florida has a total monthly lease expense of approximately $2,500, with the lease expiring on October 11, 2026. Our office in Beijing, China has a total yearly lease expense of approximately RMB 197,100(approximately $27,683), with the lease expiring on March 31, 2026. Our office in Henan, China has a total yearly lease expense of approximately RMB 98,280 (approximately $13,804), monthly rent fee RMB 8,190 (approximately $1,150), with the lease expiring on August 14, 2026. We have analyzed our current facilities in light of our anticipated requirements, and we expect to continue optimizing our office space and facilities to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

The Kim Litigation

On October 3, 2024, Mr. Sooncha Kim filed a complaint against the Company in the Southern District of New York, (Case No. 1:24-cv-7485) (the “Complaint”). The Complaint alleges that the Company breached a Convertible Note and Warrant Purchase Agreement, dated June 6, 2024, between the Company and Mr. Kim, by, among other things, failing to deliver the registration rights agreement, excluding Mr. Kim from the S-1 registration statement, delaying conversion of Mr. Kim’s notes, undertaking steps to dilute Mr. Kim’s shares, failing to honor Mr. Kim’s 50% participation right in any subsequent financing and failing to appoint a designated director, as set forth in the parties’ agreement. Mr. Kim seeks specific performance of the Convertible Note and Warrant Purchase Agreement, and monetary damages in the amount of $1,041,216, plus applicable interest. The Company filed its answer to the Complaint on December 3, 2024. On January 7, 2025, Mr. Kim filed a motion seeking a preliminary injunction against the Company (the “Motion”). The Company opposed the Motion on January 22, 2025, and on February 13, 2025, the Court denied Mr. Kim’s Motion. As of September 30, 2025, discovery in the case is ongoing, and no trial date has been set.

The Ex-Directors Lawsuit

On March 10, 2025, the following former directors of the Company, Kevin J. Connor, Chris J. Jones, Nobuki Kurita, and David Robson (collectively, the “Ex-Directors”), filed a complaint against the Company in the Superior Court of California, County of San Diego (Case No. 25CU012922N) (the “Complaint”). The Complaint alleges the Company failed to pay directors’ fees and expenses from the last quarter the fiscal year ended September 30, 2023 through the first two quarters of the fiscal year ended September 30, 2024, and is claiming breach of contract, quantum meruit, unjust enrichment, promissory estoppel, breach of the implied covenant of good faith and fair dealing, and unfair business practices. On August 22, 2025, a judgment by default was entered against the Company in the amount of $58,920.34. Counsel for Plaintiffs/Judgment Creditors, Kevin J. Conner, J. Chris Jones, Nobuki Kurita, and David Robson (collectively, “Plaintiffs”) subsequently filed a motion with the court to amend the total amount of the judgment. On November 21, 2025, the Court entered an order amending the judgment nunc pro tunc, increasing the aggregate awards to all Plaintiffs to $222,062.28, including the prejudgment interest and costs.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “IMG.” As of September 30, 2025, there were approximately 299 holders of record of our Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Equity Incentive Plans

See “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. - Equity Compensation Plan Information”.

Repurchases of Shares

There were no repurchases of shares of common stock during for the year ended September 30, 2025.

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

Corporate Overview

CIMG is a company incorporated in Nevada and has been listed on Nasdaq since June 2020. We were formerly known as “Nuzee, Inc.” with a previous ticker symbol “NUZE”, and we changed our corporate name and ticker symbol to “CIMG Inc.” and “IMG” in October 2024. We are committed to leveraging artificial intelligence and, where appropriate, blockchain related technologies to support industrial development and help our clients improve user growth and brand management. We are currently making efforts to expand our sales and distribution channels in Asia to cover a wider range of consumer food and beverage products. This expansion is driven by our online sales platform, which utilizes the natural language search function.

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

Since July 2024, we launched the “Homology of Medicine and Food” series. including Huomao-branded products, Exosome eye drops and other health and wellness products. The Homology of Medicine and Food Series is guided by traditional Chinese medicine theory, incorporates modern nutritional principles to identify the functional attributes of certain foods and food-derived ingredients. we are committed to providing healthier and more suitable health and wellness products for Asian customers. The launch of the new product effectively contributed to the growth of our sales.

We source, market, and distribute health and wellness products, including Maca-based dietary supplements, functional foods, and beauty products. We leverage technology and data-driven marketing tools to support product promotion and sales. We are committed to providing high-quality products with a focus on responsible and sustainable sourcing to consumers seeking to enhance their health and wellness. We sell our products through online channels and a network of retail partners, including grocery stores, convenience stores, and vending machines.

Since September 2025, we launched the “Computing Power Product” series. We provide customers with hardware devices, such as GPUs integrated with artificial intelligence data-processing modules. These modules are embedded in the GPUs and tailored to the characteristics and needs of each industry. The modules enable industry-specific data learning, helping applications develop more accurate data-processing patterns, and intelligently complete operational tasks. We primarily sell these products to business customers, who then integrate them into their own servers, core processors, and other computing infrastructure and deliver solutions to their end users. We continuously refine our artificial intelligence data-processing templates and enhance the learning capabilities of the modules to deliver more accurate intelligent services across a broad range of industries.

The diagram below is our corporate structure as of the date of this Report.

Nasdaq Listing Deficiency

Since January 2024, we have received several deficiency and delinquency notices from Nasdaq relating to our stockholders’ equity, minimum bid price, failure to timely file periodic reports and failure to hold an annual meeting. We have cured all of these deficiencies except the minimum bid price requirement and, as of December 4, 2025, Nasdaq has notified us that we have regained compliance with Nasdaq Listing Rules 5250(c)(1), 5550(b)(1) and 5620(a), while remaining subject to a bid price compliance deadline under Rule 5550(a)(2) and a Mandatory Panel Monitor through November 14, 2026

On January 14, 2025, the Company received a notification letter (the “Minimum Bid Price Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company was not in compliance with the minimum bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Minimum Bid Price Notice had no immediate effect on the listing of the Company’s Common Stock, which continued to trade on The Nasdaq Capital Market under the symbol “IMG.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days from the date of the Minimum Bid Price Notice, or until July 14, 2025, to regain compliance. If, at any time before July 14, 2025, the closing bid price of the Common Stock closed at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq would provide written notification that the Company had regained compliance and the matter would be resolved. If the Company did not regain compliance during the compliance period ending July 14, 2025, Nasdaq could, in its discretion, grant the Company an additional 180-calendar-day period to regain compliance, provided that the Company met the continued listing requirement for market value of publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market as of July 14, 2025 (except for the minimum bid price requirement) and provided Nasdaq with written notice of its intent to cure the deficiency during the second compliance period.

On January 17, 2025, the Company received another notice (the “Annual Report Notice”) from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Annual Report on Form 10-K for the fiscal year ended September 30, 2024 with the SEC. The Annual Report Notice had no immediate effect on the listing of the Company’s Common Stock on Nasdaq and stated that the Company was required to submit a plan to regain compliance with Nasdaq Listing Rule 5250(c)(1) within 60 calendar days from the date of the Annual Report Notice. If the plan was accepted by Nasdaq, Nasdaq could grant the Company up to 180 calendar days from the due date of the Form 10-K for the fiscal year ended September 30, 2024 to regain compliance. In determining whether to accept such plan, Nasdaq would consider factors such as the likelihood that the remedial filing, along with any subsequent periodic filings that became due, could be made within the 180-day period, the Company’s past compliance history, the reasons for the late filing, other corporate events that might occur during Nasdaq’s review period, the Company’s overall financial condition, and its public disclosures. Any subsequent periodic filing due within the 180-day exception period was required to be filed no later than the end of that period.

On February 19, 2025, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Quarterly Report on Form 10-Q for the period ended December 31, 2024 with the SEC.

The Company submitted a compliance plan to Nasdaq on March 18, 2025, and Nasdaq granted the Company an extension to (i) file its Form 10-K for the fiscal year ended September 30, 2024 on or before June 13, 2025, and (ii) file its Form 10-Q for the quarter ended December 31, 2024 on or before July 14, 2025.

On May 19, 2025, the Company received a notice (the “Quarterly Report Notice”) from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Quarterly Report on Form 10-Q for the three months ended March 31, 2025 with the SEC. The Quarterly Report Notice had no immediate effect on the listing of the Company’s Common Stock on Nasdaq.

As a result of this additional delinquency relating to the Form 10-Q for the three months ended March 31, 2025, the Company submitted an update to its original compliance plan on June 3, 2025.

On June 13, 2025, the Company did not file its Form 10-K for the fiscal year ended September 30, 2024. On June 27, 2025, the Company received a delisting determination letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Nasdaq Delist Determination Letter”). According to the Nasdaq Delist Determination Letter, unless the Company requested an appeal of this determination by July 7, 2025, trading of the Company’s Common Stock would be suspended from The Nasdaq Capital Market at the opening of business on July 9, 2025, and Nasdaq would file a Form 25-NSE with the SEC to remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

On July 7, 2025, the Company appealed the Nasdaq delisting determination letter dated June 27, 2025, and the Nasdaq Hearings Panel scheduled a hearing for the appeal on August 14, 2025. Nasdaq also notified the Company that the Panel would consider this matter in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market. Pursuant to Listing Rule 5810(d), the Company intended to present its views with respect to this additional deficiency at the Panel hearing.

On July 17, 2025, the Company received an additional delisting determination letter from Nasdaq, which stated that the Company had not regained compliance with Nasdaq Listing Rule 5550(a)(2) by July 14, 2025 and was not eligible for a second 180-calendar-day compliance period, primarily because the Company did not comply with the initial listing requirements for The Nasdaq Capital Market under the Equity Standard or the alternative standards. According to the letter, this matter served as an additional basis for delisting the Company’s securities from The Nasdaq Stock Market.

On July 21, 2025, the Company filed with the SEC its Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which was subsequently amended on July 30, 2025.

Following a hearing held on August 14, 2025, the Nasdaq Hearings Panel issued a decision on September 2, 2025 granting the Company’s request to continue its listing on The Nasdaq Stock Market, subject to the Company’s timely satisfaction of specified conditions, including (i) filing all required periodic reports and (ii) demonstrating compliance with Nasdaq Listing Rule 5550(b)(1), to be affirmed in a report to be filed under the Exchange Act on or before September 30, 2025.

On August 20, 2025, the Company received a delinquency notification letter from the Listing Qualifications Staff of Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 with the SEC.

On August 26, 2025, the Company filed with the SEC its Quarterly Report on Form 10-Q for the three months ended December 31, 2024.

In its effort to regain compliance with the Nasdaq equity requirement, and subsequent to the quarter ended June 30, 2025 and through September 30, 2025, the Company completed certain unregistered issuances of equity securities, which increased stockholders’ equity.

On September 30, 2025, the Company filed with the SEC its Quarterly Report on Form 10-Q for the three months ended March 31, 2025.

On October 8, 2025, the Company received a delinquency notification letter from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5620(a) and Nasdaq Listing Rule 5810(c)(2)(G) because the Company did not hold an annual meeting of stockholders within 12 months of the end of the Company’s fiscal year. The Company subsequently held its Annual Meeting of Stockholders on October 28, 2025.

On November 3, 2025, the Company filed with the SEC its Quarterly Report on Form 10-Q for the three months ended June 30, 2025.

On December 4, 2025, Nasdaq notified the Company that it had regained compliance with Nasdaq Listing Rule 5250(c)(1), as well as Nasdaq Listing Rules 5550(b)(1) and 5620(a), following a hearing before the Nasdaq Hearings Panel. The Company remains subject to a bid price compliance deadline under Nasdaq Listing Rule 5550(a)(2) and a Mandatory Panel Monitor through November 14, 2026.

Results of Operations

Revenue

	Fiscal Year ended September 30,		Change
	2025	2024	Dollars	%
Products revenues	$10,231,791	$1,930,291	$8,301,500	430.06%
Service revenues	65,987	-	65,987	100%
Total revenue	10,297,778	1,930,291	8,367,487	433.48%

For the fiscal year ended September 30, 2025, the Homology of Medicine and Food Series, Computing Power Product Series, and Maca Product Series generated revenues of $6,349,253, $3,804,691, and $144,726, respectively, accounting for 61.65%, 36.94% and 1.41% of the total revenue. Our total revenue was $10,297,778, compared with $1,930,291 for the fiscal year ended September 30, 2024, representing a growth of 433.48%. The significant increase in revenue was primarily attributable to the inclusion of revenues from the Homology of Medicine and Food Series and the Computing Power Product Series, which were generated by entities acquired during the fiscal year ended September 30, 2025. Accordingly, the year-over-year revenue growth was driven largely by acquisitions rather than organic expansion of the Company’s existing operations.

Cost of revenue and gross margin

	Fiscal Year ended September 30,		Change
	2025	2024	Dollars	%
Products cost	$10,108,590	$1,898,122	$8,206,667	432.36%
Service cost	63,347	-	63,347	100%
Total cost	10,171,937	1,898,122	8,273,815	435.89%
Gross profit	125,841	32,169	93,672	291.19%
Gross margin %	1.22%	1.67%

Cost of revenue

For the fiscal year ended September 30, 2025, total cost of revenue amounted to $10,171,937, compared to $1,898,122 for the fiscal year ended September 30, 2024, representing an increase of 435.89%.

The cost of revenue for the year ended fiscal year ended September 30, 2025 was primarily attributable to the Homology of Medicine and Food Series, the Computing Power Product Series, and the Maca Product Series. For the fiscal year ended September 30, 2025, product costs relating to these series were $6,278,927, $3,777,292, and $116,609, accounting for 61.72%, 37.13% and 1.15% of the total cost of revenue.

The significant increase in cost of revenue was mainly due to the inclusion of the Homology of Medicine and Food Series and the Computing Power Product Series, which were generated from entities acquired during the fiscal year and primarily relate to trading activities. Accordingly, the year-over-year increase in cost of revenue was driven largely by the consolidation of newly acquired entities rather than an increase in costs incurred by the Company’s existing operations.

Gross profit

For the fiscal year ended September 30, 2025, total gross profit amounted to $125,841, compared to $32,169 for the fiscal year ended September 30, 2024. The increase in gross profit was primarily attributable to higher revenue generated from the Homology of Medicine and Food Series and the Computing Power Product Series, which were contributed by entities acquired during the fiscal year.

For the fiscal year ended September 30, 2025, gross profit from the Homology of Medicine and Food Series, the Computing Power Product Series, and the Maca Product Series was $70,325, $27,399, and $28,117, accounting for 55.88%, 21.77% and 22.35% of the total gross profit.

Gross margin

For the fiscal year ended September 30, 2025, the Company’s gross profit margin was 1.22%, compared to 1.67% for the fiscal year ended September 30, 2024. The decrease in gross profit margin was mainly due to a higher proportion of revenue generated from the Homology of Medicine and Food Series and the Computing Power Product Series, which primarily operate as trading businesses and generally generate lower gross margins than the Company’s historical operations.

Operating Expenses

	Fiscal Year ended September 30,		Change
	2025	2024	Dollars	%
Operating Expenses	$4,419,331	$6,425,572	$(2,006,241)	(31.22)%

For the fiscal year ended September 30, 2025, operating expenses totaled $4,419,331, compared to $6,425,572 for the fiscal year ended September 30, 2024, representing a decrease of $2,006,241 or 31.22%. This is mainly due to the reduction in labor costs, professional fees (including legal and consulting services), and office expenses.

Net Loss

	Fiscal Year ended September 30,		Change
	2025	2024	Dollars	%
Net Loss	$4,890,555	$8,972,735	$(4,082,180)	(45.50)%

For the fiscal year ended September 30, 2025, the Company recorded a net loss of $4,890,555, compared to a net loss of $8,972,735 for the fiscal year ended September 30, 2024. The decrease in net loss was primarily attributable to lower operating expenses, which is mainly due to the decrease in labor costs, professional fees (including legal and consulting service fees), and office expenses.

Liquidity and Capital Resources

As of the date of this Report, the Company has funded its operations primarily through proceeds from registered public offerings and private placements of its Common Stock. The Company’s principal uses of cash include funding operations, product commercialization and development activities, administrative support, and working capital requirements.

As of September 30, 2025, the Company had a cash balance of approximately $0.14 million and has incurred recurring net losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this Report.

Management has evaluated the Company’s ability to continue as a going concern by considering its current cash resources, the value of its digital assets, and its expected operating expenses over the next twelve months. Management’s plans to alleviate the conditions giving rise to substantial doubt include seeking additional funding through public or private equity financings, equity-linked instruments, or other capital-raising activities. The timing and availability of such funding are subject to market conditions and other factors, including the potential exercise of outstanding warrants by warrant holders.

There can be no assurance that such financing will be available on acceptable terms, or at all. Accordingly, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

Summary of Cash Flows

	Fiscal Year Ended September 30,
	2025	2024
Cash used in operating activities	$(17,593,993)	$(9,970,680)
Cash provided by (used in) investing activities	$22,365	$(320,043)
Cash provided by financing activities	$17,247,540	$9,586,272
Effect of foreign exchange on cash	$(2,847)	$312,906
Cash flows generated from discontinued business operations	$-	$(127,102)
Net decrease in cash	$(326,935)	$(518,647)

Discontinued operations

On June 7, 2024, the Company’s Board of Directors passed a resolution to sell (1) NuZee KOREA Ltd, a company incorporated in Korea and a wholly-owned subsidiary of the Company; and (2) NuZee Investment Co., Ltd, a company incorporated in Japan and a wholly-owned subsidiary of the Company.

During the fiscal years ended September 30, 2025 and September 30, 2024, the cash outflows arising from the cessation of business operations were $Nil and $127,102 respectively.

Operating Activities

We used $17,593,993 of cash in operating activities during the fiscal year ended September 30, 2025, with the cash outflow arising from purchases of raw materials and finished products.

We used $9,970,680 of cash in operating activities during the fiscal year ended September 30, 2024, with the cash outflow arising from the purchase of raw materials and finished products and the disposal of subsidiaries.

Investing Activities

In the fiscal year ended September 30, 2025, we received $22,365 in cash from investing activities, which was a cash inflow from the disposal of subsidiaries and equipment.

In the fiscal year ended September 30, 2024, we used $320,043 in cash in investing activities, which was a cash outflow arising from the purchase of equipment.

Financing Activities

Historically, we have funded our operations through the issuance of our equity securities.

Cash provided from financing activities increased from $9,586,272 as of September 30, 2024 to $17,247,540 as of September 30, 2025. The main reason for the increase is the rise in private placement. During the fiscal year ended September 30, 2025, financing activities included the offerings and sales of the Company’s common stock and convertible notes.

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements that might have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and The Report of Independent Registered Public Accounting Firm required by this item are included in this Report on pages F-1 through F-29 and are incorporated herein by reference.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025, the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (iii) because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that the measures we have taken will be effective in mitigating or preventing significant deficiencies or material weaknesses in our internal control over financial reporting in the future.

b.	Management’s report on internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this Report based on the criteria for effective internal control described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2025.

As we are a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management and Board of Directors

Our Board of Directors is comprised of five directors. In addition to the information set forth below regarding our directors and the skills that led our Board of Directors to conclude that these individuals should serve as directors, we also believe that all of our directors have a reputation for integrity, honesty, and adherence to the highest ethical standards. We believe they each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our Company and to their Board duties.

The following persons currently serve as CIMG’s executive officers and directors. For biographical information concerning the executive officers and directors, see below.

Name	Age	Position(s) Held
Executive Officers
Jianshuang Wang	46	Chief Executive Officer and Chairperson of the Board
Wenlong Tong	36	President
Feng Tian	38	Acting Chief Financial Officer
Xiaocheng Hao	46	Chief Operating Officer

Non- Executive Directors
Yanli Hou	42	Independent Director
Changzheng Ye	34	Independent Director
Zongmei Huang	53	Independent Director
Jinmei Guo Hellstroem	51	Independent Director

Ms. Wang Jianshuang has served as our Chief Executive Officer and Chairperson since June 6, 2024. Prior to joining us, from 2021 to May 2024, Ms. Wang served as Director of Human Resources of Yueshang Group. From March 2012 to July 2020, Ms. Wang served as the Human Resources Director at Zhongrong Minxin Capital Management Co., Ltd., Shuyun Puhui Technology Co., Ltd., and Beijing Meixin Technology Co., Ltd. Ms. Wang received a bachelor’s degree in Human Resource Management from Hebei University of Economics and Business in 2001.

Mr. Wenlong Tong has served as our President since October 5, 2025. Prior to joining us, from 2020 to September 2025, Mr. Tong served as Manager of the South China Major Client Team at Zhongshishun Technology (Beijing) Co., Ltd., where he led financial industry infrastructure integration projects serving major banks, including China Merchants Bank and Ping’An Bank, and was responsible for regional business development across Guangdong Province. Mr. Tong obtained his Master of Business Administration (MBA) degree from Shenzhen University in 2007. Mr. Tong obtained a bachelor’s degree in Computer Network and Application from Siyuan College, Xi’an Jiaotong University in 2009.

Ms. Feng Tian has served as our Acting Chief Financial Officer since August 1, 2025. She also served as our Head of Finance from November 2024 until her appointment as our Acting Chief Financial Officer. Prior to joining us, from 2019 to 2024, Ms. Tian served as Head of Finance at Daren International (HKEX: 01957), where she led post-listing compliance and financial management, including financial disclosures for prospectuses, annual audits, and ESG reporting, to ensure compliance with HKEX requirements, and supported financial system upgrades through the establishment of a shared service center and the implementation of rolling budget mechanisms. From 2014 to 2019, Ms. Tian served as Head of Finance at Henan Aishang International Education Group, where she built the finance function from inception, established key internal systems for fund approval, contract management, and campus accounting, and developed a campus profitability model to support expansion planning and operational decision-making. Ms. Tian obtained an Executive MBA degree from Zhengzhou University. Ms. Tian graduated from Henan Industry and Trade Vocational College in 2013.

Mr. Xiaocheng Hao has served as our Chief Operating Officer since April 30, 2025. From June 2021 to March 2025, Mr. Hao served as the Chief Executive Officer of Shanghai Huomao, where he was responsible for that company’s overall management and operations, including business development and brand and sales strategy. Mr. Hao obtained an MBA degree from Southwest Jiaotong University in 2011 and a bachelor’s degree in Business Administration from Zhongnan University of Economics and Law in 2003.

Ms. Yanli Hou has served as our director since June 6, 2024. From August 2021 to May 2024, Ms. Hou served as the Chief Executive Officer of Daren International (HKEX: 01957), where she was responsible for the company’s overall management and business development in connection with its multi-channel store opening and digital transformation services. From March 2019 to July 2021, Ms. Hou served as President of the Live Streaming Business Group of Yueshang Group (Nasdaq: WETG), where she led the company’s live streaming business operations and management. Ms. Hou obtained a bachelor’s degree in Financial Management from Shandong University of Finance and Economics in 2006.

Mr. Changzheng Ye has served as our director since May 2, 2024. Prior to joining us, Mr. Ye has served as Technical Director at Lear Group Limited since March 2023. From 2021 to 2023, he served as Technical Director at Enron Investment Management. From 2018 to 2021, he served as a Project Manager at Shenzhen Baoyide Network Technology Co., Ltd. Mr. Ye graduated from Zhengzhou University in 2014 with a bachelor’s degree in Mold Design and Manufacture.

Ms. Zongmei Huang has served as our director since June 19, 2024. Since 2019, Ms. Huang has served as CEO of XinRui Technology Co., Limited, a Hong Kong-based firm focused on helping Chinese technology companies expand globally, as well as supporting growth-stage companies through venture capital and private equity, with investments spanning enterprise services, cloud computing, cybersecurity, fintech, cross-border supply chains, retail, e-commerce, logistics, and digital entertainment. Ms. Huang graduated from City University of Hong Kong in 1996, obtaining a Bachelor of Literature.

Ms. Jinmei Guo Hellstroem has served as our director since December 19, 2024. Since 2014, Ms. Hellstroem has been serving as the CEO of Trend Interior Trading Co., Ltd. in Sweden. Ms. Hellstroem graduated from Bohai University in Liaoning in 1997.

Family Relationships

There are no family relationships among any of CIMG’s executive officers or directors.

Composition of the CIMG Board of Directors

The Board of Directors manages the business and affairs of CIMG, as provided by Nevada law, and conducts its business through meetings of the Board of Directors and its standing committees. The Board of Directors consists of five members. The primary responsibilities of the CIMG’s Board of Directors are to provide risk oversight and strategic guidance to CIMG and to counsel and direct CIMG’s management. The Board of Directors will meet on a regular basis and will convene additional meetings, as required.

Board of Directors Meetings

During the fiscal year ended September 30, 2025, our Board of Directors met eight times, including video conference meetings. Our audit committee met four times while our compensation committee and our nominating and corporate governance committee did not meet. All directors attended 100% of the aggregate number of meetings of the Board of Directors and all of the audit committee members attended 100% of the audit committee meetings.

Director Independence

As a result of its Common Stock continuing to be listed on Nasdaq following consummation of the Business Combination, CIMG adheres to the rules of Nasdaq in determining whether a director is independent. The Board of Directors has consulted with its counsel to ensure that its determinations are consistent with those rules and relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards generally define an “independent director” as a person who is not an executive officer or employee, or who does not have a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. The parties have determined that Jinmei Guo Hellstroem, Yanli Hou, Changzheng Ye, and Zongmei Huang are considered independent directors of CIMG. CIMG’s independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

CIMG’s Board of Directors has an audit committee, a compensation committee, and a nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the Board of Directors when necessary to address specific issues. Copies of each committee’s charter are posted on CIMG’s website. CIMG’s website and the information contained on, or that can be accessed through, such website is not deemed to be incorporated by reference in, and are not considered part of, this Report. The composition and responsibilities of each of the committees of the Board are described below. Members serve on these committees until their resignation or until otherwise determined by the Board of Directors.

Audit Committee

CIMG’s audit committee consists of Changzheng Ye, Yanli Hou, and Jinmei Guo Hellstroem. The Board of Directors has determined that each member of the audit committee satisfies the independence requirements under the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act. The chair of the audit committee is Changzheng Ye. The Board of Directors has determined that Yanli Hou is an “audit committee financial expert” within the meaning of SEC regulations. Each member of the audit committee can read and understand fundamental financial statements in accordance with applicable listing standards. In arriving at these determinations, the parties have examined each audit committee member’s scope of experience and the nature of his or her employment. The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to corporate accounting and financial reporting processes, systems of internal control, and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of the audit committee include:

●	helping the Board of Directors oversee the corporate accounting and financial reporting processes;

●	managing and/or assessing the selection, engagement, qualifications, independence, and performance of a qualified firm to serve as the independent registered public accounting firm to audit CIMG’s consolidated financial statements;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, CIMG’s interim and year-end operating results;
●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing related party transactions;

●	reviewing CIMG’s policies on risk assessment and risk management;

●	reviewing, with the independent registered public accounting firm, CIMG’s internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues; and

●	pre-approving audit and permissible non-audit services to be performed by the independent registered public accounting firm.

CIMG’s audit committee operates under a written charter that satisfies the applicable Nasdaq Listing Rules.

Compensation Committee

CIMG’s compensation committee consists of Jinmei Guo Hellstroem, Zongmei Huang, and Jianshuang Wang. The chair of the compensation committee is Zongmei Huang. The Board of Directors has determined that each member of the compensation committee satisfies the independence requirements under the Nasdaq Listing Rules, and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The primary purpose of CIMG’s compensation committee is to discharge the responsibilities of the Board in overseeing CIMG’s compensation policies, plans, and programs and to review and determine the compensation to be paid to CIMG’s executive officers, directors, and other senior management, as appropriate. Specific responsibilities of the compensation committee include:

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

Nominating and Corporate Governance Committee

CIMG’s nominating and corporate governance committee consists of Zongmei Huang, Jinmei Guo Hellstroem, and Yanli Hou. The chair of the nominating and corporate governance committee is Jinmei Guo Hellstroem. The Board of Directors has determined that each member of the nominating and corporate governance committee satisfies the independence requirements under the Nasdaq Listing Rules.

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

Code of Business Conduct and Ethics

CIMG adopted a code of business conduct and ethics, or the Code of Conduct, that applies to all directors, officers, and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Conduct for CIMG applies to all directors, officers, and employees of CIMG and is available on CIMG’s website at www.ccmg.tech. In addition, CIMG intends to post on its website all disclosures that are required by law or the Nasdaq Listing Rules concerning any amendments to, or waivers from, any provision of the Code of Conduct. The reference to CIMG’s website address does not constitute incorporation by reference of the information contained at or available through the website, and you should not consider it to be a part of this Report.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. Section 16(a) compliance was required during the fiscal year ended September 30, 2025. To our knowledge, during the fiscal year ended September 30, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied .

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officers Compensation for the fiscal years ended September 30, 2025 and 2024

Name	Position	Fiscal Year ended September 30	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jianshuang Wang(1)	Chief Executive Officer	2025	$24,000	$-	$-	$-	$24,000
		2024	8,000	$-	$-	$-	$8,000
Zhanzhan Shi(2)	Former Chief Financial Officer	2025	$10,000	$-	$-	$-	$10,000
		2024	1,000	$-	$-	$-	$1,000
Feng Tian(3)	Chief Financial Officer	2025	$2,000	$-	$-	$-	$2,000
		2024	-	$-	$-	$-	$-
Xiaocheng Hao(4)	Chief Operating Officer	2025	$16,778	$-	$-	$-	$16,778
		2024	-	-	-	-	-
Randell Weaver(5)	Former Chief Financial Officer	2025	$-	$-	$-	$-	$-
		2024	$245,689	$-	$-	$-	$245,689
Masa Higashida(6)	Former Chief Executive Officer	2025	$-	$-	$-	$-	$-
		2024	$243,997	$-	$-	$-	$243,997

Notes:

(1) Jianshuang Wang has been serving as our Chief Executive Officer and Chairperson since June 2024.

(2) Zhanzhan Shi served as our Acting Chief Financial Officer from September 2024 to August 2025.

(3) Feng Tian has been serving as our Chief Financial Officer since August 2025.

(4) Xiaocheng Hao has been serving as our Chief Operating Officer since April 2025.

(5) Randell Weaver served as our Chief Financial Officer from August 2023 to August 2024.

(6) Masa Higashida served as our Chief Executive Officer from October 2014 to June 2024.

Director Compensation

CIMG’s non-employee directors are entitled to receive $60,000 in compensation per year for services rendered to CIMG. The following table presents the directors’ compensation during the fiscal years ended September 30, 2025 and 2024.

		Fees Earned
	Fiscal Year	or Paid in	Stock	Option	All Other
	ended	Cash(1)	Awards	Awards	Compensation	Total
Name	30-Sep	($)	($)	($)	($)	($)
Yanli Hou	2025	$12,000	$-	$-	$-	$12,000
	2024	$4,000	$-	$-	$-	$4,000
Jian Liu	2025	$2,581	$-	$-	$-	$2,581
	2024	$3,000	$-	$-	$-	$3,000
Changzheng Ye	2025	$12,000	$-	$-	$-	$12,000
	2024	$5,000	$-	$-	$-	$5,000
Zongmei Huang	2025	$12,000	$-	$-	$-	$12,000
	2024	$3,000	$-	$-	$-	$3,000
Jinmei Guo Hellstroem	2025	$9,419	$-	$-	$-	$9,419
	2024	$-	$-	$-	$-	$-

(1)	Pro-rated compensation for the fiscal year ended September 30, 2025, served as a director and chairperson of the Board.

●	On December 19, 2024, Mr. Jian Liu resigned from the Company’s board of directors.

Compensation Committee Interlocks and Insider Participation

The current members of the compensation committee are Jinmei Guo Hellstroem, Changzheng Ye, and Yanli Hou. All of these members are independent directors. The compensation committee is responsible for overseeing the Company’s compensation policies generally and making recommendations to the board of directors with respect to incentive compensation and equity-based plans of the Company that are subject to board of directors approval, evaluating executive officer performance and reviewing the Company’s management succession plan, overseeing and setting compensation for the Company’s directors and, as applicable, its executive officers and, as applicable, preparing the report on executive officer compensation that SEC rules require to be included in our Annual Report on Form 10-K. Currently, none of our executive officers are compensated by the Company and as such the compensation committee is not required to produce a report on executive officer compensation for inclusion in our Annual Report on Form 10-K.

During the fiscal year ended September 30, 2025 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the board of directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Our Board has terminated the equity incentive plans it adopted in 2013, 2019, and 2023. As of September 30, 2025, the Company maintained two equity incentive plans: the CIMG Inc. 2024 Equity Incentive Plan (the “2024 Plan”) and the CIMG Inc. 2025 Equity Incentive Plan (the “2025 Plan”). Under the 2024 Plan, 1,000,000 shares of the Company’s Common Stock were approved for issuance and awarded, and under the 2025 Plan, 7,279,400 shares of the Company’s Common Stock were approved for issuance and awarded.

The following table sets forth information concerning the 2024 Plan and 2025 Plan, as of September 30, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2024 Plan	1,000,000	$-	-
2025 Plan	7,279,400	$-	-
Equity compensation plans not approved by security holders	-	-	-
Total	8,279,400	$0	0

In addition, on October 28, 2025, the Company’s stockholders approved the CIMG Inc. 2026 Equity Incentive Plan (the “2026 Plan”), which authorizes the issuance of up to 38,000,000 shares of our Common Stock, subject to adjustment as provided in the plan. As of September 30, 2025, no awards were outstanding under the 2026 Plan as it has not yet been approved or become effective.

Management and Directors

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 30, 2025 by: (i) each director and nominee for director; (ii) each of the named executive officers named in the Summary Compensation Table set forth above; and (iii) all of the directors, nominees and executive officers as a group.

Except as otherwise indicated, all shares are owned directly, and the percentage shown is based on 15,483,547 shares of Common Stock issued and outstanding as of February 9, 2026.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Jianshuang Wang	-	-%
Zhanzhan Shi	-	-%
Xiaocheng Hao	-	-%
Changzheng Ye	-	-%
Yanli Hou	-	-%
Jinmei Guo Hellstroem	-	-%
Zongmei Huang	-	-%
All directors, nominees and executive officers as a group (seven persons)	0	0%

Other Beneficial Owners

The following table sets forth certain information regarding beneficial ownership by persons, other than our directors and executive officers, known to us to beneficially own more than 5% of our outstanding Common Stock, based on 15,483,547 shares of Common Stock outstanding as of February 9, 2026.

	Amount and Nature of Beneficial Ownership
Name and Address of	Voting Power		Investment Power			Percent of
Beneficial Owner	Sole	Shared	Sole	Shared	Aggregate	Class
Joyer Investment Limited.(1)	1,250,000	-	-	-	-	8.07%
Joyer Tech And Information OPC(2)	1,230,000	-	-	-	-	7.94%
RR DIGITAL TECH LIMITED(3)	1,200,000	-	-	-	-	7.75%
Vmade Co., Limited(4)	1,250,000	-	-	-	-	8.07%
DADA Business Trading Co., Limited(5)	1,250,000	-	-	-	-	8.07%
EASYGO BUSINESS CO., LTD(6)	1,195,000	-	-	-	-	7.71%
Fixed Star Future Technology Ltd. (7)	1,384,167	-	-	-	-	8.94%

(1)	Based on the Schedule 13D filed with the SEC on September 2, 2025, Joyer Investment Limited beneficially owns 32,125,872 shares of the Company’s Common Stock. The number shown in the table above reflects a 1-for-20 reverse stock split effectuated at 12:01 a.m. on December 5, 2025. Joyer Investment Limited’s control person is Yumei Liu, a PRC individual.
(2)	Based on the Schedule 13D filed with the SEC on September 2, 2025, Joyer Tech And Information OPC beneficially owns 24,715,473 shares of the Company’s Common Stock. The number shown in the table above reflects a 1-for-20 reverse stock split effectuated at 12:01 a.m. on December 5, 2025. Joyer Tech And Information OPC control person is Dixon Perez Dai, a Philippine individual.
(3)	As reported on the Registrant’s stockholder list, as provided by its transfer agent, VStock Transfer, LLC, on December 16, 2025, RR DIGITIAL TECH LIMITED’s control person is Xiang Zhang, a Chinese individual.
(4)	Based on the Schedule 13D filed with the SEC on September 2, 2025, Vmade Co., Limited beneficially owns 32,400,282 shares of the Company’s Common Stock. The number shown in the table above reflects a 1-for-20 reverse stock split effectuated at 12:01 a.m. on December 5, 2025. Vmade Co., Limited’s control person is Xiaodong Liu, a Hong Kong individual.
(5)	Based on the Schedule 13D filed with the SEC on September 2, 2025, Dada Business Trading Co., Limited beneficially owns 31,739,761 shares of the Company’s Common Stock. The number shown in the table above reflects a 1-for-20 reverse stock split effectuated at 12:01 a.m. on December 5, 2025. Dada Business Trading Co., Limited’s control person is Yubo Yang, a Hong Kong individual.
(6)	As reported on the Registrant’s stockholder list, as provided by its transfer agent, VStock Transfer, LLC, on December 16, 2025.EASYGO BUSINESS CO., LTD’s control person is Lijuan Wu, a Chinese individual.
(7)	Based on the Schedule 13G/A filed with the SEC on September 9, 2025, Fixed Star Future Technology Ltd. beneficially owns 27,683,333 shares of the Company’s Common Stock. The number shown in the table above reflects a 1-for-20 reverse stock split effectuated at 12:01 a.m. on December 5, 2025. Fixed Star Future Technology Ltd.’s control person is Sanwei Liu, a PRC individual. split effectuated at 12:01 a.m. on December 5, 2025. Fixed Star Future Technology Ltd.’s control person is Sanwei Liu, a PRC individual.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as set forth below, other than the director and executive officer compensation, there has not been any transaction or series of transactions since October 1, 2020, nor is there any currently proposed transaction, in which:

●	we have been or are to be a participant;
●	the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years; and
●	any of our directors, executive officers or, to our knowledge, beneficial owners of 5% or more of our capital stock, or any immediate family member of or person sharing the household with any of these individuals or entities, had or will have a direct or indirect material interest.

For the fiscal year ended September 30, 2024, the related party transactions were as follows:

Name of related parties	Relationship with Company	Related party transactions	Year Ended September 30, 2024
Wenwen Yu	Director of Wewin Technology LLC	Loan advanced to Wewin technology LLC.	7,500
Metaverse Intelligence Tech Ltd.	An entity whose owner is a director of Wewin Technology LLC	Convertible notes with CIMG INC	300,000

For the fiscal year ended September 30, 2025, the related party transactions were as follows:

Name of related parties	Relationship with Company	Related party transactions	Year Ended September 30, 2025
Wanhai Liu	Shareholder of Xilin Online (Beijing) E-commerce Co., Ltd	Loan advanced to Xilin Online (Beijing) E-commerce Co., Ltd	$12,262
Tianyong Lv	Manager of Xilin Online (Beijing) E-commerce Co., Ltd	Loan advanced to Xilin Online (Beijing) E-commerce Co., Ltd	12,754
Shengqing Li	Manager of Shenzhen Zhimeng Qiyang Technology Co., Ltd.	Loan advanced to Shenzhen Zhimeng Qiyang Technology Co., Ltd.	185,765
Hongfang Xie	Shareholder of Shanghai Huomao Cultural Development Co., Ltd.	Loan advanced to Shanghai Huomao Cultural Development Co., Ltd. and Guizhou Zhutai Huomao Liquor Industry Co., Ltd.	693
Wenlong Tong	President of CIMG Inc.	Loan advanced from Zhongyan Shangyue Technology Co., Ltd	(18,662)
Wenwen Yu	Director of Wewin Technology LLC	Loan advanced from Wewin technology LLC.	(73,795)
Metaverse Intelligence Tech Ltd.	An entity whose owner is a director of Wewin Technology LLC	Convertible notes with CIMG INC	3,693,041

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

During the fiscal years ended September 30, 2024 and September 30, 2023, and the subsequent interim period through January 20, 2025: (1) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey would have caused MaloneBailey to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods and (2) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K.

The following table summarizes the billed/expected to be billed in each respective period for audit fees and other services of: (1) the audit fees of Assentsure PAC for the fiscal year ended September 30, 2025 and review our unaudited financial statements for the periods ended December 31, 2024, March 31, 2025 and June 30, 2025

Fee Category		For the fiscal year ended September 30, 2025	For the fiscal year ended September 30, 2024

Assentsure PAC	Audit Fees (1)	$190,900	$189,500
	Audit-Related Fees	-	-
	Tax Fees	-	-
	All Other Fees(2)	105,015	-
	Subtotal	295,915	189,500

MaloneBailey, LLP	Audit Fees(3)	$123,600	$169,950
	Audit-Related Fees	-	-
	Tax Fees	-	-
	All Other Fees(4)	-	119,480
	Subtotal	123,600	289,430

	Total	$419,515	$478,930

(1)	Audit fees were for professional services rendered by Assentsure PAC for the audit of our annual financial statements.

(2)	All Other Fees were for professional services rendered by Assentsure PAC for reviewing our quarterly financial statements.

(3)	Audit fees were for professional services rendered by MaloneBailey, LLP for the audit of our 2024 financial statements.

(4)

All Other Fees refer to the professional service fees provided by MaloneBailey, LLP. These services include the review of our 2024 quarterly financial statements, as well as the regular services provided by MaloneBailey, LLP in 2024 related to statutory and regulatory filings or related business activities.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee’s policy is to pre-approve all audit and other services rendered by our independent registered public accounting firm, subject to de minimis exceptions for non-audit services set forth in the applicable rules of the SEC. In fiscal year 2025, our independent registered public accounting firm was not engaged to perform any non-audit services.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

	(1)	The following consolidated financial statements of the Company are incorporated by reference in Part II, Item 8-See Index to Consolidated Financial Statements

	(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

	(3)	See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684).
3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157).
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on October 22, 2024. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2024, SEC File Number 001-39338).
3.5	Certificate of Amendment to the Articles of Incorporation of the Company, dated October 28, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 31, 2025, SEC File No. 001-39338).
3.6	Certificate of Change to the Articles of Incorporation of the Company, dated December 2, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2025, SEC File No. 001-39338).
3.7	Third Amended and Restated Bylaws of the Company, effective March 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, SEC File Number 001-39338).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).
4.2	Series A Warrant Agent Agreement (including the terms of the Series A Warrant) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).
4.3	Series B Warrant Agent Agreement (including the terms of the Series B Warrant) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2022, SEC File Number 001-39338).
4.5	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2023, SEC File Number 001-39338).
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024, SEC File Number 001-39338)
4.7	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)
10.1	Form of Stock Option Agreement (2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on December 28, 2020, SEC File Number 001-39338).
10.2	Form of Stock Option Agreement (2019 Stock Incentive Plan) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on December 28, 2020, SEC File Number 001-39338).
10.3	Form of Restricted Stock Award Agreement under the NuZee, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2021, SEC File Number 001-39338).
10.4	Share Purchase Agreement by and between the Company and Masa Higashida dated as of June 7, 2024. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024, SEC File Number 001-39338)
10.5	Termination and Release Agreement by and between the Company and Masa Higashida dated as of June 7, 2024. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 7, 2024, SEC File Number 001-39338)
10.6	Second Amended and Restated Employment Agreement by and between the Company and Randell Weaver dated as of June 7, 2024. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2024, SEC File Number 001-39338)
10.7	CIMG Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 filed on November 29, 2024, SEC File Number 333-283531)
10.8*	CIMG Inc. 2025 Equity Incentive Plan
10.9*	CIMG Inc. 2026 Equity Incentive Plan
10.10	Convertible Note and Purchase Agreement, dated April 27, 2024, between the Company and the Investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024, SEC File Number 001-39338)
10.11	Convertible Note Purchase Agreement dated December 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)
10.12	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)
10.13	Registration Rights Agreement dated December 12, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)

10.14	Employment Agreement of Acting Chief Financial Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2024, SEC File Number 001-39338)
10.15	Employment Agreement of Chief Operating Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2025, SEC File Number 001-39338)
10.16

Employment Agreement by and between the Company and Feng Tian, dated August 1, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2025, SEC File Number 001-39338)

10.17	Share Purchase Agreement dated June 2, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2025, SEC File Number 001-39338)
10.18	Registration Rights Agreement dated June 2, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2025, SEC File Number 001-39338)
10.19	Securities Purchase Agreement, dated August 25, 2025, between the Company and the Investors party thereto (incorporated by reference to the Company’s 8-K filed on August 27, 2025).
10.20	Note Purchase Agreement, dated August 21, 2025, between the Company and the Investors party thereto (incorporated by reference to the Company’s 8-K filed on August 26, 2025).
10.21	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 26, 2025, SEC File Number 001-39338)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on July 21, 2025, as amended, SEC File Number 001-39338).
19.1	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on July 21, 2025, as amended, SEC File Number 001-39338).
21.1*	Subsidiaries of CIMG Inc.
23.1*	Consent of Guangdong Shenmou Law Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on July 21, 2025, as amended, SEC File No. 001-39338).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2026.

CIMG INC.

By:	/s/ Jianshuang Wang
Name:	Jianshuang Wang
Title:	Chief Executive Officer

By:	/s/ Feng Tian
Name:	Feng Tian
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jianshuang Wang	Chief Executive Officer and Director	February 13, 2026
Jianshuang Wang	(Principal Executive Officer)

/s/ Feng Tian	Chief Financial Officer	February 13, 2026
Feng Tian	(Principal Financial and Accounting Officer)

/s/ Yanli Hou	Director	February 13, 2026
Yanli Hou

/s/ Changzheng Ye	Director	February 13, 2026
Changzheng Ye

/s/ Zongmei Huang	Director	February 13, 2026
Zongmei Huang

/s/ Jinmei Guo Hellstroem	Director	February 13, 2026
Jinmei Guo Hellstroem

CIMG Inc. (f.k.a. NUZEE, INC.)

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of CIMG Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CIMG Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2025 and the related consolidated statements of operation and comprehensive loss, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for each of the two years in the period ended September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming that CIMG Inc. will continue as a going concern. As discussed in Note 2.5 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2.5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Emphasis of Matter - Adoption of New Accounting Standards

As discussed in Note 2.20 to the consolidated financial statements, the Company early adopted Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets (ASC 350-60), effective October 1, 2024. The standard requires retrospective application to all periods presented; however, the adoption did not have an impact on the prior period financial statements as the Company did not hold any digital assets in the comparative period. Our opinion is not modified with respect to this matter.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Assentsure PAC

Singapore

February 13, 2026

We have served as the Company’s auditor since 2025.

PCAOB ID Number 6783

Item 1. Financial Statements

CIMG Inc.

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except for share and per share data, or otherwise noted)

	September 30,	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalent	$137,287	$464,222
Accounts receivable, net	55,258	-
Inventories, net	11,893,318	4,548,035
Assets held of sale - current	-	10,736
Prepaid expenses and other current assets	4,948,022	382,648
Amount due from related parties	92,457	-
Total current assets	17,126,342	5,405,641

Non-current assets:
Property and equipment, net	2,200	2,268
Right-of-use asset - operating lease	20,340	99,746
Intangible assets, net	2,201	80,000
Digital assets	57,024,465	-
Goodwill	-	-
Total non-current assets	57,049,206	182,014

Total assets	$74,175,548	$5,587,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,464,144	$2,240,337
Short term loan	447,164	1,920,507
Current portion of lease liability - operating lease	13,346	100,962
Convertible notes	-	1,063,624
Convertible note-related party	1,838,041	319,220
Amount due to related parties	211,475	7,500
Contract liabilities	105,653	-
Other current liabilities	22,250,590	586,173
Tax payable	1,314,686	-
Total current liabilities	27,645,099	6,238,323

Total liabilities	$27,645,099	$6,238,323

Stockholders’ equity:
9,825,704 and 248,912 common shares issued and outstanding as of September 30, 2025 and 2024, respectively*	99	2
Additional paid-in capital	132,531,653	81,260,653
Accumulated deficit	(87,228,118)	(82,344,722)
Accumulated other comprehensive income	431,598	433,399
Total shareholders’ equity of the Company	45,735,232	(650,668)

Non-controlling interests	795,217	-
Total stockholders’ equity	46,530,449	(650,668)

Total liabilities and stockholders’ equity	$74,175,548	$5,587,655

*	On December 5, 2025, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, par value $0.00001 per share. As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock was reduced from 196,514,084 shares to approximately 9,825,704 shares, retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In U.S. dollars, except for share and per share data, or otherwise noted)

	Year Ended	Year Ended
	September 30, 2025	September 30, 2024
Products revenues	$10,231,791	1,930,291
Service revenues	65,987	-
Total revenues, net	10,297,778	1,930,291

Products cost	(10,108,590)	(1,898,122)
Service cost	(63,347)	-

Total cost of revenue	(10,171,937)	(1,898,122)

Gross profit	125,841	32,169

Operating expenses	(4,419,331)	(6,425,572)
Allowance for credit loss	(2,098)	(3,450,141)
Inventory write-down	(902,776)	(815,498)
Impairment loss on assets held for sale	-	(203,973)
Loss from operations	(5,198,364)	(10,863,015)

Fair value variation	2,024,465	(82,844)
Loss from investment	-	(1,092,169)
Other income	474,954	532,593
Other expense	(309,121)	(665,795)
Loss on acquisition	(20,210)	-
Goodwill impairment	(1,859,184)	-
Interest expense, net	-	(7,583)
Net loss from continuing operations	(4,887,460)	(12,178,813)
Gain from discontinued operations**	-	3,206,078
Net loss before tax	$(4,887,460)	(8,972,735)
Income tax	(3,095)	-
Net loss	$(4,890,555)	(8,972,735)

Non-controlling interest	(7,159)	-

Net loss attributable to CIMG Inc.	(4,883,396)	(8,972,735)

Basic and diluted loss per common share*	(2.80)	(83.46)

Basic and diluted weighted average number of common stock outstanding*	1,744,688	107,515

*	On December 5, 2025, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, par value $0.00001 per share. As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock was reduced from 196,514,084 shares to approximately 9,825,704 shares, retroactively adjusted for all periods presented.

**

On June 7, 2024, the Company sold (i) NuZee Korea Ltd., a company incorporated in Korea, and (ii) NuZee Investment Co., Ltd., a company incorporated in Japan, each of which was a wholly owned subsidiary of the Company.

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In U.S. dollars, except for share and per share data, or otherwise noted)

	Year Ended September 30, 2025	Year Ended September 30, 2024
Net loss attributable to CIMG Inc.	$(4,883,396)	$(8,972,735)

Foreign currency translation to CIMG Inc.	(1,801)	312,906
Total other comprehensive income net of tax to CIMG Inc.	(1,801)	312,906
Comprehensive loss to CIMG Inc.	$(4,885,197)	$(8,659,829)

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In U.S. dollars, except for share and per share data, or otherwise noted)

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares*	Amount	capital	deficit	income	interests	Total

Balance September 30, 2024	248,912	$2	$81,260,653	$(82,344,722)	$433,399	$-	$(650,668)
Common stock issued for cash	1,459,388	15	13,382,015	-	-	-	13,382,030
Common stock compensation	50,000	1	641,878	-	-	-	641,879
Issued private placement	7,880,438	79	36,390,364	-	-	-	36,390,443
Issued warrants	2,799	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	(1,801)	(1,343)	(3,144)
Acquisition of subsidiary	184,167	2	856,743	-	-	803,719	1,660,464
Net loss	-	-	-	(4,883,396)	-	(7,159)	(4,890,555)
Balance September 30, 2025	9,825,704	$99	$132,531,653	$(87,228,118)	$431,598	$795,217	$46,530,449

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares*	Amount	capital	deficit	income	Total

Balance September 30, 2023	37,432	$-	$74,925,851	$(73,371,987)	$120,493	$1,674,357
Common stock issued for cash	64,432	1	1,897,112	-	-	1,897,113
Reversal of stock option expense	-	-	(62,308)	-	-	(62,308)
Issued private placement	145,343	1	4,499,998	-	-	4,499,999
Treasury stock	1,705	-	-	-	-	-
Other comprehensive income	-	-	-	-	312,906	312,906
Net loss	-	-	-	(8,972,735)	-	(8,972,735)

Balance September 30, 2024	248,912	$2	$81,260,653	$(82,344,722)	$433,399	$(650,668)

*	On December 5, 2025, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, par value $0.00001 per share. As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock was reduced from 196,514,084 shares to approximately 9,825,704 shares, retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars, except for share and per share data, or otherwise noted)

	Year Ended	Year Ended
	September	September
	30, 2025	30, 2024
Operating activities:
Net loss	$(4,890,555)	$(8,972,735)
Gain from discontinued operations	-	(3,206,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value variation	(2,024,465)	82,844
Loss on acquisition	20,210	-
Depreciation and amortization	81,456	190,548
Noncash lease expense	117,593	481,752
Stock option expense	-	(62,308)
Stock compensation expenses	641,879	-
Allowance for credit loss	2,098	3,450,141
Loss from investment	-	1,092,169
Property and equipment asset impairment	-	203,973
Goodwill impairment	1,859,184	-
Inventory write-down	902,776	815,498
Interest income, net	-	7,583
Forgiveness of loan payable and other payables	(404,669)	(1,847)
Accrued interest	22,400	-
Change in operating assets and liabilities:
Accounts receivable	(40,758)	499,582
Inventories	(8,248,213)	(3,775,210)
Prepaid expenses and other current assets	(4,501,022)	23,041
Other receivables - related party	(92,457)	-
Other assets	-	7,060
Accounts payable	(451,403)	426,302
Other payables-related party	203,975	7,500
Deferred income	-	(379,795)
Lease liability – operating lease	(126,146)	(277,467)
Accrued expenses and other current liabilities	(665,876)	(583,233)
Net cash used in operating activities	(17,593,993)	(9,970,680)

Discontinued Operations*:
Losses caused by the termination of business	-	(433,566)
Interest income	-	25,495
Depreciation from discontinued operations	-	3,728
Changes in operating assets and liabilities	-	277,241
Net cash used in discontinued business operations	-	(127,102)

Investing activities:
Purchase of equipment	-	(319,843)
Proceeds from disposal of equipment	10,736	-
Cash received from the acquisition of subsidiaries	11,629	-
Acquisition of subsidiary	-	(200)
Net cash provided by/(used in) investing activities	22,365	(320,043)

Financing activities:
Proceed of loans	-	1,919,961
Repayment of loans	(95,671)	(4,753)
Repayment of finance lease	-	(26,048)
Proceeds from issuance of convertible note	10,144,186	1,620,000
Proceeds from issuance of convertible notes-related party	3,693,041	300,000
Proceeds from issuance of common stock, ATM offering	-	1,277,113
Proceeds from private placement	3,505,984	4,499,999
Net cash provided by financing activities	17,247,540	9,586,272

Effect of foreign exchange on cash	(2,847)	312,906

Net change in cash	(326,935)	(518,647)

Cash, beginning of period	464,222	982,869
Cash, end of period	$137,287	$464,222

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$1,961
Cash paid for taxes	-	-
Share issuance for Bitcoin	$37,025,000	-

*

On June 7, 2024, the Company sold (i) NuZee Korea Ltd., a company incorporated in Korea, and (ii) NuZee Investment Co., Ltd., a company incorporated in Japan, each of which was a wholly owned subsidiary of the Company.

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars, except for share and per share data, or otherwise noted)

 September 30, 2025

1. ORGANIZATION

CIMG Inc. (the “Company”) is incorporated in the State of Nevada and has been listed on the Nasdaq Stock Market since June 2020. The Company was formerly known as Nuzee, Inc., with the ticker symbol “NUZE”, and changed its corporate name and ticker symbol to “CIMG Inc.” and “IMG”, respectively, in October 2024.

The Company previously focused on specialty coffee products and related technologies. It is currently expanding its sales and distribution channels in Asia to encompass a broader range of consumer food and beverage products, supported by its online sales platform that incorporates a natural language search function.

CIMG Inc., its Hong Kong subsidiary DZR Tech Limited, and its U.S. subsidiary Wewin Technology LLC may transfer cash to the Company’s PRC subsidiaries through capital contributions and intercompany loans, subject to applicable regulatory requirements.

On January 13, 2025, the Company established a wholly owned subsidiary in Singapore, CIMG PTE. LTD. (“Singapore CIMG”).

On March 10, 2025, Zhongyan Shangyue Technology Co., Ltd. (“Beijing Zhongyan”), a wholly owned subsidiary of the Company, acquired 51% of the equity interests in Shanghai Huomao Cultural Development Co., Ltd. (“Shanghai Huomao”). Shanghai Huomao holds 90% of the equity interests in Guizhou Zhutai Huomao Liquor Industry Co., Ltd. (“Zhutai”).

On March 21, 2025, Beijing Zhongyan established a wholly owned subsidiary, Henan Zhongyan Shangyue Technology Co., Ltd. (“Henan Zhongyan”).

On March 27, 2025, Beijing Zhongyan entered into a business cooperation intent agreement with Xilin Online (Beijing) E-commerce Co., Ltd. (“Beijing Xilin”), pursuant to which certain shareholders of Beijing Xilin intended to transfer an aggregate of 51% of their equity interests to Beijing Zhongyan. The Company completed the acquisition of Beijing Xilin on March 31, 2025, following completion of the required business registration procedures in China.

On April 22, 2025, the Company completed the acquisition of Shanghai Huomao, together with the related business registration updates.

On August 1, 2025, Beijing Zhongyan entered into a business cooperation intent agreement with Shenzhen Zhimeng Qiyang Technology Co., Ltd. (“Zhimeng”), pursuant to which certain shareholders of Zhimeng agreed to transfer an aggregate of 51% of their equity interests to Beijing Zhongyan. The transfer was completed on August 1, 2025, and the related business registration change was approved on September 29, 2025.

On September 3, 2025, Beijing Zhongyan established a wholly owned subsidiary, Beijing Zhongyan Shangyue Holdings Co., Ltd. (“Beijing Shangyue”).

On September 16, 2025, Henan Zhongyan established a wholly owned subsidiary, Henan Nuanyou Agricultural Science and Technology Co., Ltd..

On September 23, 2025, DZR Tech Limited acquired Braincon Limited (“Braincon HK”) and its subsidiary, Beijing Xin Miao Shi Dai Technology Development Co., Ltd. (“Beijing Xinmiao”). DZR Tech Limited holds 100% of the equity interests in Braincon Limited.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1 BASIS OF PREPARATION

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

2.2 PRINCIPLES OF CONSOLIDATION

The Company’s consolidated financial statements include the financial statements of the Company and entities controlled by the Company and its subsidiaries.

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting powers; or has the power to appoint or remove the majority of the members of the board of directors; or to cast a majority of votes at the meeting of directors; or has the power to govern the financial and operating policies of the investee under a statute or agreement among the shareholders or equity holders.

All intercompany transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

2.3 NON-CONTROLLING INTERESTS

For the Company’s non-whole-owned subsidiaries, a non-controlling interest is recognized to reflect the portion of equity that is not attributable, directly or indirectly, to the Company. Non-controlling interests are classified as a separate line item in the equity section of the Company’s consolidated balance sheets and have been separately disclosed in the Company’s consolidated statements of operations and comprehensive (loss)/income to distinguish the interests from that of the Company.

2.4 EARNINGS PER SHARE

Basic earnings per common share are calculated by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, or equity awards, were exercised or vested and resulted in the issuance of common stock that would share in the earnings of the Company. Potentially dilutive securities are excluded from the calculation of diluted earnings per share when their effect would be anti-dilutive.

On December 5, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock, par value $0.00001 per share. All share and per-share amounts presented in the consolidated financial statements and accompanying notes have been retrospectively adjusted to reflect the reverse stock split.

As of September 30, 2025 and 2024, the Company had 1,289,937 and 11,765 common stock equivalents outstanding, respectively, consisting of stock options and warrants. For the periods presented, the Company incurred a net loss; accordingly, all common stock equivalents were anti-dilutive and excluded from the calculation of diluted net loss per common share.

2.5 GOING CONCERN AND CAPITAL CONSIDERATIONS

The Company has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2025, the Company had cash of $137,287 and negative working capital of $10,518,757. The Company expects that it will need to raise additional capital immediately to continue funding its operations. There can be no assurance that such financing will be available on acceptable terms, or at all.

As of September 30, 2025, the Company held 500 Bitcoin with a carrying amount of $57,024,465. Subsequent to quarter end, the Company obtained additional liquidity through the sale of maca inventory and the exercise of warrants and subsequently purchased an additional 230 Bitcoin. While these digital assets may be monetized, their value is subject to significant market volatility, and they do not represent committed or assured sources of financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

Management’s plans to address these conditions include raising additional equity or debt financing and executing its revised business strategy. However, as of the issuance date of these consolidated financial statements, management’s plans have not alleviated the substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

2.6 USE OF ESTIMATES

In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Areas where management uses subjective judgment include, but are not limited to valuation of inventories and inventory impairment, fair value measurements of digital assets, assessment of goodwill impairment, allowance for credit losses, recoverability of deferred tax assets, and the recognition and measurement of revenue. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

2.7 FAIR VALUE MEASUREMENTS

The Company applies the fair value measurement guidance in ASC 820, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques and requires disclosures of fair value measurements by hierarchy level.

The fair value hierarchy prioritizes quoted prices in active markets for identical assets or liabilities (Level 1) as the highest priority and unobservable inputs (Level 3) as the lowest priority. Valuation techniques used to measure fair value include the market approach, the income approach, and the cost approach.

The classification of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:

Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — Unobservable inputs that reflect the Company’s own assumptions.

The Company measures certain assets and liabilities at fair value on both a recurring and non-recurring basis, including digital assets and financial instruments with embedded features, when applicable. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses, other payables, convertible notes and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

2.8 CASH AND CASH EQUIVALENTS

The Company considers cash on hand and demand deposits to be cash. Highly liquid investments with original maturities of three months or less at the date of purchase are considered cash equivalents, provided such investments are readily convertible to known amounts of cash and are subject to insignificant risk of changes in value. The Company did not hold any cash equivalents as of September 30, 2025 and 2024.

2.9 ACCOUNTS RECEIVABLES, NET

Accounts receivables are recorded at invoiced amounts and are evaluated periodically for collectability. The Company estimates an allowance for credit losses based on historical loss experience, the creditworthiness of customers, known and inherent risks in the receivable portfolio, and current economic conditions. Accounts receivables are written off against the allowance for credit losses when they are deemed uncollectible.

2.10 EXPECTED CREDIT LOSS

In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), which requires entities to measure expected credit losses for financial assets measured at amortized cost, including accounts receivable and other receivables, using a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for management’s judgment regarding the effects of current conditions and reasonable and supportable forecasts of future economic conditions.

The Company’s accounts receivable and other receivables included in prepayments and other current assets are within the scope of ASC 326. The Company evaluates credit losses by identifying relevant risk characteristics of its customers and related receivables, including the size of the customer, the nature of the products or services provided, or a combination of these factors. Receivables with similar risk characteristics are grouped into pools.

For each pool, the Company considers historical credit loss experience, current economic conditions, reasonable and supportable forecasts of future economic conditions, and recoveries in estimating lifetime expected credit losses. Additional factors considered include customer demographics, payment terms, industry-specific risks, and relevant external and macroeconomic data.

The Company recorded allowance for credit losses of $2,107 and $3,450,141, respectively, related to accounts receivable for the years ended September 30, 2025 and 2024, which are presented as a separate line item in the consolidated statements of operations.

2.11 INVENTORIES, NET

Inventories, consisting primarily of raw materials and finished goods held for production and sale, are stated at the lower of cost or net realizable value. Inventory cost is determined using the weighted-average cost method. The Company reviews inventory levels on a quarterly basis and records inventory valuation allowances or write-downs, as necessary, to reflect net realizable value based on factors such as inventory aging, historical and forecasted demand, and market conditions.

2.12 BUSINESS COMBINATIONS

Business combinations are recorded using the acquisition method of accounting, and the cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations as of the acquisition date. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of the (i) the total of consideration paid, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the subsidiary acquired over (ii) the fair value of the identifiable net assets of the subsidiary acquired is recorded as goodwill. If the consideration of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized as loss on acquisition directly in the consolidated statements of operations and comprehensive (loss)/income.

2.13 FOREIGN CURRENCY TRANSLATION

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

2.14 REVENUE RECOGNITION

The Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied.

The Company primarily generates revenue from the trading and sale of goods. Revenue from product revenue is recognized when the Company satisfies its performance obligation by transferring control of the goods to the customer, which generally occurs upon delivery, when title and risk of loss pass to the customer.

For its product trading activities, the Company acts as the principal, as it controls the goods prior to transfer to the customer, bears inventory risk, and has discretion in establishing pricing. Accordingly, product revenue is recognized on a gross basis.

For service arrangements, the Company evaluates whether it controls the services prior to transfer to the customer. When the Company is determined to be the principal, service revenue is also recognized on a gross basis.

For the year ended September 30, 2025, the Company entered into a single contract to provide specialized technology development services related to the Computing Power Product Series. The contract involved custom software development services tailored to the customer’s specifications. The Company concluded that the performance obligation was satisfied at a point in time, and revenue was recognized when control of the delivery was transferred to the customer.

2.15 RETURN AND EXCHANGE POLICY

All products are inspected and securely packaged prior to shipment to help ensure that customers receive products in satisfactory condition. Customers may return products if they are not satisfied, in which case the Company will provide an exchange or refund of the purchase price, net of shipping charges. Return policies for wholesale customers vary in accordance with the terms of their respective agreements.

Under certain customer agreements, the Company provides chargebacks, pursuant to which the Company reimburses customers for a portion of the costs incurred to advertise and promote the Company’s products. The Company estimates and accrues such chargebacks based on contractual terms and historical experience. Chargebacks and returns, when applicable, are recorded as reductions of revenue and reflected in net sales.

For the years ended September 30, 2025 and 2024, the Company did not record any material sales allowances related to estimated product returns or chargebacks.

2.16 COST RECOGNITION

The Company is engaged in the trading of goods and the provision of related services, with its cost of revenue covering products under the Maca Product Series, the Homology of Medicine and Food Series, and the Computing Power Product Series.

For the Maca Product Series, which consists of plant-based products, the Company operates a trading model whereby it procures Maca raw materials and engages third-party processors for production. Costs recognized for this product series primarily include the purchase cost of Maca raw materials, packaging costs, freight and logistics costs, and other directly attributable processing-related expenses.

For the Homology of Medicine and Food Series, the Company operates as a trading intermediary, and the cost of revenue primarily comprises the procurement cost of finished goods purchased from third-party suppliers.

For the Computing Power Product Series, the Company provides technical services supported by the procurement of equipment and development services. The cost of revenue mainly consists of technical development service fees and equipment purchase costs incurred in connection with the delivery of such services.

2.17 PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and depreciated over their estimated useful lives, with accumulated depreciation and impairment losses recorded as reductions of carrying amounts. Depreciation is computed using the straight-line method over the following estimated useful lives:

-	Office equipment: 3 years
-	Machinery and other equipment: 5 years

2.18 LONG LIVED ASSETS

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicated that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.

2.19 INTANGIBLE ASSETS

Intangible assets with finite useful lives that are acquired are carried at cost less accumulated amortization and accumulated impairment losses. Amortization expense is recognized on a straight-line basis over the estimated useful lives of the intangible assets. The estimated useful lives and amortization method are reviewed at the end of each reporting period, with the effect of any changes in estimates being accounted for on a prospective basis. The Company have finite useful life intangible assets related to acquired tradename and software.

2.20 DIGITAL ASSETS

The Company’s digital assets consist solely of Bitcoin. Digital assets are initially recorded at cost and subsequently remeasured at fair value in accordance with ASU 2023-08. Changes in fair value are recognized in earnings each reporting period.

The fair value of Bitcoin is determined using quoted prices in active markets on Binance, which the Company has determined to be its principal market. Fair value measurements of digital assets are classified within Level 1 of the fair value hierarchy. Changes in fair value are recognized in the consolidated statements of operations within “Fair value variation”

The Company applies the first-in, first-out (FIFO) method to determine the cost basis of digital assets disposed of, if any.

2.21 GOODWILL

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Goodwill is not amortized but are subject to impairment testing on an annual basis or more frequently if events or circumstances indicate a potential impairment. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators or competition. Potential impairment indicators may also include, but are not limited to, (i) significant changes to estimates and assumptions used in the most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, and the magnitude thereof, (iii) declines in our market capitalization below our book value, and the magnitude and duration of those declines, (iv) a reorganization resulting in a change to our operating segments, and (v) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital, volatility in the equity and debt markets, or fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations.

2.22 INCOME TAXES

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

2.23 RELATED PARTIES

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

2.24 STOCK BASED COMPENSATION

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

During the year, the Company issued an aggregate of 50,000 shares of common stock under the 2024 Equity Incentive Plan, consisting of 40,000 shares issued on December 24, 2024 and 10,000 shares issued on April 22, 2025. These amounts reflect the impact of the 1-for-20 reverse stock split, under which 1,000,000 shares issued prior to the stock split were retroactively adjusted to 50,000 shares.

2.25 COMPREHENSIVE INCOME/LOSS

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

3. CONCENTRATION AND RISKS

3.1 FOREIGN CURRENCY EXCHANGE RATE RISK

The Company’s operating transactions are mainly denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes by the central government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by law to be transacted only through authorized financial institutions at exchange rates set by the People’s Bank of China (the “PBOC”). Remittances in currencies other than RMB by the Company in the PRC must be processed through PBOC or other PRC foreign exchange regulatory bodies which require certain supporting documents in order to effect the remittances. As of September 30, 2025 and 2024, the Company’s cash and cash equivalents denominated in RMB were RMB 576,318 (approximately $80,950) and RMB 24,443 (approximately $3,487) , respectively, accounting for 58.96% and 0.75% of the Company’s total cash and cash equivalents.

3.2 CONCENTRATION OF CREDIT RISK

The Company’s credit risk arises primarily from cash and cash equivalents, accounts receivable, other receivables from related parties, and other receivables included in prepaid expenses and other current assets. The carrying amounts of these financial instruments represent the Company’s maximum exposure to credit risk.

As of September 30, 2025, 86% of the Company’s cash and cash equivalents were held by major financial institutions located in China and Hongkong, the remaining 14% was held by financial institutions located in the United States. The Company believes that these financial institutions located in China, Hongkong and the United States of high credit quality. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. As of September 30, 2025, the Company had no cash balances at financial institutions in the United States in excess of the Federal Deposit Insurance Corporation limit.

Accounts receivable and other receivables are generally unsecured and arise in the ordinary course of business. Credit risk associated with these balances is mitigated through customer credit evaluations, ongoing monitoring of outstanding receivable balances, and the recognition of an allowance for expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts.

3.3 CONCENTRATION OF CUSTOMERS AND SUPPLIERS

In the years ended September 30, 2025 and 2024, revenue was primarily derived from major customers disclosed below.

Year ended September 30, 2025:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer A	$6,189,907	60%	-	-
Customer B	$3,738,704	36%	-	-

Year ended September 30, 2024:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer CN	$1,149,585	59.55%	-	-
Customer WP	$196,793	10.19%	-	-

For the years ended September 30, 2025 and 2024, inventory purchases, including purchases related to the Company’s trading of goods, were primarily made from the major suppliers disclosed below.

Year ended September 30, 2025:

Supplier Name	Purchases Amount	% of Total Purchases
Supplier YKYM	$8,479,775	45.64%
Supplier B	6,152,915	33.12%
Supplier C	3,729,039	20.07%

Year ended September 30, 2024:

Supplier Name	Purchases Amount	% of Total Purchases
Supplier YKYM	$4,548,035	100%

4. NOTES TO THE CONSOLIDATED IN FINANCIAL STATEMENTS

4.1 ACCOUNTS RECEIVABLE, NET

As of September 30, 2024, the Company had gross accounts receivable of $3,450,141, which were fully reserved through an allowance for credit losses of $3,450,141 based on management’s assessment of collectability at that time.

During the year ended September 30, 2025, management concluded that these accounts receivable was uncollectible and wrote off the entire outstanding balance against the allowance for credit losses. Accordingly, no accounts receivable related to these balances remained outstanding as of September 30, 2025.

As of September 30, 2025, the Company’s accounts receivable totaled $55,258, net of an allowance for credit losses of $2,107.

	September 30, 2025	September 30, 2024
Accounts receivable	$57,365	$3,450,141
Less: allowance for credit losses	(2,107)	(3,450,141)
Accounts receivable, net	55,258	-

The movements in the allowance for credit losses are as follows:

	September 30, 2025	September 30, 2024
Balance at beginning of the year	$(3,450,141)	$-
Additions	(2,098)	(3,450,141)
Foreign currency translation	(9)	-
Write-offs	3,450,141	-
Balance at end of the year	(2,107)	(3,450,141)

4.2 INVENTORIES, NET

Inventories, net consist of the following:

	September 30, 2025	September 30, 2024
Raw materials	$12,799,608	$5,289,238
Finished goods	154	74,295
Total inventories, gross	12,799,762	5,363,533
Less: inventory write-down	(906,444)	(815,498)
Inventories, net	11,893,318	4,548,035

The movements in the inventories write-down are as follows:

	September 30, 2025	September 30, 2024
Balance at beginning of the year	$(815,498)	$-
Additions	(902,776)	(815,498)
Foreign currency translation	(3,668)	-
Write-offs	815,498	-
Balance at end of the year	(906,444)	(815,498)

4.3 ASSET HELD FOR SALE - CURRENT

As of September 30, 2025, the Company had no assets classified as held for sale.

As of September 30, 2024, assets held for sale consisted of certain property and equipment with a gross carrying amount of $214,709, which had been written down by an impairment charge of $203,973 to its estimated fair value less costs to sell.

During the year ended September 30, 2025, the Company completed the sale of these assets and received cash proceeds of $10,736, representing the net carrying amount of the assets at the time of sale. Accordingly, no assets were classified as held for sale as of September 30, 2025.

	September 30, 2025	September 30, 2024
Gross carrying amount	$-	$214,709
less: impairment charge	-	(203,973)
Net carrying amount	-	10,736

4.4 PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2025 and 2024 were comprised of the following:

	September 30, 2025	September 30, 2024
Prepaid expenses	$291,445	$197,217
Prepaid tax(1)	1,286,205	-
Advances to suppliers(2)	1,458,569	-
Deferred equity issuance cost(3)	1,797,500	-
Other current assets	114,303	185,431
Total	4,948,022	382,648

(1)	Prepaid tax represents input value-added tax (“VAT”) paid in advance for which the related VAT invoices had not yet been received as of the reporting date. Subsequent to period end, the Company received a portion of the outstanding invoices, and management expects to obtain the remaining invoices within six months. Accordingly, management believes the prepaid tax balance is fully recoverable.

(2)	Advances to suppliers totaled $1,458,569, of which $1,404,745 related to a prepayment made to Daren (Beijing) Biomedical Technology Co., Ltd. for the procurement of inventory pursuant to a purchase agreement entered into during the year. Subsequent to September 30, 2025, the purchase agreement was mutually terminated, and the supplier refunded the full prepayment amount of $1,404,745 to the Company in November 2025. As of the date of these financial statements, no amounts remained outstanding related to this advance.

(3)	On July 1, 2025, the Company entered into a consulting agreement providing for total professional fees of $5.5 million in connection with the Company’s August 25, 2025 private placement financing of 500 bitcoins (aggregate consideration of $55,000,000). The consulting fee was payable in up to 220,000,000 shares of common stock. At the transaction date, the Company did not have sufficient authorized shares to issue the full 220,000,000 shares. Accordingly, 148,100,000 shares were issued on a pro-rate basis using the Company’s available authorized shares. The remaining 71,900,000 shares were subject to shareholder approval and an amendment to the Company’s Articles of Incorporation to increase the authorized share capital. As of September 30, 2025, $1,797,500 of the total $5.5 million consulting fee, representing the portion attributable to the 71,900,000 shares not yet issued and therefore had not been settled in equity. Accordingly, this amount was recorded as Other current assets – deferred equity issuance costs.

4.5 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Machinery & Equipment	$30,910	$1,465,566
Vehicles	-	57,431
Gross property and equipment	30,910	1,522,997
Less: accumulated depreciation	(28,710)	(1,127,820)
Less: reclassification to assets held for sale	-	(214,709)
Less: disposal of property and equipment	-	(178,200)
Net property and equipment	2,200	2,268

During the year ended September 30, 2024, the Company recorded an impairment charge of $203,973 related to certain property and equipment. During the same period, the Company disposed of property and equipment with a carrying amount of $178,200.

4.6 LEASES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities for most lease arrangements. The Company adopted ASC 842 effective October 1, 2019.

The Company evaluates lease arrangements on a quarterly basis to determine whether such arrangements meet the definition of a lease and whether recognition of ROU assets and lease liabilities is required. The Company elected the short-term lease practical expedient for leases with a term of 12 months or less and no purchase option.

4.6.1 LEASES WITH RECOGNISED ROU ASSETS AND LEASE LIABILITIES

Vista, California – Office and Manufacturing Space

In May 2022, the Company renewed its office and manufacturing space lease in Vista, California, extending the lease term through September 30, 2025 (the prior lease was scheduled to expire on January 31, 2023). The lease provides for a monthly base rent of $8,451, plus common area maintenance charges. In connection with the renewal, the Company also leased an additional 1,796 square feet at a monthly base rent of $2,514 through March 31, 2025.

Tuen Mun, Hong Kong – Office Space

The Company leases office space on San On Street, Tuen Mun, Hong Kong, under a lease term from December 18, 2024 to December 17, 2026, at a monthly rent of RMB 4,167 (approximately $594). As this lease represents a continuation and renewal of an existing lease and the combined non-cancellable term exceeds 12 months, the Company recognized right-of-use asset and lease liabilities for the lease as a single arrangement.

Beijing, China – Office Space

Effective February 28, 2025, the Company entered into a lease for office space located at Room 303, 3rd Floor, Hongsheng Building, Beijing, China. The lease requires monthly rental payments of RMB 16,425 (approximately $2,301) and expires on March 31, 2026. As the lease term exceeds 12 months, the Company recognized right-of-use asset and lease liabilities related to this lease as of September 30, 2025.

Delray Beach, Florida – Principal Office

Effective September 1, 2024, the Company entered into a lease for its principal office space located at 16097 Poppyseed Circle, Unit 1904, Delray Beach, Florida 33484, for a monthly rent of $3,500. The lease term extended through August 31, 2025, and the lease was not renewed upon expiration.

4.6.2 SHORT TERM LEASES

Boca Raton, Florida – Office Space

Effective October 10, 2025, the Company entered into a lease for office space located at 9127 Long Lake Palm Drive, Boca Raton, Florida 33496, with monthly rental payments of $2,500 through October 11, 2026. Because the lease term is 12 months or less, the Company elected the short-term lease practical expedient and, accordingly, did not recognize a right-of-use asset or lease liability related to this lease.

Henan, China – Office Space

The Company leases office space in Henan, China, with annual lease payments of approximately RMB 98,280 (approximately $13,804), payable in monthly installments of RMB 8,190 (approximately $1,150). The lease expires on August 14, 2026. Because the remaining lease term as of September 30, 2025 was less than 12 months, the Company elected the short-term lease practical expedient and did not recognize a right-of-use asset or lease liability related to this lease.

As of September 30, 2025, the Company’s operating leases had a weighted-average remaining lease term of one year and a weighted-average discount rate of 3%. Other information related to the Company’s operating leases is as follows:

Right-of-Use Assets	Amount
ROU asset – October 1, 2024	$99,746
ROU assets added during the year	38,750
Amortization during the year	(118,156)
ROU asset – September 30, 2025	$20,340

Lease Liabilities	Amount
Lease liability – October 1, 2024	$100,962
Lease liability added during the year	38,750
Reduction during the year	(126,366)
Lease liability – September 30, 2025	$13,346

Lease Liabilities by Maturity	Amount
Lease Liability – Short-Term	$13,346
Lease Liability – Long-Term	-
Lease Liability – Total	$13,346

The following table summarizes the Company’s operating lease cost, short-term lease cost, and related cash flow information for the year ended September 30, 2025:

Operating lease expenses	$117,593
Short-term lease expenses	3,451
Cash paid for amounts included in the measurement of lease liabilities	85,797
Right-of-use assets obtained in exchange for new operating lease liabilities	38,750
Lease amortization	117,593
Interest portion	2,920

4.7 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets as of September 30, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$140,000	$(140,000)	$-
Software	33,016	(30,815)	2,201
Total	173,016	(170,815)	2,201

The following table summarizes the Company’s intangible assets as of September 30, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$140,000	$(60,000)	$80,000
Total	140,000	(60,000)	80,000

The software intangible asset was recognized as a result of the acquisition of Shenzhen Zhimeng. Amortization expense for intangible assets with finite useful lives was $80,550 and $30,000 for the years ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, management determined that the tradename no longer had future economic benefits. Accordingly, the Company accelerated the amortization of the tradename, resulting in the full write-off of its remaining carrying value as of September 30, 2025. The accelerated amortization was included in operating expenses for the year ended September 30, 2025.

4.8 DIGITAL ASSETS

The Company’s digital assets consist solely of Bitcoin. Digital assets are measured at fair value, with changes in fair value recognized in earnings for each reporting period.

As of September 30, 2025, the Company held 500 Bitcoin with an aggregate cost basis of $55,000,000 and a fair value of $57,024,465, which was presented as digital assets on the consolidated balance sheets.

The following table is a summary of Bitcoin activity during the year ended September 30, 2025:

Amount
Beginning balance at September 30, 2024	$-
Receipts from issuance of common stock (Bitcoin contribution)	55,000,000
Net change in fair value	2,024,465
Ending balance at September 30, 2025	$57,024,465

On August 25, 2025, the Company entered into a securities purchase agreement with nine non-U.S. investors pursuant to Regulation S for the issuance of an aggregate of 220,000,000 shares of common stock at a purchase price of $0.25 per share, for total consideration of $55,000,000, which was settled in 500 Bitcoin. The Bitcoin received was recorded at fair value on the transaction date as an equity issuance.

At the transaction date, the Company did not have sufficient authorized shares to issue the full 220,000,000 shares. Accordingly, 148,100,000 shares were issued on a pro rata basis using available authorized shares. The remaining 71,900,000 shares were subject to shareholder approval and an amendment to the Company’s Articles of Incorporation to increase the authorized share capital.

On September 25, 2025, the Company’s Board of Directors approved an increase in authorized common stock from 200,000,000 shares to 600,000,000 shares. In October 2025, the Company amended its Articles of Incorporation to effect the increase in authorized shares. Following the amendment, the remaining 71,900,000 shares were issued and are reflected as outstanding in the Company’s shareholder register.

Because the authorization and issuance of the remaining shares occurred after September 30, 2025, these actions represent non-recognized subsequent events. Accordingly, no adjustment was made to the consolidated financial statements as of September 30, 2025.

4.9 BUSINESS COMBINATION

During the year ended September 30, 2025, the Company completed several business combinations. Each transaction was accounted for as a business combination, as the acquired sets of activities and assets met the definition of a business. The results of operations of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. The following summarizes the significant business combinations completed during the period.

Xilin Online (Beijing) E-commerce Co., Ltd Acquisition

On March 31, 2025, the Company acquired a 51% controlling equity interest in Xilin Online (Beijing) E-commerce Co., Ltd. (“Beijing Xilin”) for no cash consideration. The transaction was accounted for as a business combination, as the acquired set of activities and assets met the definition of a business.

As of the acquisition date, the fair value of the identifiable net assets acquired was a net liability position of $39,538.

The Company recognized a non-controlling interest (“NCI”) representing the remaining 49% ownership interest, measured at its proportionate share of the identifiable net liabilities, resulting in a negative NCI balance of $19,374, which is presented within equity in the consolidated balance sheet.

The Company also recognized a loss on acquisition of $20,164, representing its proportionate share (51%) of the net liabilities assumed. The loss on acquisition was recorded in the consolidated statements of operations under “Loss on acquisition.”

No goodwill or bargain purchase gain was recognized, as no consideration was transferred and the fair value of the identifiable net assets acquired was negative.

The identifiable assets acquired and liabilities assumed in the business combination were recorded at their fair values on the acquisition date and consisted of the following major items.

Reconciliation of Net Liabilities Acquired	Amount
Cash consideration	$-
Non-controlling interests	(19,374)
Loss on acquisition	(20,164)
Net liabilities acquired	(39,538)

Identifiable Assets Acquired and Liabilities Assumed (at Fair Value)
Cash and cash equivalents	$2,031
Account receivable	8,908
Other current assets	63,701
Property and equipment, net	644
Accounts payable and accrued expenses	(77,789)
Contract liabilities	(12,810)
Other current liabilities	(24,223)
Net liabilities acquired	(39,538)

Shanghai Huomao Cultural Development Co., Ltd. Acquisition

On April 22, 2025, the Company acquired a 51% controlling equity interest in Shanghai Huomao Cultural Development Co., Ltd. (“Huomao”) for no cash consideration. The transaction was accounted for as a business combination, as the acquired set of activities and assets met the definition of a business.

As of the acquisition date, the fair value of the identifiable net assets acquired was a net liability position of $98.

The Company recognized a non-controlling interest (“NCI”) representing the remaining 49% ownership interest, measured at its proportionate share of the identifiable net liabilities, resulting in a negative NCI balance of $53, which is presented within equity in the consolidated balance sheet.

The Company also recognized a loss on acquisition of $45, representing its proportionate share (51%) of the net liabilities assumed. The loss on acquisition was recorded in the consolidated statements of operations under “Loss on acquisition.”

No goodwill or bargain purchase gain was recognized, as no consideration was transferred and the fair value of the identifiable net assets acquired was negative.

The identifiable assets acquired and liabilities assumed in the business combination were recorded at their fair values on the acquisition date and consisted of the following major items.

Reconciliation of Net Liabilities Acquired	Amount
Cash consideration	$-
Non-controlling interests	(53)
Loss on acquisition	(45)
Net liabilities acquired	(98)

Identifiable Assets Acquired and Liabilities Assumed (at Fair Value)
Cash and cash equivalents	$6,925
Account receivable	2,270
Accounts payable and accrued expenses	(2,091)
Other current liabilities	(7,202)
Net liabilities acquired	(98)

Shenzhen Zhimeng Qiyang Technology Co., Ltd. Acquisition

On August 1, 2025, Beijing Zhongyan, a wholly owned subsidiary of CIMG Inc. (the “Company”), entered into a Business Cooperation Intent Agreement with Shenzhen Zhimeng Qiyang Technology Co., Ltd. (“Zhimeng”). Pursuant to the agreement, certain shareholders of Zhimeng transferred an aggregate 51% equity interest in Zhimeng to Beijing Zhongyan. As a result of the transaction, the Company obtained control of Zhimeng, and Zhimeng has been consolidated from the acquisition date.

The consideration transferred consisted of 3,683,333 shares of the Company’s common stock, valued at $0.23 per share based on the Company’s quoted market price on August 1, 2025. The aggregate fair value of the equity consideration was $856,743, which was recorded within shareholders’ equity as non-cash consideration.

As of the acquisition date, the fair value of the identifiable net assets acquired was a net liability position of $179,182.

The Company recognized a non-controlling interest (“NCI”) representing the remaining 49% ownership interest, measured at fair value, resulting in an NCI balance of $823,146, which is presented within equity in the consolidated balance sheet.

The Company recognized goodwill of $1,859,071, representing the excess of the fair value of the consideration transferred and the non-controlling interest over the fair value of the identifiable net liabilities acquired.

No bargain purchase gain was recognized.

The identifiable assets acquired and liabilities assumed in the business combination were recorded at their fair values on the acquisition date and consisted of the following major items.

Reconciliation of Consideration Transferred and Net Liabilities Acquired	Amount
Fair value of equity consideration	$856,743
Fair value of non-controlling interest	823,146
Less: net liabilities acquired	(179,182)
Goodwill recognized	1,859,071

Identifiable Assets Acquired and Liabilities Assumed (at Fair Value)
Cash and cash equivalents	$2,671
Account receivable	5,421
Other current assets	653
Property and equipment	106
Intangible assets	2,723
Other current liabilities	(190,756)
Net liabilities acquired	(179,182)

Braincon Limited and its subsidiaries Acquisition

On September 23, 2025, DZR Tech Limited acquired 100% of the outstanding shares of Braincon Limited and its subsidiaries for cash consideration of $100, obtaining control of the acquired entities. The transaction was accounted for as a business combination.

As of the acquisition date, the fair value of the identifiable net assets acquired was a net liability position of $13, primarily attributable to accumulated deficits of a subsidiary.

The Company recognized goodwill of $113, representing the excess of the consideration transferred over the fair value of the identifiable net liabilities acquired.

No bargain purchase gain was recognized.

The identifiable assets acquired and liabilities assumed in the business combination were recorded at their fair values on the acquisition date and consisted of the following major items.

Reconciliation of Consideration Transferred	Amount
Cash consideration	$100
Less: net liabilities acquired	(13)
Goodwill recognized	113

Identifiable Assets Acquired and Liabilities Assumed (at Fair Value)
Cash and cash equivalents	$2
Other current liabilities	(15)
Net liabilities acquired	(13)

4.10 GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination and is not amortized. Goodwill is tested for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying amount may not be recoverable.

As of September 30, 2025 and 2024, goodwill consisted of the following:

	September 30, 2025	September 30, 2024
Goodwill recognized from acquisition	$1,859,184	$-
Less: impairment charge	(1,859,184)	-
Net goodwill	-	-

Goodwill of $1,859,071 arose from the acquisition of Shenzhen Zhimeng Qiyang Technology Co., Ltd., which was completed on August 1, 2025. In addition, goodwill of $113 was recognized in connection with the acquisition of Braincon Limited and its subsidiaries, resulting in total goodwill of $1,859,184. The goodwill primarily reflects expected synergies, assembled workforce, and other intangible benefits that do not qualify for separate recognition under U.S. GAAP.

Subsequent to the acquisitions, management performed qualitative and quantitative goodwill impairment assessments in accordance with ASC 350. In performing these assessments, management considered the Company’s post-acquisition operating performance, regulatory and operational constraints affecting Zhimeng’s business, and the Company’s decision not to make further investments in or expand the acquired operations. Based on these factors, management concluded that adverse indicators existed and that the carrying amount of the reporting unit was not recoverable as of September 30, 2025. Accordingly, the Company recognized a full impairment of goodwill during the period.

4.11 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2025 and 2024 are as follows:

	September 30, 2025	September 30, 2024
Accounts payable	$429,322	$1,098,582
Accrued expenses	1,034,822	1,141,755
Total	1,464,144	2,240,337

Accounts payable

Certain accounts payable balances outstanding as of September 30, 2025 were carried forward from the prior year and relate to legacy expenses incurred under previous management. During the year, the current management settled a portion of these outstanding payables and obtained debt forgiveness from certain creditors, which was recognized as other income during the period.

Notwithstanding these settlements and debt forgiveness, a portion of the legacy payables remained outstanding as of September 30, 2025. These balances primarily represent obligations incurred under previous management and continue to be recognized as accounts payable as management is in the process of reviewing and resolving the related obligations in the ordinary course of business, and such amounts remained payable as of the reporting date.

Accrued expenses

As of September 30, 2025, accrued expenses totaled $1,034,822, primarily comprising accrued expenses related to Nuzee single-serving coffee and DRIPKIT products of $756,621 and employee compensation payable of $277,988.

The accrued expenses related to Nuzee single-serving coffee and DRIPKIT products primarily represent legacy expenses incurred under previous management and are treated in a manner consistent with other legacy accounts payable balances. These amounts continue to be recognized as accrued expenses as management is in the process of reviewing and resolving the related obligations in the ordinary course of business, and such balances remained payable as of September 30, 2025.

Employee compensation payable of $277,988 is expected to be settled in March 2026.

4.12 SHORT TERM LOANS

As of September 30, 2025, the Company’s short-term loans totaled $447,164, consisting of the following:

(a) Loan due to Mr. Kim

An amount of $343,326 relates to a loan from Mr. Kim, which is currently subject to ongoing litigation between the Company and Mr. Kim. Repayment of this amount has been suspended pending the resolution of the litigation, and the ultimate repayment terms and timing, if any, will be determined based on the outcome of such proceedings.

(b) Loan due to Social E-Commerce Co., Ltd.

An amount of $103,838 represents a legacy liability incurred under previous management. This amount is contractually repayable on or before June 30, 2026. As of the date of these financial statements, no repayment has been made, and the balance remains outstanding.

Subsequent to September 30, 2025, no repayments have been made in respect of the above short-term loans. The balance due to Mr. Kim continues to be subject to ongoing litigation.

4.13 CONVERTIBLE NOTES

As of September 30, 2025 and 2024, the Company had outstanding unconverted convertible notes of approximately $1,838,041 and $1,382,844, respectively. During the years ending September 30, 2025 and September 30, 2024, respectively, $13,382,030 and $620,000 worth of convertible notes were converted into common stocks.

(a) Non-related party convertible notes

	September 30, 2025	September 30, 2024
Beginning balance	$1,063,624	$-
Issuance of convertible notes	10,144,186	1,620,000
Fair value adjustment	-	63,624
Conversion to common stock	(11,207,810)	(620,000)
Ending balance	-	1,063,624

All non-related party convertible notes outstanding as of September 30, 2024 were fully converted into shares of the Company’s common stock on October 31, 2024.

(b) Related party convertible notes

	September 30, 2025	September 30, 2024
Beginning balance	$319,220	$-
Issuance of convertible notes	3,693,041	300,000
Fair value adjustment	-	19,220
Conversion to common stock	(2,174,220)	-
Ending balance	1,838,041	319,220

Key issuance and conversion events

(1) August 20, 2024 – The Company issued convertible notes with an aggregate principal amount of $1,300,000, of which $1,000,000 was subscribed by non-related parties and $300,000 by a related party. As of September 30, 2024, the Company recorded a fair value adjustment of $82,844 related to these notes.

October 31, 2024 – All holders of the August 2024 convertible notes elected to convert their notes into an aggregate of 1,396,813 shares of common stock. The shares were registered pursuant to the Company’s Form S-1 filed on November 29, 2024.

(2) December 12, 2024 – The Company issued convertible notes with an aggregate principal amount of $10,000,000, of which $8,145,000 was subscribed by non-related parties and $1,855,000 by a related party.

February 10, 2025 – The Company obtained shareholder approval for the issuance of shares underlying the notes and warrants.

March 18, 2025 – the investors submitted their respective conversion notices, upon which the Company issued 19,457,618 shares of common stock to the investors.

(3) August 21, 2025 – The Company entered into a convertible bond purchase agreement with certain non-U.S. investors to issue convertible notes with an aggregate principal amount of $4,000,000, at a conversion price of $0.24 per shares, subject to adjustment in accordance with the Notes.

During the year ended September 30, 2025, the non-related parties notes with a carrying value of $1,999,962 were converted into 8,333,333 shares of common stock.

October 30, 2025 – The remaining related party notes of 8,333,333 shares were issued subsequent to year-end and are disclosed as a subsequent event.

The convertible notes were measured at fair value, with changes in fair value recognized in fair value variation in the consolidated statements of operations.

4.14 CONTRACT LIABILITIES

The following table summarizes the movements in contract liabilities during the periods presented:

	September 30, 2025	September 30, 2024
Balance at beginning of the year	$-	$-
Additions (customer advances / billings in advance)	105,653	-
Less: revenue recognized	-	-
Balance at end of year	105,653	-

As of September 30, 2025, contract liabilities of $105,653 primarily represent amounts billed to customers or cash received in advance for goods that had not yet been delivered as of the reporting date.

Of the contract liability balance outstanding as of September 30, 2025, $25,988 was recognized as revenue subsequent to year end upon delivery of the related goods. In addition, $10,000 included in contract liabilities relates to an advance payment received from Easygo Business Co., Ltd. pursuant to a sales contract entered into on June 20, 2025 for the purchase of single-serve coffee products. As the Company subsequently discontinued the manufacturing and sale of single-serve coffee products and no goods were delivered under the contract, no revenue is expected to be recognized, and the $10,000 advance payment is expected to be refunded to the customer on or before June 30, 2026.

4.15 OTHER CURRENT LIABILITIES

As of September 30, 2025 and September 30, 2024, other current liabilities amounted to $22,250,590 and $586,173, respectively.

Other current liabilities consisted of the following:

	September 30, 2025	September 30, 2024
Advances received for equity subscriptions(1)	$18,134,657	$159,657
Provision for liabilities related to directors’ litigation(2)	222,062	-
Professional service fees payable – Bitcoin transaction(3)	3,663,269	-
Others	230,602	426,516
Total	22,250,590	586,173

(1)	Advances received for equity subscriptions

Advances received for equity subscriptions include $159,657 relating to a share subscription by Mr. Kim, and $17,975,000 representing subscription funds received in connection with Bitcoin-related investments.

The issuance of shares relating to Mr. Kim’s equity subscription has been placed on hold due to ongoing litigation between Mr. Kim and the Company. Management intends to resolve the equity subscription upon conclusion of the legal proceedings.

With respect to the Bitcoin-related equity subscriptions, on September 25, 2025, the Company’s board of directors approved an increase in the authorized number of common shares from 200,000,000 to 600,000,000 shares. In October 2025, the Company amended its Articles of Incorporation to effect the increase. Following the amendment, 71,900,000 shares were issued and recorded as outstanding in the Company’s shareholder register.

As the authorization and issuance of these shares occurred after September 30, 2025, the transaction represents a non-recognized subsequent event in accordance with ASC 855. Accordingly, the transaction has not been reflected in the consolidated financial statements as of September 30, 2025, but has been disclosed.

(2)	Provision for liabilities related to directors’ litigation

The provision for liabilities related to directors’ litigation of $222,062 represents management’s estimate of costs associated with ongoing legal proceedings involving certain directors as of September 30, 2025.

(3)	Professional service fees payable – Bitcoin transaction

The professional service fees payable of $3,663,269 relate to a financial advisory services agreement executed on July 1, 2025, between CIMG INC and Sunflower Tech Limited, in connection with a Bitcoin-related asset transaction with a total transaction value of $55.0 million. Under the agreement, the advisory fee is calculated at 10% of the transaction value, amounting to $5.5 million.

As of September 30, 2025, the Company had directly paid $1,136,096, and its subsidiary, Zhongyan Shangyue Technology Co., Ltd., had paid $700,635 on the Company’s behalf, resulting in cumulative payments of $1,836,731. Accordingly, the remaining payable balance of $3,663,269 was recognized as a current liability as of September 30, 2025.

Subsequent to September 30, 2025, professional service fees totaling $189,689.85 were paid.

4.16 TAX PAYABLE

As of September 30, 2025 and September 30, 2024, taxes payable amounted to $1,314,686 and nil, respectively.

	September 30, 2025	September 30, 2024
VAT payable	$1,311,578	$-
Income tax payble	3,108	-
Total	1,314,686	-

The balance as of September 30, 2025 primarily relates to value-added tax (“VAT”) associated with revenue recognized during the period for which the corresponding VAT invoices had not yet been issued as of the reporting date.

4.17 OPERATING EXPENSES

For the year ended September 30, 2025, total operating expenses were $4,419,331. Operating expenses primarily consisted of personnel costs of $1,092,756, sales and marketing expenses of $1,101,374, depreciation and amortization of $81,456, professional fees (including legal, audit, and consulting services) of $1,781,053, travel expenses of $117,214, office expenses of $206,961, and other operating expenses of $38,517.

For the year ended September 30, 2024, total operating expenses were $6,425,572. Operating expenses primarily consisted of personnel costs of $1,800,817, sales and marketing expenses of $580,841, depreciation and amortization of $88,575, insurance expenses of $366,164, professional fees of $2,889,165, travel expenses of $22,612, office expenses of $424,495, taxes of $3,048, and other expenses of $249,855.

In certain instances, the Company incurs shipping and handling costs in connection with customer orders. Such costs are included in operating expenses in the consolidated statements of operations.

4.18 OTHER INCOME

For the year ended September 30, 2025, other income totaled $474,954, primarily arising from the settlement and forgiveness of accounts payable amounting to $404,719.

For the year ended September 30, 2024, other income totaled $532,593, primarily comprising recoveries of previously written-off receivables of $293,306 and income from rent transfer arrangements of $161,672.

4.19 LOSS FROM INVESTMENT

For the years ended September 30, 2025 and September 30, 2024, investment income (loss) was nil and a loss of $1,092,169, respectively. The investment loss recognized in 2024 primarily related to discontinued operations.

On June 7, 2024, the Company disposed of (i) NuZee Korea Ltd., a wholly owned subsidiary incorporated in Korea, and (ii) NuZee Investment Co., Ltd., a wholly owned subsidiary incorporated in Japan.

4.20 OTHER EXPENSES

For the year ended September 30, 2025, other expense totaled $309,121, primarily attributable to an accrued litigation provision of $222,062.

For the year ended September 30, 2024, other expense totaled $665,795, primarily attributable to administrative expenses of $515,212.

4.21 INCOME TAX

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. No asset or liability for unrecognized tax benefits was recorded as of September 30, 2025 or September 30, 2024.

United States

CIMG Inc. and Wewin are incorporated in the United States and are subject to U.S. federal corporate income tax at a statutory rate of 21%. For the years ended September 30, 2025 and September 30, 2024, these entities did not generate taxable income; accordingly, no provision for U.S. federal income tax was recorded.

Hong Kong

DZR Tech Limited is incorporated in Hong Kong and is subject to Hong Kong Profits Tax under the two-tiered profits tax rates regime, whereby the first HK$2 million of assessable profits are taxed at 8.25%, and profits in excess of HK$2 million are taxed at 16.5%. DZR Tech Limited did not generate taxable income for the years ended September 30, 2025 and 2024, and therefore no provision for Hong Kong profits tax was recorded.

People’s Republic of China

Beijing Zhongyan and Beijing Xilin are incorporated in the People’s Republic of China and are subject to enterprise income tax at a statutory rate of 25%. Only Beijing Zhongyan has taxable income for the year ended September 30,2025, resulting in an income tax expense of $3,095. Other entities did not generate taxable income for the years ended September 30, 2025 and 2024; accordingly, no provision for PRC enterprise income tax was recorded.

Schedule of Income Tax Expense (Benefit)

	Year Ended September 30, 2025	Year Ended September 30, 2024
Current income tax expense	$3,095	$-
Deferred income tax expense	-	-
Total income tax expense	3,095	-

Reconciliation of Statutory Tax Benefit to Income Tax Expense
Loss before income tax	$(4,887,460)	(8,972,735)
Tax benefit at statutory U.S. federal rate (21%)	(1,026,367)	(1,884,274)
Non-deductible expenses	159,559	-
Foreign rate differential	223,781	-
Change in valuation allowance	646,122	1,884,274
Income tax expense	$3,095	-

Deferred Tax Assets and Valuation Allowance

For the years ended September 30, 2025 and 2024, the Company incurred net operating losses (“NOLs”) of approximately $4,887,460 and $8,972,735, respectively. These losses give rise to deferred tax assets primarily related to NOL carryforwards.

The tax losses of the Company expire over different time intervals depending on the local jurisdiction. As of September 30, 2025, total net operating tax losses carried forward of the Company, if not utilized, will expire as follows:

PRC:
Loss expiring for the year ending December 31, 2025	$14,696
Loss expiring for the year ending December 31, 2026	43,371
Loss expiring for the year ending December 31, 2027	2,100
Loss expiring for the year ending December 31, 2028	3,031
Thereafter	1,722,679
Total	1,785,877

USA:
Validity period - Unlimited	$82,506,757

Hong Kong:
Validity period - Unlimited	$19,149

Based on management’s assessment of available positive and negative evidence, including historical operating results and uncertainty regarding future taxable income, a full valuation allowance was recorded against the deferred tax assets as of September 30, 2025 and 2024. Accordingly, no income tax benefit was recognized in the consolidated financial statements for the periods presented.

5. GEOGRAPHIC CONCENTRATIONS

The Company is organized based on fundamentally three business segments although it does sell its products on a world-wide basis. The Company is organized in two geographical segments. The Company jointly produces and sells its products in North America and China. Information about the Company’s geographic operations for the years ended September 30, 2025, and 2024 are as follows:

Geographic Concentration

Net Revenue:	Year Ended September 30, 2025	Year Ended September 30, 2024
North America	$-	$1,924,293
P.R.C	10,297,778	5,998
	10,297,778	1,930,291

Property and equipment, net:	Year Ended September 30, 2025	Year Ended September 30, 2024
North America	$-	$2,268
P.R.C	2,200	-
	2,200	2,268

6. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting” (“ASC 280”) establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management derived reportable segments based on business lines

As of and for the year ended September 30, 2025, the Company currently has the following reportable segments: Homology of Medicine and Food Series, Computing Power Product Series, Maca Product Series and others.

	Business Line			Others
	Homology of Medicine and Food	Computing Power Product	Maca Product	Unallocated Headquarter		Adjustments and
	Series	Series	Series	Costs	Total	eliminations	Consolidated
Revenues, net	$6,349,252	$3,804,691	$144,726	$-	$10,298,669	$(891)	$10,297,778
Cost of revenue	(6,278,927)	(3,777,292)	(116,609)	-	(10,172,828)	891	(10,171,937)
Gross profit	70,325	27,399	28,117	-	125,841	-	125,841

Operating expenses	(20,014)	(60,986)	(1,606,811)	(2,731,520)	(4,419,331)	-	(4,419,331)
Allowance for credit loss	(2,098)	-	-	-	(2,098)	-	(2,098)
Inventories impairment loss	-	-	(902,776)	-	(902,776)	-	(902,776)
Loss from operations	48,213	(33,587)	(2,481,470)	(2,731,520)	(5,198,364)	-	(5,198,364)

Fair value variation	-	-	-	2,024,465	2,024,465	-	2,024,465
Loss on acquisition	(20,210)	-	-		(20,210)		(20,210)
Goodwill impairment	(1,859,071)	-	-	(113)	(1,859,184)	-	(1,859,184)
Other income	-	-	70,235	404,719	474,954	-	474,954
Other expense	(143)	(71)	(9,125)	(299,782)	(309,121)	-	(309,121)
Segment Loss	$1,831,211	(33,658)	(2,420,360)	(602,231)	(4,887,460)	-	(4,887,460)

Year Ended
September 30,2024
Maca Product Series
Revenues, net	$1,930,291
Cost of revenue	(1,898,122)
Gross profit	32,169

Operating expenses	(6,425,572)
Allowance for credit loss	(3,450,141)
Inventory write-down	(815,498)
Impairment loss on assets held for sale	(203,973)
Loss from operations	$(10,863,015)

Fair value variation	(82,844)
Loss from investment	(1,092,169)
Other income	532,593
Other expense	(665,795)
Interest expense, net	(7,583)
Gain from discontinued operations	3,206,078
Net loss	$(8,972,735)

7. RELATED PARTY BALANCES AND TRANSACTIONS

During the years ended September 30, 2025 and 2024, respectively, other than disclosed elsewhere, the Company had the following major related party transactions:

Name of related parties	Relationship with Company
Wanhai Liu	Shareholder of Xilin Online (Beijing) E-commerce Co., Ltd
Tianyong Lv	Manager of Xilin Online (Beijing) E-commerce Co., Ltd
Shengqing Li	Manager of Shenzhen Zhimeng Qiyang Technology Co., Ltd.
Hongfang Xie	Shareholder of Shanghai Huomao Cultural Development Co., Ltd.
Wenlong Tong	President of CIMG Inc.
Wenwen Yu	Director of Wewin Technology LLC
Metaverse Intelligence Tech Ltd.	An entity whose owner is a director of Wewin Technology LLC

(a) Significant transactions with related parties

Name of related parties	Related party transactions	Year Ended September 30, 2025	Year Ended September 30, 2024
Wanhai Liu	Loan advanced to Xilin Online (Beijing) E-commerce Co., Ltd	$12,262	$-
Tianyong Lv	Loan advanced to Xilin Online (Beijing) E-commerce Co., Ltd	12,754	-
Shengqing Li	Loan advanced to Shenzhen Zhimeng Qiyang Technology Co., Ltd.	185,765	-
Hongfang Xie	Loan advanced to Shanghai Huomao Cultural Development Co., Ltd.	56	-
Hongfang Xie	Loan advanced to Guizhou Zhutai Huomao Liquor Industry Co., Ltd.	637	-
Wenlong Tong	Loan advanced from Zhongyan Shangyue Technology Co., Ltd	(18,662)	-
Wenwen Yu	Loan advanced from Wewin Technology LLC.	(73,795)	7,500
Metaverse Intelligence Tech Ltd	Convertible notes with CIMG INC	3,693,041	300,000

Nature of Related Party Transactions

During the years ended September 30, 2025 and 2024, the Company and its subsidiaries entered into certain transactions with related parties in the ordinary course of business. These transactions primarily consisted of advances made by related parties to settle operating and administrative expenses on behalf of the Company’s subsidiaries, as well as financing arrangements entered into with related parties.

Except as otherwise disclosed, all advances from or to related parties were unsecured, non-interest bearing, and had no fixed repayment terms. Management believes that the terms of these transactions are not materially different from those that could have been obtained from independent third parties under similar circumstances.

(b) Balances with related parties

	September 30,
	2025	2024
Wenlong Tong	$18,662	$-
Wenwen Yu	73,795	-
Total amounts due from related parties	92,457	-

Wanhai Liu	$12,263	$-
Tianyong Lv	12,754	-
Shengqing Li	185,765	-
Hongfang Xie	693	-
Wenwen Yu	-	7,500
Total amounts due to related parties	211,475	7,500

Metaverse Intelligence Tech Ltd.	$3,693,041	$319,220
Conversion to common stock	(1,855,000)	-
Total convertible notes – related party	1,838,041	319,220

The amounts due from and due to related parties primarily arose from payments made on behalf of the Company or its subsidiaries for operating, administrative, and legal expenses, as well as advances and settlements in the ordinary course of business. Such balances are recorded at their original amounts, which approximate fair value due to their short-term nature.

As of the date of issuance of these financial statements, management does not expect any material credit losses in respect of amounts due from related parties.

8. ISSUANCE OF EQUITY SECURITIES

During the year ended September 30, 2025, the Company issued 1,459,388 shares of common stock for cash, 50,000 shares pursuant to the 2024 Equity Incentive Plan, 7,880,438 shares in private placement transactions, and 184,167 shares as consideration in connection with the acquisition of a subsidiary.

On December 5, 2025, the Company effected a 1-for-20 reverse stock split (the “Reverse Split”) of its issued and outstanding shares of common stock, par value $0.00001 per share. As a result of the Reverse Split, the number of issued and outstanding shares of common stock was reduced from 196,514,084 shares to approximately 9,825,704 shares as of September 30, 2025.

(1) As of September 30, 2025, the common stock issued for cash are as follows:

Date	Transaction type	Description	Shares issued	Cash/consideration ($)

August 20, 2024	Convertible Note Purchase Agreement (Form 8-K filed on August 26, 2024, September 6, 2024, September 10, 2024 and Form S-1 filed on November 29, 2024)	On October 31, 2024, all the August 2024 Notes Investors converted their August Notes to shares of Common Stock. As a result of such conversions of the August Notes, we issued an aggregate of 1,396,813 shares of Common Stock to the August Notes Investors. 1,396,813 shares of Common Stock has been issued and registered under Form S-1 filed on November 29, 2024.	1,396,813	1,382,844
December 12, 2024	Convertible Note and Warrant Purchase Agreement (Form 8-K filed on December 17, 2024, Form 8-K/A filed on January 23, 2025, Form 8-K filed on April 3, 2025)	Pursuant to the note and warrant financing, the Company issued notes with aggregate proceeds of $9,999,224, convertible into up to 19,457,618 shares of common stock, subject to shareholder approval. The closings of the sale of the notes and warrants occurred on January 16, 2025 and January 17, 2025. On February 10, 2025, the Company obtained shareholder approval for the issuance of shares underlying the notes and warrants. On March 18, 2025, the investors submitted their respective conversion notices, upon which the Company issued 19,457,618 shares of common stock to the investors.	19,457,618	9,999,224
August 21, 2025	Convertible Note Purchase Agreement (From 8-K filed August 26, 2025, Form 8-K filed on November 12, 2025)	On August 21, 2025, the Company entered into a $4,000,000 convertible bond purchase agreement with certain non-U.S. investors. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.24 per share.

During the period ended September 30, 2025, the Company recognized $1,999,962, representing the conversion of the notes into 8,333,333 shares of common stock.

		On October 30, 2025, the Company issued the remaining 8,333,333 shares. The issuance of these shares occurred subsequent to September 30, 2025 and is therefore not reflected in the consolidated balance sheet as of that date, but is disclosed as a subsequent event.	8,333,333	$1,999,962
Total (Pre-Reverse Stock Split)			29,187,764	13,382,030
Total (Post-Reverse Stock Split)			1,459,388	13,382,030

(2) As of September 30, 2025, the issuance of common stocks due to the common stock compensation is as follows:

Date	Transaction type	Description	Shares issued	Cash/consideration ($)

December 6, 2025.	2024 Equity Incentive Plan (From S-8 filed December 6, 2025)	The Company granted an aggregate of 1,000,000 shares of common stock to its employees under the equity incentive plan, with 800,000 shares granted on December 24, 2024 and 200,000 shares granted on April 22, 2025, for total compensation cost of $641,879. 1,000,000 shares of common stock were registered pursuant to a Form S-8 filed on December 6, 2025.	1,000,000	641,879
Total (Pre-Reverse Stock Split)			1,000,000	641,879
Total (Post-Reverse Stock Split)			50,000	641,879

(3) As of September 30, 2025, the issued private placement are as follows:

Date	Transaction type	Description	Shares issued	Cash/consideration ($)

September 24, 2024	Purchase Agreement (Form 8-K filed on September 20, 2024 and Form S-1 filed on November 29, 2024)	$1,999,999 for 3,508,769 shares of Common Stock. 3,508,769 shares of common stock were issued and registered pursuant to a Form S-1 filed on November 29, 2024.	3,508,769	1,999,999
June 2, 2025	Share Purchase Agreement (Form 8-K filed on June 5, 2025 and June 10, 2025)	$1,067,944 for 6,000,000 shares of common stock. The closing of the sale of 6,000,000 shares of common stock occurred on June 9, 2025, and the shares were issued on that date.	6,000,000	1,067,944
August 25, 2025*	Securities Purchase Agreement (Form 8-K filed on August 27, 2025, Form 8-K/A filed on September 2, 2025)	On August 25, 2025, the Company entered into a securities purchase agreement with certain non-U.S. investors for total consideration of $55,000,000, payable in Bitcoin, at a purchase price of $0.25 per share. The agreement provides for the issuance of up to 220,000,000 shares of common stock through a private placement, of which 148,100,000 shares, representing $37,025,000 of consideration, were issued during the period.

		On September 2, 2025, the Company issued 148,100,000 shares of common stock to certain non-U.S. investors. The issuance of the remaining 71,900,000 shares is subject to shareholder approval.	148,100,000	33,322,500
Total (Pre-Reverse Stock Split)			157,608,769	36,390,443
Total (Post-Reverse Stock Split)			7,880,438	36,390,443

*	On July 1, 2025, the Company entered into a consulting agreement with a consulting firm providing for total professional fees of $5.5 million in connection with the Company’s August 25, 2025 financing transaction. The consulting fee was payable in shares of the Company’s common stock. Due to insufficient authorized shares at the transaction date, only 148,100,000 shares were issued on a pro rata basis, with the remaining 71,900,000 shares subject to shareholder approval to increase authorized share capital. Of the total $5.5 million consulting fee, $3,702,500 representing the portion attributable to shares issued as of September 30, 2025 was recorded as a reduction to additional paid-in capital (APIC). The remaining $1,797,500, attributable to shares not yet issued, was recorded as Other current assets – deferred equity issuance costs.

(4) As of September 30, 2025, the issuance of common stocks due to the acquisition of subsidiary is as follows:

Date	Transaction type	Description	Shares issued	Cash/consideration ($)

August 1, 2025	Business Cooperation Intent Agreement (Form 8-K filed on August 26, 2025)	$856,745 for 3,683,333 shares of common stock. On August 1, 2025, the Company acquired 51% of the shares of Shenzhen Zhimeng Qiyang Technology Co., Ltd. On September 29, 2025, the business registration in China was completed.	3,683,333	856,745
Total (Pre-Reverse Stock Split)			3,683,333	856,745
Total (Post-Reverse Stock Split)			184,167	856,745

Restricted Stock Awards

During the year ended September 30, 2025, the Company did not grant any restricted stock awards.

The Company recognized share-based compensation expense of $641,879 and nil for the fiscal years ended September 30, 2025, and September 30, 2024, respectively.

Grants to Independent Directors

No restricted stock awards were granted to the Company’s independent board members during the year ended September 30, 2025.

Forfeiture of Restricted Shares

During the year ended September 30, 2025, no restricted stock awards were forfeited.

Common Stock Issued for Services

The Company did not issue any shares of common stock in exchange for services during the year ended September 30, 2025.

Exercise of Stock Options

No stock options were exercised during the year ended September 30, 2025.

9. STOCK OPTIONS AND WARRANTS

9.1 STOCK OPTIONS

During the year ended September 30, 2025, the Company did not grant new stock options.

During the same period, 1,022 stock options were forfeited or expired as a result of employee terminations, expiration of option terms, or performance conditions not being met.

The following table summarizes stock option activity for the year ended September 30, 2025.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding on September 30, 2024	1,022	$3,548.80	0.02	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(1,022)	3,548.80	0.02	-
Forfeited	-	-	-	-
Outstanding on September 30, 2025	-	-	-	$-

Exercisable on September 30, 2025	-	$-	-	$-

The Company recognizes stock-based compensation expense for stock options on a straight-line basis over the requisite service period. The Company recognized no stock option expense for the years ended September 30, 2025 and September 30, 2024. As of September 30, 2025, there was no unamortized stock option compensation cost, as no stock options were outstanding.

9.2 WARRANTS

The Company has issued warrants to purchase shares of common stock in connection with equity financings and convertible note transactions. The following disclosures summarize warrant issuances, exercises, and outstanding balances for the periods presented.

All share and per-share amounts, including exercise prices and number of warrants, have been retroactively adjusted to reflect the Company’s 1-for-20 reverse stock split that became effective on December 5, 2025.

Significant warrant transactions

On April 27, 2024, the Company entered into a convertible note and warrant purchase agreement with certain investors, pursuant to which the Company issued warrants to purchase shares of common stock. On October 18, 2024, holders of such warrants exercised a portion of the warrants on a cashless basis, resulting in the issuance of 55,973 shares of common stock. No cash proceeds were received in connection with the cashless exercise.

On January 16, 2025, and January 17, 2025, the Company issued an aggregate of 1,282,051 warrants to purchase common stock at an exercise price of $7.80 per share. These warrants had a contractual term of two years and were fully exercised on October 29, 2025.

Warrant activity – Year ended September 30, 2025

(Retroactively adjusted for reverse stock split)

	Number of Shares Issuable	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding on September 30, 2024	10,743	$2,253.40	2.42	$-
Issued	1,282,051	7.80	-	-
Exercised	2,799	26.44	-	-
Expired	58	-	-	-
Outstanding on September 30, 2025	1,289,937	$26.19	1.29	-
Exercisable on September 30, 2025	1,289,937	$26.19	1.29	$-

Warrant activity – Year ended September 30, 2024

(Retroactively adjusted for reverse stock split)

	Number of Shares Issuable	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding on September 30, 2023	7,620	$3,164.80	2.65	$-
Issued	3,122	29.20	1.85	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding on September 30, 2024	10,743	$2,253.40	2.42	-
Exercisable on September 30, 2024	10,743	$2,253.40	2.42	$-

Reverse stock split

On December 2, 2025, the Company filed a Certificate of Change to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-20 reverse stock split of its issued and outstanding common stock, which became effective on December 5, 2025. All share and per-share data included in these financial statements have been retroactively adjusted to reflect the reverse stock split.

10. CONTINGENCIES

The Kim Litigation

On October 3, 2024, Mr. Sooncha Kim filed a complaint against the Company in the Southern District of New York, (Case No. 1:24-cv-7485) (the “Complaint”). The Complaint alleges that the Company breached a Convertible Note and Warrant Purchase Agreement, dated June 6, 2024, between the Company and Mr. Kim, by, among other things, failing to deliver the registration rights agreement, excluding Mr. Kim from the S-1 registration statement, delaying conversion of Mr. Kim’s notes, undertaking steps to dilute Mr. Kim’s shares, failing to honor Mr. Kim’s 50% participation right in any subsequent financing and failing to appoint a designated director, as set forth in the parties’ agreement. Mr. Kim seeks specific performance of the Convertible Note and Warrant Purchase Agreement, and monetary damages in the amount of $1,041,216, plus applicable interest. The Company filed its answer to the Complaint on December 3, 2024. On January 7, 2025, Mr. Kim filed a motion seeking a preliminary injunction against the Company (the “Motion”). The Company opposed the Motion on January 22, 2025, and on February 13, 2025, the Court denied Mr. Kim’s Motion. As of September 30, 2025, discovery in the case is ongoing, and no trial date has been set.

The Ex-Directors Lawsuit

On March 10, 2025, the following former directors of the Company, Kevin J. Connor, Chris J. Jones, Nobuki Kurita, and David Robson (collectively, the “Ex-Directors”), filed a complaint against the Company in the Superior Court of California, County of San Diego (Case No. 25CU012922N) (the “Complaint”). The Complaint alleges the Company failed to pay directors’ fees and expenses from the last quarter the fiscal year ended September 30, 2023 through the first two quarters of the fiscal year ended September 30, 2024, and is claiming breach of contract, quantum meruit, unjust enrichment, promissory estoppel, breach of the implied covenant of good faith and fair dealing, and unfair business practices. On August 22, 2025, a judgment by default was entered against the Company in the amount of $58,920.34. Counsel for Plaintiffs/Judgment Creditors, Kevin J. Conner, J. Chris Jones, Nobuki Kurita, and David Robson (collectively, “Plaintiffs”) subsequently filed a motion with the court to amend the total amount of the judgment. On November 21, 2025, the Court entered an order amending the judgment nunc pro tunc, increasing the aggregate awards to all Plaintiffs to $222,062.28, including the prejudgment interest and costs. As the underlying condition existed as of the reporting date, this event represents an adjusting subsequent event, and the related liability has been recognized in Note 4.15 to the financial statements.

11. SUBSEQUENT EVENTS

Approval of Amendment to Articles of Incorporation and Increase in Authorized Share Capital

On December 24, 2025, the Company’s Board of Directors and majority stockholders approved an increase in the authorized number of shares of common stock from 600,000,000 shares to 2,000,000,000 shares. In connection with this approval, the Company authorized the filing of a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the increase in authorized shares.

Reverse Stock Split

On December 2, 2025, the Company filed a Certificate of Change to its Articles of Incorporation with the Secretary of State of the State of Nevada, providing for a 1-for-20 reverse stock split of its issued and outstanding shares of common stock, par value $0.00001 per share. The reverse stock split became effective on December 5, 2025.

No fractional shares were issued in connection with the reverse stock split. Any fractional share interests resulting from the reverse stock split were rounded up to the nearest whole share at the stockholder level.

As a result of the Reverse Split, the number of issued and outstanding shares of common stock was reduced from 196,514,084 shares to approximately 9,825,704 shares as of September 30, 2025.

Bitcoin Purchase

On October 20, 2025, CIMG Pte. Ltd., a Singapore limited liability company and a wholly owned subsidiary of the Company, entered into a Bitcoin Purchase Agreement (the “Bitcoin Purchase Agreement”) with Lordan Group Ltd., as seller, pursuant to which CIMG Pte. Ltd. agreed to purchase an aggregate of 230 Bitcoin from the seller. The transaction price was determined based on a floating pricing mechanism tied to market prices over a 30 days period following the execution of the Bitcoin Purchase Agreement, with an estimated aggregate purchase price of approximately $24.61 million. Subsequent to quarter end, the company obtained sufficient funds by selling its maca Inventories and exercising the warrants. On December 12, 2025, the Company completed the purchase of 230 Bitcoin at a cost of $24,456,951.

Sale of Maca Inventories

As of September 30, 2025, the Company’s inventories consisted primarily of maca raw materials and maca seeds with a net carrying value of $11,893,318.

Subsequent to year end, due to new regulatory requirements restricting the use of certain food additives, the Company determined that its existing Inventories would require formulation changes. Accordingly, on October 16, 2025, the Company decided to dispose of its historical Inventories in order to procure new raw materials that comply with the updated regulations.

On October 16, 2025, Beijing Zhongyan entered into a purchase agreement with a customer in China and sold approximately 243.51 metric tons of maca raw materials and 680.09 kilograms of maca seed products for total consideration of $12,963,548. Payment was received on November 11, 2025, and delivery of the products was completed on November 14, 2025. As of the date of issuance of these consolidated financial statements, all maca Inventories had been sold.

This transaction represents a non-recognized subsequent event and did not result in an adjustment to the consolidated financial statements as of September 30, 2025.

Termination of Medical Health Agreement and Refund of Prepayment

On July 10, 2025, Zhongyan Shangyue Technology Co., Ltd. entered into a Medical Health Agreement with a supplier for the purchase of stem cell products. The Company remitted full payment of RMB 10,001,000 (approximately $1,404,745) on July 17, 2025. Following the supplier’s failure to deliver the products as scheduled, the parties mutually agreed to terminate the agreement, and the supplier refunded the full amount paid on November 11, 2025. These events occurred subsequent to the reporting date and represent non-recognized subsequent events.

Legal Proceedings

The Kim Litigation

On October 3, 2024, Mr. Sooncha Kim filed a complaint against the Company in the Southern District of New York, (Case No. 1:24-cv-7485) (the “Complaint”). The Complaint alleges that the Company breached a Convertible Note and Warrant Purchase Agreement, dated June 6, 2024, between the Company and Mr. Kim, by, among other things, failing to deliver the registration rights agreement, excluding Mr. Kim from the S-1 registration statement, delaying conversion of Mr. Kim’s notes, undertaking steps to dilute Mr. Kim’s shares, failing to honor Mr. Kim’s 50% participation right in any subsequent financing and failing to appoint a designated director, as set forth in the parties’ agreement. Mr. Kim seeks specific performance of the Convertible Note and Warrant Purchase Agreement, and monetary damages in the amount of $1,041,216, plus applicable interest. The Company filed its answer to the Complaint on December 3, 2024. On January 7, 2025, Mr. Kim filed a motion seeking a preliminary injunction against the Company (the “Motion”). The Company opposed the Motion on January 22, 2025, and on February 13, 2025, the Court denied Mr. Kim’s Motion. As of September 30, 2025, discovery in the case is ongoing, and no trial date has been set.

The Ex-Directors Lawsuit

On March 10, 2025, the following former directors of the Company, Kevin J. Connor, Chris J. Jones, Nobuki Kurita, and David Robson (collectively, the “Ex-Directors”), filed a complaint against the Company in the Superior Court of California, County of San Diego (Case No. 25CU012922N) (the “Complaint”). The Complaint alleges the Company failed to pay directors’ fees and expenses from the last quarter the fiscal year ended September 30, 2023 through the first two quarters of the fiscal year ended September 30, 2024, and is claiming breach of contract, quantum meruit, unjust enrichment, promissory estoppel, breach of the implied covenant of good faith and fair dealing, and unfair business practices. On August 22, 2025, a judgment by default was entered against the Company in the amount of $58,920.34. Counsel for Plaintiffs/Judgment Creditors, Kevin J. Conner, J. Chris Jones, Nobuki Kurita, and David Robson (collectively, “Plaintiffs”) subsequently filed a motion with the court to amend the total amount of the judgment. On November 21, 2025, the Court entered an order amending the judgment nunc pro tunc, increasing the aggregate awards to all Plaintiffs to $222,062.28, including the prejudgment interest and costs. As the underlying condition existed as of the reporting date, this event represents an adjusting subsequent event, and the related liability has been recognized in Note 4.15 to the financial statements.

New Subsidiary

On December 8, 2025, Beijing Zhongyan established a wholly-owned subsidiary, Shenzhen Zhixi Yunjie Technology Co., Ltd.

