Form 10-Q
period 2025-12-31
CIMG Inc.
filed 2026-03-05
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of March 5, 2026, there were 15,483,547 shares of the registrant’s Common Stock outstanding.

CIMG INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Risk Factors” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “target,” “seek,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding:

●	our plans to obtain funding for our operations, including the funds required for technological development, product production, and product commercialization, as well as the funds necessary to ensure our continuous operation;

●	our expectation that our existing capital resources will be sufficient to fund our operations for at least the next twelve months and our expectation to need additional capital to fund our planned operations beyond that;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	our expectations regarding our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market;

●	the impact to our business, including any supply chain interruptions, resulting from changes in general economic, business and political conditions, including changes in the financial markets and macroeconomic conditions resulting from a pandemic;

●	the market size and growth trend of our products;

●	our ability to compete with those companies that sell similar products or offer similar services;

●	our ability to successfully achieve the anticipated results of strategic transactions;

●	our expectations for future sales performance;

●	our reliance on raw material suppliers or product manufacturers is to enable us to better produce our products and offer a wider variety of products to our customers.;

●	regulatory developments in the U.S. and other countries;

●	our ability to retain key management, sales, and marketing personnel;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

●	our ability to develop and maintain our corporate infrastructure, including our internal control over financial reporting;

●	the outcome of pending, threatened, or future litigation;

●	our financial performance; and

●	our use of the net proceeds from our recent offerings.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties.

Any forward-looking statements in this Report reflect our current views with respect to future events or our future financial performance and involve risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may influence or contribute to the inaccuracy of the forward-looking statements, or cause actual results to differ materially from current expectations, include, among other things, those listed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2026, and in our other reports filed with the SEC. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances, or otherwise, except as required by law.

Item 1. Financial Statements

CIMG Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalent	$45,356	$137,287
Accounts receivable, net	1,385,960	55,258
Inventories, net	157	11,893,318
Prepaid expenses and other current assets	1,850,651	4,948,022
Other Receivables - Related Parties	208,714	92,457
Total current assets	3,490,838	17,126,342

Non-current assets:
Property and equipment, net	1,988	2,200
Right-of-use asset - operating lease	12,927	20,340
Intangible assets, net	1,396	2,201
Digital assets	63,978,821	57,024,465
Total non-current assets	63,995,132	57,049,206

Total assets	$67,485,970	$74,175,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,864,751	$1,464,144
Short term loan	452,764	447,164
Current portion of lease liability - operating lease	6,445	13,346
Convertible note-related party	-	1,838,041
Other payables-related party	612,939	211,475
Advance Received	780,649	105,653
Other current liabilities	3,941,470	22,250,590
Tax payable	2,394,591	1,314,686
Total current liabilities	11,053,609	27,645,099

Total liabilities	$11,051,607	$27,645,099

Stockholders’ equity:
15,483,382 and 9,825,704 shares of Common Stock issued and outstanding as of December 31, 2025 and September 30, 2025, respectively*	156	99
Additional paid-in capital	161,961,688	132,531,653
Accumulated deficit	(106,705,592)	(87,228,118)
Accumulated other comprehensive income	416,217	431,598
Total shareholders’ equity of the Company	55,672,469	45,735,232

Non-controlling interests	759,892	795,217
Total stockholders’ equity	56,432,361	46,530,449

Total liabilities and stockholders’ equity	$67,485,970	$74,175,548

*	On December 5, 2025, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of Common Stock, par value $0.00001 per share. The Reverse Stock Split has reduced the number of shares of Common Stock as of September 30, 2025 from 196,514,084 shares to 9,825,704 shares, and corresponding retroactive adjustments have been made to all the data for the listed period.

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2025	December 31, 2024
Revenues, net	$15,768,796	$22,853
Cost of sales	(15,679,685)	(7,374)
Gross profit	89,111	15,479

Operating expenses	(2,046,352)	(1,517,758)
Loss from operations	(1,957,241)	(1,502,279)

Fair value variation	(17,502,596)	-
Other income	74,115	9,047
Loss from equity method investment	-	-
Other expense	(125,150)	(43,017)
Interest expense, net	-	-
Net loss from continuing operations	(19,510,872)	(1,536,249)
Income Tax	-	-
Net loss	$(19,510,872)	(1,536,249)

Non-controlling interest	(33,398)	-

Net loss attributable to CIMG Inc.	(19,477,474)	(1,536,249)

Basic and diluted loss per common share	(1.43)	(0.17)

Basic and diluted weighted average number of Common Stock outstanding	13,601,997	8,982,676

The accompanying notes are an integral part of these consolidated financial statements.

4

CIMG Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2025	December 31, 2024
Net loss attributable to CIMG Inc.	$(19,477,474)	$(1,536,249)

Foreign currency translation to CIMG Inc.	(15,381)	(192,038)
Total other comprehensive income net of tax to CIMG Inc.	(15,381)	(192,038)
Comprehensive loss to CIMG Inc.	$(19,492,855)	$(1,728,287)

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares*	Amount	capital	deficit	income	interests	Total

Balance September 30, 2025	9,825,704	$99	$132,531,653	$(87,228,118)	$431,598	$795,217	$46,530,449
Common Stock issued for cash	416,667	4	1,999,996	-	-	-	2,000,000
Common Stock compensation	363,970	4	1,163,972	-	-	-	1,163,976
Issued private placement	3,595,000	36	16,177,464	-	-	-	16,177,500
Issued warrants	1,282,051	13	10,088,603	-	-	-	10,088,616
Other comprehensive income	-	-	-	-	(15,381)	(1,927)	(17,308)
Net loss	-	-	-	(19,477,474)	-	(33,398)	(19,510,872)
Balance December 31, 2025	15,483,392	$156	$161,961,688	$(106,705,592)	$416,217	$759,892	$56,432,361

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares*	Amount	capital	deficit	income	Total

Balance September 30, 2024	248,912	$2	$81,260,653	$(82,344,722)	$433,399	$(650,668)
Common Stock issued for cash	69,841	1	1,382,843	-	-	1,382,844
Common Stock compensation	40,000	1	523,679	-	-	523,680
Issued private placement	175,438	2	1,999,998	-	-	2,000,000
Issued warrants	2,799	1	-	-	-	1
Other comprehensive income	-	-	-	-	(192,038)	(192,038)
Net loss	-	-	-	(1,536,249)	-	(1,536,249)

Balance December 31, 2024	536,990	$6	$85,167,173	$(83,880,971)	$241,361	$1,527,570

*	Corresponding retroactive adjustments have been made to all the data for the listed period to reflect the Reverse Stock Split.

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2025	December 31, 2024
Operating activities:
Net loss	$(19,510,872)	$(1,536,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value variation	17,502,596	-
Depreciation and amortization	1,017	7,771
Noncash lease expense	7,413	41,349
Common Stock compensation	1,163,976	523,680
Change in operating assets and liabilities:
Accounts receivable	(1,330,702)	-
Inventories	11,893,161	(60,272)
Prepaid expenses and other current assets	3,097,370	91,487
Other receivables - related party	(116,257)	-
Digital assets	(24,456,951)	-
Accounts payable	1,400,607	(420,136)
Other payables-related party	401,464	-
Accrued Interest	5,600
Lease liability - operating lease	(6,901)	(42,659)
Accrued expenses and other current liabilities	1,420,781	56,248
Net cash used in operating activities	(8,527,698)	(1,338,781)

Financing activities:
Repayment from loans	-	(1,486,996)
Proceeds from issuance of convertible notes	-	678,308
Proceeds from issuance of Common Stock, exercise of stock options	8,453,075	2,000,000
Net cash provided by financing activities	8,453,075	1,191,312

Effect of foreign exchange on cash	(17,308)	(192,038)

Net change in cash	(91,931)	(339,507)

Cash, beginning of period	137,287	464,222
Cash, end of period	$45,356	124,715

Supplemental disclosure of cash flow information:
Cash paid for interest	-	$-
Cash paid for taxes	-	$-

Noncash investing and financing activities:
Deferred Stock Offering cost accrued ROU assets and liabilities added during the period	$-	32,092

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

Notes to Consolidated Financial Statements (unaudited)

December 31, 2025

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

On December 8, 2025, Beijing Zhongyan established a wholly owned subsidiary, Shenzhen Zhixi Yunjie Technology Co., Ltd. (“Zhixi Yunjie”).

On February 4, 2026, Beijing Xinmiao established a wholly-owned subsidiary, Foshan Dingyue Technology Co., Ltd.

On February 5, 2026, Beijing Zhongyan established a wholly-owned subsidiary, Foshan Lintai Technology Co., Ltd.

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

2.4 EARNINGS PER SHARE

Basic earnings per common share are calculated by dividing net income or loss attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding during the period.

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

2.5 GOING CONCERN AND CAPITAL CONSIDERATIONS

The Company has incurred recurring losses and negative cash flows from operations since inception. As of December 31, 2025, the Company had cash of $45,356 and negative working capital of $7,562,771. The Company expects that it will need to raise additional capital immediately to continue funding its operations. There can be no assurance that such financing will be available on acceptable terms, or at all.

As of December 31, 2025, the Company held 730 Bitcoin with a carrying amount of $63,978,821. While these digital assets may be monetized, their value is subject to significant market volatility, and they do not represent committed or assured sources of financing.

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

2.8 CASH AND CASH EQUIVALENTS

The Company considers cash on hand and demand deposits to be cash. Highly liquid investments with original maturities of three months or less at the date of purchase are considered cash equivalents, provided such investments are readily convertible to known amounts of cash and are subject to insignificant risk of changes in value. The Company did not hold any cash equivalents as of December 31, 2025 and 2024.

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

2.10 INVENTORIES, NET

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

2.11 FOREIGN CURRENCY TRANSLATION

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

2.12 REVENUE RECOGNITION

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

2.13 RETURN AND EXCHANGE POLICY

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

For the three months ended December 31, 2025 and 2024, the Company did not record any material sales allowances related to estimated product returns or chargebacks.

2.14 COST RECOGNITION

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

2.15 PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost and depreciated over their estimated useful lives, with accumulated depreciation and impairment losses recorded as reductions of carrying amounts. Depreciation is computed using the straight-line method over the following estimated useful lives:

-	Office equipment: 3 years
-	Machinery and other equipment: 5 years

2.16 LONG LIVED ASSETS

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

2.17 INTANGIBLE ASSETS

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

2.18 DIGITAL ASSETS

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

2.19 INCOME TAXES

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

2.20 RELATED PARTIES

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

2.21 STOCK BASED COMPENSATION

We account for share-based awards issued to employees in accordance with Accounting Standards Codification (ASC) 718, “Compensation-Stock Compensation.” Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period, which is normally the vesting period. Share-based compensation to directors is treated in the same manner as share-based compensation to employees, regardless of whether the directors are also employees. In June 2018, the FASB issued ASU 2018-07 which simplifies several aspects of the accounting for non-employee transactions by stipulating that the existing accounting guidance for share-based payments to employees (accounted for under ASC Topic 718, “Compensation-Stock Compensation”) will also apply to non-employee share-based transactions (accounted for under ASC Topic 505, “Equity”). The Company implemented ASU 2018-07 on October 1, 2019 and the impact of the implementation was not material to the financial statements.

During the year, the Company issued an aggregate of 50,000 shares of Common Stock under the 2024 Equity Incentive Plan, consisting of 40,000 shares issued on December 24, 2024 and 10,000 shares issued on April 22, 2025. These amounts reflect the impact of the 1-for-20 reverse stock split, under which 1,000,000 shares issued prior to the stock split were retroactively adjusted to 50,000 shares.

2.22 COMPREHENSIVE INCOME/LOSS

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

3. CONCENTRATION AND RISKS

3.1 FOREIGN CURRENCY EXCHANGE RATE RISK

The Company’s operating transactions are mainly denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes by the central government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by law to be transacted only through authorized financial institutions at exchange rates set by the People’s Bank of China (the “PBOC”). Remittances in currencies other than RMB by the Company in the PRC must be processed through PBOC or other PRC foreign exchange regulatory bodies which require certain supporting documents in order to effect the remittances. As of December 31, 2025 and 2024, the Company’s cash and cash equivalents denominated in RMB were RMB 212,146 (approximately $30,235), and RMB 536 (approximately $73), respectively, accounting for 66.66% and 0.06% of the Company’s total cash and cash equivalents.

 3.2 CONCENTRATION OF CREDIT RISK

The Company’s credit risk arises primarily from cash and cash equivalents, accounts receivable, other receivables from related parties, and other receivables included in prepaid expenses and other current assets. The carrying amounts of these financial instruments represent the Company’s maximum exposure to credit risk.

As of December 31, 2025, 70% of the Company’s cash and cash equivalents were held by major financial institutions located in China and Hongkong, the remaining 30% was held by financial institutions located in the United States. The Company believes that these financial institutions located in China, Hongkong and the United States of high credit quality. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. As of December 31, 2025, the Company had no cash balances at financial institutions in the United States in excess of the Federal Deposit Insurance Corporation limit.

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

3.3 CONCENTRATION OF CUSTOMERS AND SUPPLIERS

For the three months ended December 31, 2025 and 2024, revenue was primarily derived from major customers disclosed below.

Three months ended December 31, 2025:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer ZNF	$11,981,591	75.98%	-	-
Customer ZHXY	$1,176,519	7.46%	-	-

Three months ended December 31, 2024:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer LXM	$13,524	59%	$-	-

For the three months ended December 31, 2025 and 2024, inventory purchases, including purchases related to the Company’s trading of goods, were primarily made from the major suppliers disclosed below.

Three months ended December 31, 2025:

Supplier Name	Purchases Amount	% of Total Purchases
Supplier TTY	$1,080,346	29.21%
Supplier ACJN	766,343	20.72%
Supplier SCNY	397,944	10.76%
Supplier YFHYL	382,027	10.33%

Three months ended December 31, 2024:

Supplier Name	Purchases Amount	% of Total Purchases
Supplier YKYM	$2,058,300	100%

4. NOTES TO THE CONSOLIDATED IN FINANCIAL STATEMENTS

4.1 ACCOUNTS RECEIVABLE, NET

As of December 31, 2025, the Company had gross accounts receivable of $1,385,960.

As of September 30, 2025, the Company’s accounts receivable totaled $55,258, net of an allowance for credit losses of $2,107.

	December 31, 2025	September 30, 2025
Accounts receivable	$1,385,960	$57,365
Less: allowance for credit losses	-	(2,107)
Accounts receivable, net	1,385,960	55,258

4.2 INVENTORIES, NET

Inventories, net consisted of the following:

	December 31, 2025	September 30, 2025
Raw materials	$-	$12,799,608
Finished goods	157	154
Total inventories, gross	157	12,799,762
Less: inventory write-down	-	(906,444)
Inventories, net	157	11,893,318

4.3 PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2025 and September 30, 2025 were comprised of the following:

	December 31, 2025	September 30, 2025
Prepaid expenses	$291,445	$197,217
Prepaid tax(1)	1,286,205	-
Advances to suppliers(2)	1,458,569	-
Deferred equity issuance cost(3)	1,797,500	-
Other current assets	114,303	185,431
Total	4,948,022	382,648

(1)	Prepaid tax represents input value-added tax (“VAT”) paid in advance for which the related VAT invoices had not yet been received as of the reporting date. Subsequent to period end, the Company received a portion of the outstanding invoices, and management expects to obtain the remaining invoices within six months. Accordingly, management believes the prepaid tax balance is fully recoverable.

(2)	Advances to suppliers totaled $1,458,569, of which $1,404,745 related to a prepayment made to Daren (Beijing) Biomedical Technology Co., Ltd. for the procurement of inventory pursuant to a purchase agreement entered into during the year. Subsequent to September 30, 2025, the purchase agreement was mutually terminated, and the supplier refunded the full prepayment amount of $1,404,745 to the Company in November 2025. As of the date of these financial statements, no amounts remained outstanding related to this advance.

(3)	On July 1, 2025, the Company entered into a consulting agreement providing for total professional fees of $5.5 million in connection with the Company’s August 25, 2025 private placement financing of 500 bitcoins (aggregate consideration of $55,000,000). The consulting fee was payable in up to 220,000,000 shares of Common Stock. At the transaction date, the Company did not have sufficient authorized shares to issue the full 220,000,000 shares. Accordingly, 148,100,000 shares were issued on a pro-rate basis using the Company’s available authorized shares. The remaining 71,900,000 shares were subject to shareholder approval and an amendment to the Company’s Articles of Incorporation to increase the authorized share capital. As of September 30, 2025, $1,797,500 of the total $5.5 million consulting fee, representing the portion attributable to the 71,900,000 shares not yet issued and therefore had not been settled in equity. Accordingly, this amount was recorded as other current assets – deferred equity issuance costs.

4.4 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Machinery & Equipment	$30,910	$30,910
Vehicles	-	-
Gross property and equipment	30,910	30,910
Less: accumulated depreciation	(28,922)	(28,710)
Less: reclassification to assets held for sale	-	-
Less: disposal of property and equipment	-	-
Net property and equipment	1,988	2,200

4.5 LEASES

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

4.5.1 LEASES WITH RECOGNISED ROU ASSETS AND LEASE LIABILITIES

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

4.5.2 SHORT TERM LEASES

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

As of December 31, 2025, the Company’s operating leases had a weighted-average remaining lease term of one year and a weighted-average discount rate of 3%. Other information related to the Company’s operating leases is as follows:

Right-of-Use Assets	Amount
ROU asset – September 30, 2025	$20,340
ROU assets added during the year	-
Amortization during the period	(7,413)
ROU asset – December 31, 2025	$12,927

Lease Liabilities	Amount
Lease liability – September 30, 2025	$13,346
Lease liability added during the year	-
Reduction during the period	(6,901)
Lease liability – December 31, 2025	$6,445

Lease Liabilities by Maturity	Amount
Lease Liability – Short-Term	$3,502
Lease Liability – Long-Term	7,101
Lease Liability – Total	$10,603

The following table summarizes the Company’s operating lease cost, short-term lease cost, and related cash flow information for the year ended December 31, 2025:

Operating lease expenses	$7,413
Short-term lease expenses	3,502
Cash paid for amounts included in the measurement of lease liabilities	7,101
Lease amortization	7,413
Interest portion	108

4.6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets as of December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software	33,016	(31,620)	1,396
Total	33,016	(31,620)	1,396

The following table summarizes the Company’s intangible assets as of September 30, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$140,000	$(140,000)	$-
Software	33,016	(30,815)	2,201
Total	173,016	(170,815)	2,201

The software intangible asset was recognized as a result of the acquisition of Shenzhen Zhimeng. Amortization expense for intangible assets with finite useful lives was $805 and $80,550 for the years ended December 31, 2025 and September 30, 2025, respectively.

4.7 DIGITAL ASSETS

The Company’s digital assets consist solely of Bitcoin. Digital assets are measured at fair value, with changes in fair value recognized in earnings for each reporting period. As of December 31, 2025, the company held 730 bitcoins, with a total value of $63,978,821.

4.8 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2025 and September 30, 2025 were as follows:

	December 31, 2025	September 30, 2025
Accounts payable	$1,788,527	$429,322
Accrued expenses	1,076,224	1,034,822
Total	2,864,751	1,464,144

4.9 SHORT TERM LOANS

As of December 31, 2025, the Company’s short-term loans totaled $452,764, consisting of the following:

(a) Loan due to Mr. Sooncha Kim

An amount of $348,926 relates to a loan from Mr. Sooncha Kim, which is currently subject to ongoing litigation between the Company and Mr. Sooncha Kim. Repayment of this amount has been suspended pending the resolution of the litigation, and the ultimate repayment terms and timing, if any, will be determined based on the outcome of such proceedings.

(b) Loan due to Social E-Commerce Co., Ltd.

An amount of $103,838 represents a legacy liability incurred under previous management. This amount is contractually repayable on or before June 30, 2026. As of the date of these financial statements, no repayment has been made, and the balance remains outstanding.

Subsequent to December 31, 2025, no repayments have been made in respect of the above short-term loans. The balance due to Mr. Kim continues to be subject to ongoing litigation.

4.10 CONVERTIBLE NOTES

As of December 31, 2025 and September 30, 2025, the Company had outstanding unconverted convertible notes of approximately $Nil and $1,838,041, respectively.

For the three months ended December 31, 2025, $1,838,041 worth of convertible notes were converted into the Company’s Common Stock.

(a) Non-related party convertible notes

	December 31, 2025	September 30, 2025
Beginning balance	$-	$1,063,624
Issuance of convertible notes	-	10,144,186
Fair value adjustment	-	-
Conversion to Common Stock	-	(11,207,810)
Ending balance	-	-

All non-related party convertible notes outstanding as of September 30, 2024 were fully converted into shares of the Company’s Common Stock on October 31, 2024.

(b) Related party convertible notes

	December 31, 2025	September 30, 2025
Beginning balance	$1,838,041	$319,220
Issuance of convertible notes	-	3,693,041
Fair value adjustment	-	-
Conversion to Common Stock	(1,838,041)	(2,174,220)
Ending balance	-	1,838,041

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

4.11 OTHER CURRENT LIABILITIES

As of December 31, 2025 and September 30, 2025, other current liabilities amounted to $3,941,470 and $22,250,590, respectively.

Other current liabilities consisted of the following:

	December 31, 2025	September 30, 2025
Advances received for equity subscriptions(1)	$159,657	$18,134,657
Provision for liabilities related to directors’ litigation(2)	222,062	222,062
Professional service fees payable – Bitcoin transaction(3)	3,333,579	3,663,269
Others	226,172	230,602
Total	3,941,470	22,250,590

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

With respect to the Bitcoin-related equity subscriptions, on September 25, 2025, the Company’s board of directors approved an increase in the authorized number of the Common Stock from 200,000,000 to 600,000,000 shares. In October 2025, the Company amended its Articles of Incorporation to effect the increase. Following the amendment, 71,900,000 shares were issued and recorded as outstanding in the Company’s shareholder register.

(2)	Provision for liabilities related to directors’ litigation

The provision for liabilities related to directors’ litigation of $222,062 represents management’s estimate of costs associated with ongoing legal proceedings involving certain directors as of September 30, 2025.

(3)	Professional service fees payable – Bitcoin transaction

The professional service fees payable of $3,663,269 relate to a financial advisory services agreement executed on July 1, 2025, between the Company and Sunflower Tech Limited, in connection with a Bitcoin-related asset transaction with a total transaction value of $55.0 million. Under the agreement, the advisory fee is calculated at 10% of the transaction value, amounting to $5.5 million. As of December 31, 2025 and September 30, 2025, the remaining payable balances of the company were $3,333,579 and $3,663,269 respectively.

4.12 TAX PAYABLE

As of December 31, 2025 and September 30, 2025, taxes payable amounted to $2,394,591 and $1,314,686, respectively.

	December 31, 2025	September 30, 2025
VAT payable	$2,391,483	$1,311,578
Income tax payable	3,108	3,108
Total	2,394,591	1,314,686

4.13 OPERATING EXPENSES

For the three months ended December 31, 2025, the operating expenses were $2,046,352. This mainly included personnel costs of $1,271,874, sales and marketing expenses of $201,219, depreciation and amortization of $1,073, professional fees (including legal, audit, and consulting services) of $490,206, travel expenses of $27,294, office expenses of $33,890, and other operating expenses of $20,796.

For the three months ended December 31, 2024, the operating expenses were $1,517,758. This mainly included personnel costs of $617,824, sales and marketing expenses of $104,403, depreciation and amortization of $7,771, professional services such as lawyers, auditors and consultants of $642,125, travel expenses of $35,084, office expenses of $73,585 and other expenses of $36,966.

4.14 OTHER INCOME

For the three months ended December 31, 2025, other income was $74,115, primarily arising from the consulting services provided by the Company.

For the three months ended December 31, 2024, the other income was $9,047. It is mainly because of the write-off other payables.

4.15 OTHER EXPENSES

For the three months ended December 31, 2025, other expense was $125,150, primarily attributable to the cost expenditures corresponding to other income, the company’s financial expenses, and other factors.

For the three months ended December 31, 2024, other expense totaled $43,017, primarily included write off of deferred financing costs and sublease expense.

5. GEOGRAPHIC CONCENTRATIONS

The Company is organized based on fundamentally three business segments although it does sell its products on a world-wide basis. The Company is organized in two geographical segments. The Company jointly produces and sells its products in North America and China. Information about the Company’s geographic operations for the three months ended December 31, 2025, and 2024 are as follows:

Geographic Concentration

Net Revenue:	Three months ended December 31, 2025	Three months ended December 31, 2024
North America	$-	$-
P.R.C	15,768,796	22,853
	15,768,796	22,853

Property and equipment, net:	Three months ended December 31, 2025	Three months ended December 31, 2024
North America	$-	$-
P.R.C	1,988	1,997
	1,988	1,997

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

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management derived reportable segments based on business lines

As of December 31, 2025, the Company currently has the following reportable segments: Homology of Medicine and Food Series, Computing Power Product Series, Maca Product Series and others.

	Business Line			Others
	Homology of Medicine and Food	Computing Power Product	Maca Product	Unallocated Headquarter
	Series	Series	Series	Costs	Total
Revenues, net	$1,426,832	$2,360,373	$11,981,591	$-	$15,768,796
Cost of revenue	(1,408,560)	(2,289,534)	(11,981,591)	-	(15,679,685)
Gross profit	18,272	70,839	-	-	89,111

Operating expenses	(122,596)	(256,436)	-	(1,667,320)	(2,046,352)
Loss from operations	(104,324)	(185,597)	-	(1,667,320)	(1,957,241)

Fair value variation	-	-	-	(17,502,596)	(17,502,596)
Other income	74,115	-	-	-	74,115
Other expense	(117,049)	(245)	-	(7,856)	(125,150)
Segment Loss	$(147,258)	(185,842)	-	(19,177,772)	(19,510,872)

7. RELATED PARTY BALANCES AND TRANSACTIONS

As of December 31, 2025, the Company had the following major related party transactions:

Name of related parties	Relationship with Company
Wanhai Liu	Shareholder of Xilin Online (Beijing) E-commerce Co., Ltd
Tianyong Lv	Manager of Xilin Online (Beijing) E-commerce Co., Ltd
Shengqing Li	Manager of Shenzhen Zhimeng Qiyang Technology Co., Ltd.
Hongfang Xie	Shareholder of Shanghai Huomao Cultural Development Co., Ltd.
Wenlong Tong	President of CIMG Inc.
Wenwen Yu	Director of Wewin Technology LLC
Yujie Liu	The shareholders of CIMG
Yanli Hou	Director of CIMG Inc.

(a) Significant transactions with related parties

Name of related parties	Related party transactions	December 31, 2025
Wanhai Liu	Loan advanced to Xilin Online (Beijing) E-commerce Co., Ltd	$12,698
Tianyong Lv	Loan advanced to Xilin Online (Beijing) E-commerce Co., Ltd	12,940
Shengqing Li	Loan advanced to Shenzhen Zhimeng Qiyang Technology Co., Ltd.	191,329
Hongfang Xie	Loan advanced to Shanghai Huomao Cultural Development Co., Ltd.	5,037
Hongfang Xie	Loan advanced to Guizhou Zhutai Huomao Liquor Industry Co., Ltd.	117,487
Yujie Liu	Loan advanced to Zhongyan Shangyue Technology Co., Ltd	213,198
Yujie Liu	Loan advanced to Henan Zhongyan Shangyue Technology Co., Ltd	52,730
Wenwen Yu	Loan advanced to CIMG Inc	7,500
Wenlong Tong	Loan advanced from Zhongyan Shangyue Technology Co., Ltd	(15,911)
Wenwen Yu	Loan advanced from Wewin Technology LLC.	(150,762)
Yanli Hou	Loan advanced from Zhongyan Shangyue Technology Co., Ltd	(42,041)

Nature of Related Party Transactions

As of December 31, 2025, the Company and its subsidiaries entered into certain transactions with related parties in the ordinary course of business. These transactions primarily consisted of advances made by related parties to settle operating and administrative expenses on behalf of the Company’s subsidiaries, as well as financing arrangements entered into with related parties.

Except as otherwise disclosed, all advances from or to related parties were unsecured, non-interest bearing, and had no fixed repayment terms. Management believes that the terms of these transactions are not materially different from those that could have been obtained from independent third parties under similar circumstances.

(b) Balances with related parties

December 31, 2025
Wenlong Tong	$15,911
Wenwen Yu	150,762
Yanli Hou	42,041
Total amounts due from related parties	208,714

Wanhai Liu	$12,698
Tianyong Lv	12,940
Shengqing Li	191,329
Hongfang Xie	122,544
Wenwen Yu	7,500
Yujie Liu	265,928
Total amounts due to related parties	612,939

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

8. ISSUANCE OF EQUITY SECURITIES

On December 5, 2025, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of Common Stock, par value $0.00001 per share. This reverse stock split has reduced the number of shares of Common Stock as of September 30, 2025 from 196,514,084 shares to 9,825,704 shares, and corresponding retroactive adjustments have been made to all the data for the listed period.

(1) For the three months ended December 31, 2025, the Common Stock issued for cash was as follows:

Date	Transaction type	Description	Shares issued	Cash/consideration ($)

August 21, 2025	Convertible Note Purchase Agreement (From 8-K filed August 26, 2025, Form 8-K filed on November 12, 2025)	On August 21, 2025, the Company entered into a $4,000,000 convertible bond purchase agreement with certain non-U.S. investors. The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.24 per share. On September 9, 2025, the Company issued 8,333,333 shares. On October 30, 2025, the Company issued the remaining 8,333,333 shares.	8,333,333	$2,000,000
Total (Pre-Reverse Stock Split)			8,333,333	2,000,000
Total (Post-Reverse Stock Split)			416,667	13,382,030

(2) For the three months ended December 31, 2025, the issuance of Common Stock due to the Common Stock compensation was as follows:

Date	Transaction type	Description	Shares issued	Cash/consideration ($)

November 21, 2025.	2025 Equity Incentive Plan (From S-8 filed November 21, 2025)	This Registration Statement on Form S-8 (this “Registration Statement”) is filed by CIMG Inc., a Nevada corporation (the “Registrant” or “Company”), to register (i) 7,279,400 of the Registrant’s shares of Common Stock, par value $0.00001 per share (the “Common Stock”), issuable under the Company’s 2025 Equity Incentive Plan (the “2025 Plan”), and (ii) 38,000,000 shares of Common Stock, issuable under the Registrant’s 2026 Equity Incentive Plan (the “2026 Plan”).	7,279,400	1,163,976
Total (Pre-Reverse Stock Split)			7,279,400	1,163,976
Total (Post-Reverse Stock Split)			363,970	1,163,976

(3) For the three months ended December 31, 2025, the issuance of Common Stock due to the private placement was as follows:

Date	Transaction type	Description	Shares issued	Cash/consideration ($)

August 25, 2025*	Securities Purchase Agreement (Form 8-K filed on August 27, 2025, Form 8-K/A filed on September 2, 2025)	On August 25, 2025, the Company entered into a securities purchase agreement with certain non-U.S. investors for total consideration of $55,000,000, payable in Bitcoin, at a purchase price of $0.25 per share. The agreement provides for the issuance of up to 220,000,000 shares of Common Stock through a private placement, of which 148,100,000 shares, representing $37,025,000 of consideration, were issued during the period.

On September 2, 2025, the Company issued 148,100,000 shares of Common Stock to certain non-U.S. investors.

		On October 29, 2025, the Company issued the remaining 71,900,000 shares.	71,900,000	16,177,500
Total (Pre-Reverse Stock Split)			71,900,000	16,177,500
Total (Post-Reverse Stock Split)			3,595,000	16,177,500

Restricted Stock Awards

For the three months ended December 31, 2025, the Company did not grant any restricted stock awards.

Grants to Independent Directors

No restricted stock awards were granted to the Company’s independent board members during the three months ended December 31, 2025.

Forfeiture of Restricted Shares

For the three months ended December 31, 2025, no restricted stock awards were forfeited.

Common Stock Issued for Services

The Company did not issue any shares of Common Stock in exchange for services during the three months ended December 31, 2025.

Exercise of Stock Options

No stock options were exercised during the three months ended December 31, 2025.

9. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

During the three months ended December 31, 2025 and 2024, the Company granted no new stock options.

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

All share and per-share amounts, including exercise prices and number of warrants, have been retroactively adjusted to reflect the Reverse Stock Split on December 5, 2025.

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

The following table summarizes warrant activity for the three months ended December 31, 2025:

(Retroactively adjusted for Reverse Stock Split)

	Number of Shares Issuable	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding on September 30, 2025	1,289,937	$2,253.40	2.42	$-
Issued	-	-	-	-
Exercised	1,282,051	7.80	-	-
Expired	-	-	-	-
Outstanding on December 31, 2025	7,886	$26.19	1.29	-
Exercisable on December 31, 2025	7,886	$26.19	1.29	$-

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

10. CONTINGENCIES

The Kim Litigation

On October 3, 2024, Mr. Sooncha Kim filed a complaint against the Company in the Southern District of New York, (Case No. 1:24-cv-7485) (the “Complaint”). The Complaint alleges that the Company breached a Convertible Note and Warrant Purchase Agreement, dated June 6, 2024, between the Company and Mr. Kim, by, among other things, failing to deliver the registration rights agreement, excluding Mr. Kim from the S-1 registration statement, delaying conversion of Mr. Kim’s notes, undertaking steps to dilute Mr. Kim’s shares, failing to honor Mr. Kim’s 50% participation right in any subsequent financing and failing to appoint a designated director, as set forth in the parties’ agreement. Mr. Kim seeks specific performance of the Convertible Note and Warrant Purchase Agreement, and monetary damages in the amount of $1,041,216, plus applicable interest. The Company filed its answer to the Complaint on December 3, 2024. On January 7, 2025, Mr. Kim filed a motion seeking a preliminary injunction against the Company (the “Motion”). The Company opposed the Motion on January 22, 2025, and on February 13, 2025, the Court denied Mr. Kim’s Motion. As of December 31, 2025, discovery in the case is ongoing, and no trial date has been set.

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

11. SUBSEQUENT EVENTS

Convertible Notes

On February 11, 2026, the Company entered into a convertible note and warrant purchase agreement with certain non-U.S. investors providing for the private placement of convertible promissory notes in the aggregate principal amount of $5,000,000 and warrants to purchase the Company’s shares of Common Stock in reliance on the registration exemptions of Regulation S . The Notes are issuable in two tranches, consisting of (i) an initial tranche in the aggregate principal amount of $1,600,000 and (ii) a second tranche in the aggregate principal amount of $3,400,000. The Notes bear interest at an annual rate of 7% and have a maturity date of August 12, 2027.

On February 13, 2026, the Company completed the initial closing and issued Notes in the aggregate principal amount of $1,600,000 to the Investors.

Changes in Registrant’s Certifying Accountant.

On February 18, 2026, the Audit Committee of the Board of Directors of CIMG Inc. approved the dismissal of Assentsure PAC as the Company’s independent registered public accounting firm, effective as of such date.

On February 18, 2026, the Audit Committee approved the engagement of ST & Partners PLT as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2026.

Legal Proceedings

The Kim Litigation

On October 3, 2024, Mr. Sooncha Kim filed a complaint against the Company in the Southern District of New York, (Case No. 1:24-cv-7485) (the “Complaint”). The Complaint alleges that the Company breached a Convertible Note and Warrant Purchase Agreement, dated June 6, 2024, between the Company and Mr. Kim, by, among other things, failing to deliver the registration rights agreement, excluding Mr. Kim from the S-1 registration statement, delaying conversion of Mr. Kim’s notes, undertaking steps to dilute Mr. Kim’s shares, failing to honor Mr. Kim’s 50% participation right in any subsequent financing and failing to appoint a designated director, as set forth in the parties’ agreement. Mr. Kim seeks specific performance of the Convertible Note and Warrant Purchase Agreement, and monetary damages in the amount of $1,041,216, plus applicable interest. The Company filed its answer to the Complaint on December 3, 2024. On January 7, 2025, Mr. Kim filed a motion seeking a preliminary injunction against the Company (the “Motion”). The Company opposed the Motion on January 22, 2025, and on February 13, 2025, the Court denied Mr. Kim’s Motion. As of December 31, 2025, discovery in the case is ongoing, and no trial date has been set.

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

New Subsidiaries

On February 4, 2026, Beijing Xin Miao Shi Dai Technology Development Co., Ltd. established a wholly-owned subsidiary, Foshan Dingyue Technology Co., Ltd.

On February 5, 2026, Zhongyan Shangyue Technology Co., Ltd. established a wholly-owned subsidiary, Foshan Lintai Technology Co., Ltd.

Item 2. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 3. Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this Report based on the criteria for effective internal control described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

As we are a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to “Note 10. Contingencies” and “Note 11. Subsequent Events—Legal Proceedings” in our Consolidated Financial Statements included in this Report.

Item 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 13, 2026, which could affect our business, financial condition, or operating results. The risks described in our annual or quarterly reports filed with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, or operating results. For the three months ended December 31, 2025, we were not aware of any new and additional risk factors that were not previously disclosed.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Subsequent to the quarter ended December 31, 2025, the Company completed the following unregistered issuances of its equity securities:

On February 11, 2026, the Company entered into a convertible note and warrant purchase agreement (the “February Purchase Agreement”) with certain non-U.S. investors (the “February Investors”), providing for the private placement of convertible promissory notes in the aggregate principal amount of $5,000,000 (the “February Notes”) and warrants to purchase the Company’s shares of Common Stock (the “February Warrants”) in reliance on Regulation S as an exemption to the registration (the “February Transaction”). The Notes are issuable in two tranches, consisting of (i) an initial tranche in the aggregate principal amount of $1,600,000 and (ii) a second tranche in the aggregate principal amount of $3,400,000. The Notes issued in the first tranche bear interest at an annual rate of 7% and have a maturity date of August 12, 2027. On February 13, 2026, the Company completed the initial closing and issued February Notes in the aggregate principal amount of $1,600,000 to the February Investors. As of the date of this Report, none of the February Warrants has been exercised, none of the February Notes has been converted, and no shares of Common Stock have been issued pursuant to the February Transaction.

(b) None.

(c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).

3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684).

3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on October 22, 2024. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2024, SEC File Number 001-39338).

3.5	Certificate of Amendment to the Articles of Incorporation of the Company, dated October 28, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 31, 2025, SEC File No. 001-39338).

3.6	Certificate of Change to the Articles of Incorporation of the Company, dated December 2, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 5, 2025, SEC File No. 001-39338).

3.7	Third Amended and Restated Bylaws of the Company, effective March 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, SEC File Number 001-39338).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).

4.2	Series A Warrant Agent Agreement (including the terms of the Series A Warrant) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).

4.3	Series B Warrant Agent Agreement (including the terms of the Series B Warrant) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2022, SEC File Number 001-39338).

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024, SEC File Number 001-39338)

4.6	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)

4.7	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2026, SEC File Number 001-39338)

10.1	CIMG Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 13, 2026, SEC File Number 001-39338)

10.2	CIMG Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 13, 2026, SEC File Number 001-39338)

10.3	Purchase Agreement, dated February 11, 2026, by and among the Company and the Investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2026, SEC File Number 001-39338)

10.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2026, SEC File Number 001-39338)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CIMG INC.

Date: March 5, 2026	By:	/s/ Jiangshuang Wang

Jianshuang Wang

Chief Executive Officer

(Principal Executive Officer)

	By:	/s/ Feng Tian

Feng Tian

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

