Form 10-Q/A
period 2025-12-31
CIMG Inc.
filed 2026-03-19
CIK 1527613

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

As of March 17, 2026, there were 89,971,443 shares of the registrant’s Common Stock outstanding.

Explanation Note

This Amendment No. 1 to CIMG Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission on March 5, 2026, is being filed to amend Part I of the Original Filing to include additional disclosures that were inadvertently omitted from the Original Filing.

Specifically, this Amendment includes “Item 2–Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which was omitted from the Original Filing.

Except as described above, this Amendment does not modify or update any other disclosures presented in the Original Filing, including the Company’s financial statements included therein. This Amendment may not reflect events occurring after the date of the Original Filing, nor does it modify or update any forward-looking statements contained therein.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment sets forth the complete text of the affected items, as amended.

CIMG INC.

INDEX TO FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A (this “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Risk Factors” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “target,” “seek,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding:

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

Item 1. Financial Statements

CIMG Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalent	$45,356	$137,287
Accounts receivable, net	1,385,960	55,258
Inventories, net	157	11,893,318
Prepaid expenses and other current assets	1,767,900	4,948,022
Other Receivables - Related Parties	208,714	92,457
Total current assets	3,408,087	17,126,342

Non-current assets:
Property and equipment, net	1,322	2,200
Right-of-use asset - operating lease	28,751	20,340
Intangible assets, net	1,396	2,201
Digital assets	63,978,821	57,024,465
Total non-current assets	64,010,290	57,049,206

Total assets	$67,418,377	$74,175,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,860,809	$1,464,144
Short term loan		447,164
Current portion of lease liability - operating lease	14,033	13,346
Convertible note-related party	-	1,838,041
Other payables-related party	1,194,655	211,475
Advance Received	87,251	105,653
Other current liabilities	4,346,146	22,250,590
Tax payable	2,398,303	1,314,686
Total current liabilities	10,901,197	27,645,099

Total liabilities	$10,901,197	$27,645,099

Stockholders’ equity:
15,483,392 and 9,825,704 shares of Common Stock issued and outstanding as of December 31, 2025 and September 30, 2025, respectively*	156	99
Additional paid-in capital	161,961,688	132,531,653
Accumulated deficit	(106,671,810)	(87,228,118)
Accumulated other comprehensive income	416,076	431,598
Total shareholders’ equity of the Company	55,706,110	45,735,232

Non-controlling interests	811,070	795,217
Total stockholders’ equity	56,517,180	46,530,449

Total liabilities and stockholders’ equity	$67,418,377	$74,175,548

*	On December 5, 2025, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of Common Stock, par value $0.00001 per share.

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2025	December 31, 2024
Revenues, net	$15,768,796	$22,853
Cost of sales	(15,681,380)	(7,374)
Gross profit	87,416	15,479

Operating expenses	(2,079,989)	(1,517,758)
Loss from operations	(1,992,573)	(1,502,279)

Fair value variation	(17,502,596)	-
Other income	76,102	9,047
Loss from equity method investment	-	-
Other expense	(7,206)	(43,017)
Interest expense, net	-	-
Net loss from continuing operations	(19,426,273)	(1,536,249)
Income Tax	-	-
Net loss	$(19,426,273)	(1,536,249)

Non-controlling interest	17,419	-

Net loss attributable to CIMG Inc.	(19,443,692)	(1,536,249)

Basic and diluted loss per common share	(1.43)	(3.42)

Basic and diluted weighted average number of Common Stock outstanding	13,601,997	449,134

The accompanying notes are an integral part of these consolidated financial statements.

4

CIMG Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2025	December 31, 2024
Net loss attributable to CIMG Inc.	$(19,443,692)	$(1,536,249)

Foreign currency translation to CIMG Inc.	(15,522)	(192,038)
Total other comprehensive income net of tax to CIMG Inc.	(15,522)	(192,038)
Comprehensive loss to CIMG Inc.	$(19,459,214)	$(1,728,287)

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares*	Amount	capital	deficit	income	interests	Total

Balance September 30, 2025	9,825,704	$99	$132,531,653	$(87,228,118)	$431,598	$795,217	$46,530,449
Common Stock issued for cash	416,667	4	1,999,996	-	-	-	2,000,000
Common Stock compensation	363,970	4	1,163,972	-	-	-	1,163,976
Issued private placement	3,595,000	36	16,177,464	-	-	-	16,177,500
Issued warrants	1,282,051	13	10,088,603	-	-	-	10,088,616
Other comprehensive income	-	-	-	-	(15,522)	(1,566)	(17,088)
Net loss	-	-	-	(19,443,692)	-	17,419	(19,426,273)
Balance December 31, 2025	15,483,392	$156	$161,961,688	$(106,671,810)	$416,076	$811,070	$56,517,180

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares*	Amount	capital	deficit	income	Total

Balance September 30, 2024	248,912	$2	$81,260,653	$(82,344,722)	$433,399	$(650,668)
Common Stock issued for cash	69,841	1	1,382,843	-	-	1,382,844
Common Stock compensation	40,000	1	523,679	-	-	523,680
Issued private placement	175,438	2	1,999,998	-	-	2,000,000
Issued warrants	2,799	1	-	-	-	1
Other comprehensive income	-	-	-	-	(192,038)	(192,038)
Net loss	-	-	-	(1,536,249)	-	(1,536,249)

Balance December 31, 2024	536,990	$6	$85,167,173	$(83,880,971)	$241,361	$1,527,570

*	Corresponding retroactive adjustments have been made to all the data for the listed period to reflect the Reverse Stock Split.

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	December 31, 2025	December 31, 2024
Operating activities:
Net loss	$(19,426,273)	$(1,536,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value variation	17,502,596	-
Depreciation and amortization	1,683	7,771
Noncash lease expense	(8,411)	41,349
Common Stock compensation	1,163,976	523,680
Change in operating assets and liabilities:
Accounts receivable	(1,330,702)	-
Inventories	11,893,161	(60,272)
Prepaid expenses and other current assets	3,180,122	91,487
Other receivables - related party	(116,257)	-
Digital assets	(24,456,951)	-
Accounts payable	943,901	(420,136)
Other payables-related party	983,180	-
Accrued Interest	5,600	-
Lease liability - operating lease	687	(42,659)
Accrued expenses and other current liabilities	1,135,770	56,248
Net cash used in operating activities	(8,527,918)	(1,338,781)

Financing activities:
Repayment from loans	-	(1,486,996)
Proceeds from issuance of convertible notes	-	678,308
Proceeds from issuance of Common Stock, exercise of stock options	8,453,075	2,000,000
Net cash provided by financing activities	8,453,075	1,191,312

Effect of foreign exchange on cash	(17,088)	(192,038)

Net change in cash	(91,931)	(339,507)

Cash, beginning of period	137,287	464,222
Cash, end of period	$45,356	124,715

Supplemental disclosure of cash flow information:
Cash paid for interest	-	$-
Cash paid for taxes	-	$-

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

CIMG Inc., its Hong Kong subsidiary DZR Tech Limited (“DZR Tech”), and its U.S. subsidiary Wewin Technology LLC (“Wewin”) may transfer cash to the Company’s PRC subsidiaries through capital contributions and intercompany loans, subject to applicable regulatory requirements.

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

On September 3, 2025, Beijing Zhongyan established a wholly owned subsidiary, Beijing Zhongyan Shangyue Holdings Co., Ltd. (“Beijing Shangyue”).

On September 16, 2025, Henan Zhongyan established a wholly owned subsidiary, Henan Nuanyou Agricultural Science and Technology Co., Ltd (“Nuanyou”).

On September 23, 2025, DZR Tech Limited acquired Braincon Limited (“Braincon HK”) and its subsidiary, Beijing Xin Miao Shi Dai Technology Development Co., Ltd. (“Beijing Xinmiao”). DZR Tech Limited holds 100% of the equity interests in Braincon Limited.

On December 8, 2025, Beijing Zhongyan established a wholly owned subsidiary, Shenzhen Zhixi Yunjie Technology Co., Ltd. (“Zhixi Yunjie”).

On February 4, 2026, Beijing Xinmiao established a wholly-owned subsidiary, Foshan Dingyue Technology Co., Ltd (“Dingyue”).

On February 5, 2026, Beijing Zhongyan established a wholly-owned subsidiary, Foshan Lintai Technology Co., Ltd (“Lintai”).

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

2.5 GOING CONCERN AND CAPITAL CONSIDERATIONS

The Company has incurred recurring losses and negative cash flows from operations since inception. As of December 31, 2025, the Company had cash of $45,356 and negative working capital of $7,493,110. The Company expects that it will need to raise additional capital immediately to continue funding its operations. There can be no assurance that such financing will be available on acceptable terms, or at all.

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

2.17 INTANGIBLE ASSETS

Intangible assets with finite useful lives that are acquired are carried at cost less accumulated amortization and accumulated impairment losses. Amortization expense is recognized on a straight-line basis over the estimated useful lives of the intangible assets. The estimated useful lives and amortization method are reviewed at the end of each reporting period, with the effect of any changes in estimates being accounted for on a prospective basis. The Company has finite useful life intangible assets related to acquired tradename and software.

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

During the three months ended December 31, 2025, the Company issued an aggregate of 363,970 shares of Common Stock under the 2025 Equity Incentive Plan.

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

3. CONCENTRATION AND RISKS

3.1 FOREIGN CURRENCY EXCHANGE RATE RISK

The Company’s operating transactions are mainly denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes by the central government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by law to be transacted only through authorized financial institutions at exchange rates set by the People’s Bank of China (the “PBOC”). Remittances in currencies other than RMB by the Company in the PRC must be processed through PBOC or other PRC foreign exchange regulatory bodies which require certain supporting documents in order to effect the remittances. As of December 31, 2025 and 2024, the Company’s cash and cash equivalents denominated in RMB were RMB 212,145 (approximately $30,233), and RMB 536 (approximately $73), respectively, accounting for 66.66% and 0.06% of the Company’s total cash and cash equivalents.

 3.2 CONCENTRATION OF CREDIT RISK

The Company’s credit risk arises primarily from cash and cash equivalents, accounts receivable, other receivables from related parties, and other receivables included in prepaid expenses and other current assets. The carrying amounts of these financial instruments represent the Company’s maximum exposure to credit risk.

As of December 31, 2025, 70% of the Company’s cash and cash equivalents were held by major financial institutions located in China and Hong Kong, the remaining 30% was held by financial institutions located in the United States. The Company believes that these financial institutions located in China, Hong Kong, and the United States are of high credit quality. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. As of December 31, 2025, the Company had no cash balances at financial institutions in the United States in excess of the Federal Deposit Insurance Corporation limit.

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

Three months ended December 31, 2025:

Supplier Name	Purchases Amount	% of Total Purchases
Supplier TTY	$1,080,346	29.21%
Supplier ACJN	766,343	20.72%
Supplier SCNY	397,944	10.76%
Supplier YFHYL	382,027	10.33%

Three months ended December 31, 2024:

Supplier Name	Purchases Amount	% of Total Purchases
Supplier YKYM	$251,080	100%

4. NOTES TO THE CONSOLIDATED IN FINANCIAL STATEMENTS

4.1 ACCOUNTS RECEIVABLE, NET

As of December 31, 2025, the Company had gross accounts receivable of $1,385,960.

As of September 30, 2025, the Company’s accounts receivable totaled $55,258, net of an allowance for credit losses of $2,107.

	December 31, 2025	September 30, 2025
Accounts receivable	$1,385,960	$57,365
Less: allowance for credit losses	-	(2,107)
Accounts receivable, net	1,385,960	55,258

The movements in the allowance for credit losses are as follows:

	December 31, 2025	September 30, 2025
Balance at beginning of the year	$(2,107)	$(3,450,141)
Additions	-	(2,098)
Foreign currency translation	306	(9)
Write-offs	1,801	3,450,141
Balance at end of the year	-	(2,107)

4.2 INVENTORIES, NET

Inventories, net consisted of the following:

	December 31, 2025	September 30, 2025
Raw materials	$-	$12,799,608
Finished goods	157	154
Total inventories, gross	157	12,799,762
Less: inventory write-down	-	(906,444)
Inventories, net	157	11,893,318

The movements in the inventories write-down were as follows:

	December 31, 2025	September 30, 2025
Balance at beginning of the year	$(906,444)	$(815,498)
Additions		(902,776)
Foreign currency translation	131,581	(3,668)
Write-offs	774,863	815,498
Balance at end of the year	-	(906,444)

4.3 PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2025 and September 30, 2025 were comprised of the following:

	December 31, 2025	September 30, 2025
Prepaid expenses	$-	$291,445
Prepaid tax(1)	1,285,400	1,286,205
Advances to suppliers(2)	399,889	1,458,569
Deferred equity issuance cost	-	1,797,500
Other current assets	82,611	114,303
Total	1,767,900	4,948,022

(1)	Prepaid tax represents input value-added tax (“VAT”) paid in advance for which the related VAT invoices had not yet been received as of the reporting date. Subsequent to period end, the Company received a portion of the outstanding invoices, and management expects to obtain the remaining invoices within six months. Accordingly, management believes the prepaid tax balance is fully recoverable.

(2)	As of December 31, 2025, the total amount paid to suppliers was $399,889, of which $281,822 represented advances to Beijing Yingtian Huyu Technology Co., Ltd. The Company is currently evaluating the SaaS live-streaming system of Beijing Yingtian Huyu Technology Co., Ltd., and the implementation plan for any subsequent advances is expected to be determined in 2026.

4.4 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Machinery & Equipment	$31,362	$30,910
Vehicles	-	-
Gross property and equipment	31,362	30,910
Less: accumulated depreciation	(30,040)	(28,710)
Less: reclassification to assets held for sale	-	-
Less: disposal of property and equipment	-	-
Net property and equipment	1,322	2,200

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

4.5.1 LEASES WITH RECOGNIZED ROU ASSETS AND LEASE LIABILITIES

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

Beijing, China – Office Space

Effective February 28, 2025, the Company entered into a lease for office space located at Room 303, 3rd Floor, Hongsheng Building, Beijing, China. The lease requires monthly rental payments of RMB 16,425 (approximately $2,341) and expires on March 31, 2026. As the lease term exceeds 12 months, the Company recognized a right-of-use asset and lease liabilities related to this lease as of December 31, 2025.

Delray Beach, Florida – Principal Office

Effective September 1, 2024, the Company entered into a lease for its principal office space located at 16097 Poppyseed Circle, Unit 1904, Delray Beach, Florida 33484, for a monthly rent of $3,500. The lease term extended through August 31, 2025, and the lease was not renewed upon expiration.

Wuxi, China – Office Space

Effective March 19, 2025, the Company entered into a lease for office space located at 83-102 and 83-103, Xishuidongcheng, Liangxi District, Wuxi, China. The lease requires annual rental payments of RMB 100,000 (approximately $14,251) and expires on March 18, 2027. Because the lease term exceeds 12 months, the Company recognized a right-of-use asset and corresponding lease liabilities related to this lease as of December 31, 2025.

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

Henan, China – Office Space

The Company leases office space in Henan, China, with annual lease payments of approximately RMB 98,280 (approximately $14,006), payable in monthly installments of RMB 8,190 (approximately $1,167). The lease expires on August 14, 2026. Because the remaining lease term as of December 31, 2025 was less than 12 months, the Company elected the short-term lease practical expedient and did not recognize a right-of-use asset or lease liability related to this lease.

As of December 31, 2025, the Company’s operating leases had a weighted-average remaining lease term of one year and a weighted-average discount rate of 3%. Other information related to the Company’s operating leases is as follows:

Right-of-Use Assets	Amount
ROU asset – September 30, 2025	$20,340
ROU assets added during the year	27,852
Amortization during the period	(19,441)
ROU asset – December 31, 2025	$28,751

Lease Liabilities	Amount
Lease liability – September 30, 2025	$13,346
Lease liability added during the year	14,033
Reduction during the period	(13,346)
Lease liability – December 31, 2025	$14,033

Lease Liabilities by Maturity	Amount
Lease Liability – Short-Term	$14,033
Lease Liability – Long-Term	-
Lease Liability – Total	$14,033

The following table summarizes the Company’s operating lease cost, short-term lease cost, and related cash flow information for the three months ended December 31, 2025:

Operating lease expenses	$19,441
Short-term lease expenses	3,502
Cash paid for amounts included in the measurement of lease liabilities	19,215
Lease amortization	19,441
Interest portion	537

4.6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets as of December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	140,000	(140,000)	-
Software	33,499	(32,103)	1,396
Total	173,499	(172,103)	1,396

The following table summarizes the Company’s intangible assets as of September 30, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$140,000	$(140,000)	$-
Software	33,016	(30,815)	2,201
Total	173,016	(170,815)	2,201

The software intangible asset was recognized as a result of the acquisition of Shenzhen Zhimeng. Amortization expense for intangible assets with finite useful lives was $837 and $550 for the three months ended December 31, 2025 and for the year ended September 30, 2025, respectively.

4.7 DIGITAL ASSETS

The Company’s digital assets consist solely of Bitcoin. Digital assets are measured at fair value, with changes in fair value recognized in earnings for each reporting period. As of December 31, 2025, the Company held 730 bitcoins, with a total value of $63,978,821.

The following table is a summary of the Company’s Bitcoin activities during the year ended September 30, 2025:

Amount
Beginning balance at September 30, 2025	$57,024,465
Increase in digital assets - Bitcoin	24,456,952
Decrease in digital assets - Bitcoin	-
Net change in fair value	(17,502,596)
Ending balance as of September 30, 2025	$63,978,821

4.8 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2025 and September 30, 2025 were as follows:

	December 31, 2025	September 30, 2025
Accounts payable	$1,788,527	$429,322
Accrued expenses	1,072,282	1,034,822
Total	2,860,809	1,464,144

Accounts payable

As of December 31, 2025, accounts payable totaled $1,788,527, comprising $353,256 of legacy payables incurred under previous management and $1,435,271 of payables arising from procurement activities.

Accrued expenses

As of December 31, 2025, accrued expenses totaled $1,072,282, primarily comprising accrued expenses related to Nuzee single-serving coffee and DRIPKIT products of $756,620 and employee compensation payable of $315,662.

The accrued expenses related to Nuzee single-serving coffee and DRIPKIT products primarily represent legacy expenses incurred under previous management and are treated in a manner consistent with other legacy accounts payable balances. These amounts continue to be recognized as accrued expenses as management is in the process of reviewing and resolving the related obligations in the ordinary course of business, and such balances remained payable as of December 31, 2025.

4.9 CONVERTIBLE NOTES

As of December 31, 2025 and September 30, 2025, the Company had outstanding unconverted convertible notes of approximately $nil and $1,838,041, respectively.

For the three months ended December 31, 2025, $1,838,041 worth of convertible notes were converted into share of the Company’s Common Stock.

(a) Non-related party convertible notes

	December 31, 2025	September 30, 2025
Beginning balance	$-	$1,063,624
Issuance of convertible notes	-	10,144,186
Fair value adjustment	-	-
Conversion to Common Stock	-	(11,207,810)
Ending balance	-	-

All non-related party convertible notes outstanding as of September 30, 2025 were fully converted into shares of the Company’s Common Stock on October 31, 2025.

(b) Related party convertible notes

	December 31, 2025	September 30, 2025
Beginning balance	$1,838,041	$319,220
Issuance of convertible notes	-	3,693,041
Fair value adjustment	-	-
Conversion to Common Stock	(1,838,041)	(2,174,220)
Ending balance	-	1,838,041

Key issuance and conversion events

August 20, 2024: The Company issued convertible notes with an aggregate principal amount of $1,300,000, of which $1,000,000 was subscribed by non-related parties and $300,000 by a related party. As of September 30, 2024, the Company recorded a fair value adjustment of $82,844 related to these notes.

October 31, 2024: All holders of the August 2024 convertible notes elected to convert their notes into an aggregate of 1,396,813 shares of Common Stock. The shares were registered pursuant to the Company’s Form S-1 filed on November 29, 2024.

December 12, 2024: The Company issued convertible notes with an aggregate principal amount of $10,000,000, of which $8,145,000 was subscribed by non-related parties and $1,855,000 by a related party.

February 11, 2025: The Company obtained shareholder approval for the issuance of shares underlying the notes and warrants.

March 18, 2025: the investors submitted their respective conversion notices, upon which the Company issued 19,457,618 shares of Common Stock to the investors.

August 21, 2025: The Company entered into a convertible bond purchase agreement with certain non-U.S. investors to issue convertible notes with an aggregate principal amount of $4,000,000, at a conversion price of $0.24 per share, subject to adjustment in accordance with the Notes.

During the year ended September 30, 2025, the non-related parties notes with a carrying value of $1,999,962 were converted into 8,333,333 shares of Common Stock.

October 30, 2025: The remaining related party notes of 8,333,333 shares were issued on October 31, 2025.

The convertible notes were measured at fair value, with changes in fair value recognized in fair value variation in the consolidated statements of operations.

4.10 OTHER CURRENT LIABILITIES

As of December 31, 2025 and September 30, 2025, other current liabilities amounted to $4,346,146 and $22,250,590, respectively.

Other current liabilities consisted of the following:

	December 31, 2025	September 30, 2025
Advances received for equity subscriptions(1)	$160,066	$18,134,657
Provision for liabilities related to directors’ litigation(2)	222,062	222,062
Professional service fees payable – Bitcoin transaction(3)	3,333,579	3,663,269
Others	630,439	230,602
Total	4,346,146	22,250,590

(1)	Advances received for equity subscriptions

Advance receipts for equity subscriptions are as follows: $129,662.80 for a share subscription by Mr. Sooncha Kim, $29,994.20 for a share subscription by Mr. Kenji Hashimoto, $100 for a share subscription by Mr. Jiang Shelei, and $308.69 for a share subscription by Beijing Fukesi Technology Co., Ltd.

(2)	Provision for liabilities related to directors’ litigation

The provision for liabilities related to directors’ litigation of $222,062 represents management’s estimate of costs associated with ongoing legal proceedings involving certain directors as of September 30, 2025.

(3)	Professional service fees payable – Bitcoin transaction

The professional service fees payable of $3,333,579 relate to a financial advisory services agreement executed on July 1, 2025, between the Company and Sunflower Tech Limited, in connection with a Bitcoin-related asset transaction with a total transaction value of $55.0 million. Under the agreement, the advisory fee is calculated at 10% of the transaction value, amounting to $5.5 million. As of December 31, 2025 and September 30, 2025, the remaining payable balances of the Company were $3,333,579 and $3,663,269 respectively.

4.11 TAX PAYABLE

As of December 31, 2025 and September 30, 2025, taxes payable amounted to $2,398,303 and $1,314,686, respectively.

	December 31, 2025	September 30, 2025
Accrued sales taxes payable	$2,394,591	$1,311,578
Other tax payable	3,712	3,108
Total	2,398,303	1,314,686

4.12 OPERATING EXPENSES

For the three months ended December 31, 2025, the operating expenses were $2,079,989. This mainly included personnel costs of $1,209,580, sales and marketing expenses of $77,811, depreciation and amortization of $14,109, professional fees (including legal, audit, and consulting services) of $706,157, travel expenses of $27,682, office expenses of $34,387, and other operating expenses of $10,264.

For the three months ended December 31, 2024, the operating expenses were $1,517,758. This mainly included personnel costs of $632,600, sales and marketing expenses of $(6,784), depreciation and amortization of $49,003, professional services such as lawyers, auditors and consultants of $711,706, travel expenses of $42,258, office expenses of $51,954 and other expenses of $37,020.

4.13 OTHER INCOME

For the three months ended December 31, 2025, other income was $76,102, primarily arising from the payments not required.

For the three months ended December 31, 2024, the other income was $9,047. It is mainly because of the write-off other payables.

4.14 OTHER EXPENSES

For the three months ended December 31, 2025, other expense was $7,206, primarily attributable to the cost expenditures corresponding to other income and other factors.

For the three months ended December 31, 2024, other expense totaled $43,017, primarily included financing expense and other factors.

4.15 INCOME TAX

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. No asset or liability for unrecognized tax benefits was recorded as of December 31, 2025 or September 30, 2025.

United States

CIMG Inc. and Wewin are incorporated in the United States and are subject to U.S. federal corporate income tax at a statutory rate of 21%. for the three months ended December 31, 2025 , these entities did not generate taxable income; accordingly, no provision for U.S. federal income tax was recorded.

Hong Kong

DZR Tech Limited is incorporated in Hong Kong and is subject to Hong Kong Profits Tax under the two-tiered profits tax rates regime, whereby the first HK$2 million of assessable profits are taxed at 8.25%, and profits in excess of HK$2 million are taxed at 16.5%. DZR Tech Limited did not generate taxable income for the three months ended December 31, 2025, and therefore no provision for Hong Kong profits tax was recorded.

People’s Republic of China

Beijing Zhongyan, Henan Zhongyan, Nuanyou, Beijing Xinmiao, Zhimeng, Zhutai, Shanghai Huomao, and Beijing Xilin are incorporated in the People’s Republic of China and are subject to enterprise income tax at a statutory rate of 25%. For small and low-profit enterprises, taxable income is calculated at a reduced rate of 25%, and the corporate income tax policy is paid at a rate of 20%. All entities did not generate taxable income for the three months ended December 31, 2025, accordingly, no provision for PRC enterprise income tax was recognized.

Schedule of Income Tax Expense (Benefit)

Three months Ended December 31, 2025
Current income tax expense	$-
Deferred income tax expense	-
Total income tax expense	-

Reconciliation of Statutory Tax Benefit to Income Tax Expense
Tax benefit at statutory U.S. federal rate (21%)	$(4,083,176)
Effect of different tax rates applicable to subsidiaries	4,080
Effect of unrecognized deductible temporary differences	(3,675,545)
Effect of tax loss carryforwards	7,754,641
Income tax expense	$-

5. GEOGRAPHIC CONCENTRATIONS

The Company is organized based on fundamentally three business segments although it does sell its products on a world-wide basis. The Company is organized in two geographical segments. The Company jointly produces and sells its products in North America and China. Information about the Company’s geographic operations for the three months ended December 31, 2025, and 2024 are as follows:

Geographic Concentration

Net Revenue:	Three months ended December 31, 2025	Three months ended December 31, 2024
North America	$-	$-
P.R.C	15,768,796	22,853
	15,768,796	22,853

Property and equipment, net:	Three months ended December 31, 2025	Three months ended December 31, 2024
North America	$-	$-
P.R.C	1,322	1,997
	1,322	1,997

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

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management derived reportable segments based on business lines.

As of December 31, 2025, the Company currently has the following reportable segments: Homology of Medicine and Food Series, Computing Power Product Series, Maca Product Series and others.

	Business Line			Others
	Homology of Medicine and Food	Computing Power Product	Maca Product	Unallocated Headquarter
	Series	Series	Series	Costs	Total
Revenues, net	$1,426,832	$2,360,373	$11,981,591	$-	$15,768,796
Cost of revenue	(1,408,815)	(2,290,396)	(11,982,169)	-	(15,681,380)
Gross profit	18,017	69,977	(578)	-	87,416

Operating expenses	(155,181)	(33,049)	(270,238)	(1,621,521)	(2,079,989)
Loss from operations	(137,164)	36,928	(270,816)	(1,621,521)	(1,992,573)

Fair value variation	-	-	-	(17,502,596)	(17,502,596)
Other income	74,271	177	1,654	-	76,102
Other expense	(7,107)	(9)	(90)	-	(7,206)
Segment Loss	$(70,000)	37,096	(269,252)	(19,124,117)	(19,426,273)

7. RELATED PARTY BALANCES AND TRANSACTIONS

As of December 31, 2025, the Company had the following major related party transactions:

Name of related parties	Relationship with Company
Wanhai Liu	Shareholder of Xilin Online (Beijing) E-commerce Co., Ltd
Tianyong Lv	Manager of Xilin Online (Beijing) E-commerce Co., Ltd
Shengqing Li	Manager of Shenzhen Zhimeng Qiyang Technology Co., Ltd.
Hongfang Xie	Shareholder of Shanghai Huomao Cultural Development Co., Ltd.
Wenlong Tong	President of CIMG Inc.
Wenwen Yu	Director of Wewin Technology LLC
Yujie Liu	The shareholders of CIMG
Yanli Hou	Director of CIMG Inc.

(a) Significant transactions with related parties

Name of related parties	Related party transactions	Three months ended December 31, 2025
Wanhai Liu	Loan advanced to Xilin Online (Beijing) E-commerce Co., Ltd	$436
Tianyong Lv	Loan advanced to Xilin Online (Beijing) E-commerce Co., Ltd	185
Shengqing Li	Loan advanced to Shenzhen Zhimeng Qiyang Technology Co., Ltd.	5,564
Hongfang Xie	Loan advanced to Shanghai Huomao Cultural Development Co., Ltd.	6,058
Hongfang Xie	Loan advanced to Guizhou Zhutai Huomao Liquor Industry Co., Ltd.	4,420
Yujie Liu	Loan advanced to Zhongyan Shangyue Technology Co., Ltd	213,198
Yujie Liu	Loan advanced to Henan Zhongyan Shangyue Technology Co., Ltd	52,729
Wenwen Yu	Loan advanced to CIMG Inc.	57,500
Dada Business Trading Co., Limited	Loan advanced to CIMG Inc.	249,681
Metaverse Intelligence Tech Ltd	Loan advanced to CIMG Inc.	250,000
YY Tech Inc.	Loan advanced to CIMG Inc.	3,862
Yanqing Chen	Loan advanced to CIMG Inc.	139,546
Wenlong Tong	Loan advanced to Zhongyan Shangyue Technology Co., Ltd	2,750
Wenwen Yu	Loan advanced from Wewin Technology LLC.	(76,967)
Yanli Hou	Loan advanced from Zhongyan Shangyue Technology Co., Ltd	(42,041)

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

(b) Balances with related parties

December 31, 2025
Wenlong Tong	$15,911
Wenwen Yu	150,762
Yanli Hou	42,041
Total amounts due from related parties	208,714

Wanhai Liu	$12,698
Tianyong Lv	12,940
Shengqing Li	191,329
Hongfang Xie	11,171
Wenwen Yu	57,500
Yujie Liu	265,928
Dada Business Trading Co., Limited	249,681
Metaverse Intelligence Tech Ltd	250,000
YY Tech Inc.	3,862
Yanqing Chen	139,546
Total amounts due to related parties	1,194,655

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

(1) For the three months ended December 31, 2025, the Common Stock issued for cash was as follows:

Date	Transaction type	Description	Shares issued	Cash/consideration ($)

August 21, 2025	Convertible Note Purchase Agreement (From 8-K filed August 26, 2025, Form 8-K filed on November 12, 2025)	On August 21, 2025, the Company entered into a $4,000,000 convertible bond purchase agreement with certain non-U.S. investors. The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.24 per share. On September 9, 2025, the Company issued 8,333,333 shares. On October 30, 2025, the Company issued the remaining 8,333,333 shares.	8,333,333	$2,000,000
Total (Pre-Reverse Stock Split)			8,333,333	2,000,000
Total (Post-Reverse Stock Split)			416,667	2,000,000

(2) For the three months ended December 31, 2025, the issuance of Common Stock due to the Common Stock compensation was as follows:

Date	Transaction type	Description	Shares issued	Cash/consideration ($)

November 21, 2025.	2025 Equity Incentive Plan (From S-8 filed November 21, 2025)	Issued under the Company’s Registration Statement on Form S-8, which registers (i) 7,279,400 shares of the Company’s Common Stock issuable under the Company’s 2025 Equity Incentive Plan (the “2025 Plan”), and (ii) 38,000,000 shares of Common Stock issuable under the Company’s 2026 Equity Incentive Plan (the “2026 Plan”).	7,279,400	1,163,976
Total (Pre-Reverse Stock Split)			7,279,400	1,163,976
Total (Post-Reverse Stock Split)			363,970	1,163,976

(3) For the three months ended December 31, 2025, the issuance of Common Stock due to the private placement was as follows:

Date	Transaction type	Description	Shares issued	Cash/consideration ($)

August 25, 2025*	Securities Purchase Agreement (Form 8-K filed on August 27, 2025, Form 8-K/A filed on September 2, 2025)	On August 25, 2025, the Company entered into a securities purchase agreement with certain non-U.S. investors for total consideration of $55,000,000, payable in Bitcoin, at a purchase price of $0.25 per share. The agreement provides for the issuance of up to 220,000,000 shares of Common Stock through a private placement, of which 148,100,000 shares, representing $37,025,000 of consideration, were issued during the period.

On September 2, 2025, the Company issued 148,100,000 shares of Common Stock to certain non-U.S. investors.

		On October 29, 2025, the Company issued the remaining 71,900,000 shares.	71,900,000	16,177,500
Total (Pre-Reverse Stock Split)			71,900,000	16,177,500
Total (Post-Reverse Stock Split)			3,595,000	16,177,500

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

The following table summarizes warrant activity for the three months ended December 31, 2025:

(Retroactively adjusted for Reverse Stock Split)

	Number of Shares Issuable	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2025	1,289,937	$26.19	1.29	$-
Issued	-	-	-	-
Exercised	1,282,051	7.80	-	-
Expired	-	-	-	-
Outstanding as of December 31, 2025	7,886	$3,015.03	0.50	-
Exercisable as of December 31, 2025	7,886	$3,015.03	0.50	$-

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

The Ex-Directors Lawsuit

On March 10, 2025, the following former directors of the Company, Kevin J. Connor, Chris J. Jones, Nobuki Kurita, and David Robson (collectively, the “Ex-Directors”), filed a complaint against the Company in the Superior Court of California, County of San Diego (Case No. 25CU012922N) (the “Complaint”). The Complaint alleges the Company failed to pay directors’ fees and expenses from the last quarter the fiscal year ended September 30, 2023 through the first two quarters of the fiscal year ended September 30, 2024, and is claiming breach of contract, quantum meruit, unjust enrichment, promissory estoppel, breach of the implied covenant of good faith and fair dealing, and unfair business practices. On August 22, 2025, a judgment by default was entered against the Company in the amount of $58,920.34. Counsel for Plaintiffs/Judgment Creditors, Kevin J. Connor, J. Chris Jones, Nobuki Kurita, and David Robson (collectively, “Plaintiffs”) subsequently filed a motion with the court to amend the total amount of the judgment. On November 21, 2025, the Court entered an order amending the judgment nunc pro tunc, increasing the aggregate awards to all Plaintiffs to $222,062.28, including the prejudgment interest and costs. As the underlying condition existed as of the reporting date, this event represents an adjusting subsequent event, and the related liability has been recognized in Note 4.10 to the financial statements.

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

On February 13, 2026, the Company completed the initial closing and issued the notes in the aggregate principal amount of $1,600,000 to these investors.

Changes in Registrant’s Certifying Accountant

On February 18, 2026, the Audit Committee of the Company’s Board approved the dismissal of Assentsure PAC as the Company’s independent registered public accounting firm, effective as of such date.

On February 18, 2026, the Audit Committee approved the engagement of ST & Partners PLT as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2026.

Entry into a Material Definitive Agreement

On February 27, 2026, the Company entered into an Amended and Restated Equity Transfer Agreement (the “A&R Equity Transfer Agreement”) with DZR Tech Limited, a Hong Kong company and a wholly owned subsidiary of the Company (the “Purchaser”), Shelei Jiang, a Chinese individual (the “Seller”), and Daren Business Technology Limited, a company incorporated under the laws of the British Virgin Islands (the “Target”). The A&R Equity Transfer Agreement amended and restated in its entirety that certain Equity Transfer Agreement, dated February 11, 2026, by and between the Seller and the Purchaser. Pursuant to the A&R Equity Transfer Agreement, the Seller will sell to the Purchaser 100 ordinary shares of the Target, representing 100% of the issued and outstanding ordinary shares of the Target, for a purchase price of zero cash consideration (the “Acquisition”). On March 10, 2026, the Company and each of Dundas Technology Limited and Kellyview Investment Limited, each a Hong Kong company and a designee of the Seller pursuant to the terms of the A&R Equity Transfer Agreement, entered into a separate performance share issuance agreement, pursuant to which the Company shall issue to Dundas Technology Limited and Kellyview Investment Limited, on or before April 10, 2026, in the aggregate up to 74,487,896 shares of the Company’s Common Stock, par value $0.00001 per share (the “Award Shares”), with one-half of the Award Shares to be issued to Dundas Technology Limited and one-half to Kellyview Investment Limited, as a post-closing, performance-based equity award with respect to the Target. On March 12, 2026, the Company issued 37,243,948 shares of Common Stock to Dundas Technology Limited and 37,243,948 shares of Common Stock to Kellyview Investment Limited. Such shares will be subject to transfer restrictions and will be eligible for leak-out in installments only upon the achievement of specified audited revenue targets of the Target during performance periods beginning on April 1, 2026 and ending on September 30, 2029. The revenue targets are denominated in Renminbi and increase over successive performance periods. Any such shares that are not eligible to leak out on or prior to the applicable deadline set forth in the performance share issuance agreements shall be forfeited and cancelled for no consideration.

Notice of Delisting

On March 4, 2026, the Company received written notice from Nasdaq that the Nasdaq Hearings Panel (the “Panel”) had determined to delist the Company’s Common Stock from The Nasdaq Stock Market due to the Company’s failures to comply with Nasdaq Listing Rules 5550(a)(2), 5250(c)(1), 5550(b)(1), and 5620(a). Trading in the Company’s Common Stock was suspended at the open of trading on March 6, 2026.

The Company had 15 calendar days from the date of the Panel’s decision to request that the Nasdaq Listing and Hearing Review Council review the Panel’s decision. The Company expected to appeal the Panel’s decision within the applicable period.

Amendments to Articles of Incorporation or Bylaws

On March 5, 2026, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to increase the number of authorized shares of the Company’s Common Stock. The amendment increased the Company’s authorized shares of Common Stock from 600,000,000 shares to 2,000,000,000 shares, par value $0.00001 per share.

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

The Ex-Directors Lawsuit

On March 10, 2025, the following former directors of the Company, Kevin J. Connor, Chris J. Jones, Nobuki Kurita, and David Robson (collectively, the “Ex-Directors”), filed a complaint against the Company in the Superior Court of California, County of San Diego (Case No. 25CU012922N) (the “Complaint”). The Complaint alleges the Company failed to pay directors’ fees and expenses from the last quarter the fiscal year ended September 30, 2023 through the first two quarters of the fiscal year ended September 30, 2024, and is claiming breach of contract, quantum meruit, unjust enrichment, promissory estoppel, breach of the implied covenant of good faith and fair dealing, and unfair business practices. On August 22, 2025, a judgment by default was entered against the Company in the amount of $58,920.34. Counsel for Plaintiffs/Judgment Creditors, Kevin J. Connor, J. Chris Jones, Nobuki Kurita, and David Robson (collectively, “Plaintiffs”) subsequently filed a motion with the court to amend the total amount of the judgment. On November 21, 2025, the Court entered an order amending the judgment nunc pro tunc, increasing the aggregate awards to all Plaintiffs to $222,062.28, including the prejudgment interest and costs. As the underlying condition existed as of the reporting date, this event represents an adjusting subsequent event, and the related liability has been recognized in Note 4.10 to the financial statements.

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

On February 5, 2026, Zhongyan Shangyue Technology Co., Ltd. established a wholly-owned subsidiary, Foshan Lintai Technology Co., Ltd.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This Report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

Since July 2024, we launched the “Homology of Medicine and Food” series including Huomao-branded products, exosome eye drops and other health and wellness products. The Homology of Medicine and Food Series is guided by traditional Chinese medicine theory, incorporates modern nutritional principles to identify the functional attributes of certain foods and food-derived ingredients. We are committed to providing healthier and more suitable health and wellness products for Asian customers. The launch of the new product effectively contributed to the growth of our sales.

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

CIMG Inc.
(IMG.US)
100%
100%
100%
CIMG PTE. LTD.
(Singaporpe)
DZR Tech Limited
(Hong Kong)
Wewin Technology LLC
(US)
100%
100%
Braincon Limited
(Hong Kong)
100%
Beijing Xin Miao Shi Dai Technology Development Co., Ltd.
(China)
Zhongyan Shangyue Technology Co., Ltd.
(China)
100%
100%
51%
51%
51%
100%
Henan Zhongyan Shangyue Technology Co., Ltd.
(China)
Beijing Zhongyan Shangyue Holdings Co., Ltd.
(China)
Xilink Online (Beijing) Ecommerce Co., Ltd.
(China)
Shanghai Huo Mao Cultural Development Co., Ltd.
(China)
Shenzhen Zhiimeng Qi Yang Technology Co., Ltd.
(China)
Shenzhen Zhixi Yunjie Technology Co., Ltd.
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

On January 22, 2026, the Company received a letter from Nasdaq indicating that the Panel will consider an additional basis for the potential delisting of the Company’s securities from The Nasdaq Capital Market during the panel monitor period because the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) due to the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended September 30, 2025. On February 13, 2026, the Company filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2025 with the SEC.

On February 23, 2026, the Company received a letter from Nasdaq indicating that the Panel will consider the Company’s non-compliance with Nasdaq Listing Rule 5250(c)(1), due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the period ended December 31, 2025 (the “2025 1231 Form 10-Q”), as an additional basis for the potential delisting of the Company’s securities from The Nasdaq Capital Market during the Panel’s monitor period (in a decision letter dated December 4, 2025, the Panel imposed a Mandatory Panel Monitor with respect to the Company pursuant to Nasdaq Listing Rule 5815(d)(4)(B), which requires Nasdaq Staff to issue a delisting determination if the Company fails to maintain compliance during the monitoring period. The Mandatory Panel Monitor will remain in effect until November 14, 2026). On March 5, 2026, the Company filed the 2025 1231 Form 10-Q with the SEC.

On March 4, 2026, the Company received a written notice from Nasdaq that the Panel had determined to delist the Company’s Common Stock from The Nasdaq Stock Market due to the Company’s failures to comply with Nasdaq Listing Rules 5550(a)(2), 5250(c)(1), 5550(b)(1), and 5620(a). Trading in the Company’s Common Stock was suspended at the open of trading on March 6, 2026. The Company has appealed the Panel’s decision to request that the Nasdaq Listing and Hearing Review Council review the Panel’s decision. There can be no assurance that any such appeal will be successful. If the appeal is unsuccessful, Nasdaq is expected to file a Form 25 with the SEC to remove the Company’s Common Stock from listing and registration on The Nasdaq Stock Market.

On March 6, 2026, the Company received a letter from Department of Market Operations of the Financial Industry Regulatory Authority, Inc. (“FINRA”), dated March 5, 2026, notifying the Company that the symbol “CIMG” had been assigned to the Common Stock. As of March 6, 2026, the Common Stock may be quoted and traded in the over-the-counter market under the symbol “CIMG.”

Results of Operations (comparison of the three months ended December 31, 2025 and 2024)

Revenue

	Three months ended December 31,		Change
	2025	2024	Dollars	%
Revenue	$15,768,796	$22,853	$15,745,943	68,900.99%

For the three months ended December 31, 2025, the Homology of Medicine and Food Series, Computing Power Product Series, and Maca Product Series generated revenues of $1,426,832, $2,360,373, and $11,981,591 respectively, accounting for 9.05%, 14.97%, and 75.98% of the total revenue. Our total revenue was $15,768,796 for the three months ended December 31, 2025 and it was $22,853 for the three months ended December 31, 2024, representing a growth of 68,900.99%. The significant increase in revenue was mainly due to the sale of maca inventory and the additional revenue generated by the new medical and food homology product series as well as the computing power product series.

Cost of sales and gross margin

	Three months ended December 31,		Change
	2025	2024	Dollars	%
Cost of revenue	$15,681,380	$7,374	$15,674,006	212,557.72%
Gross profit	87,416	$15,479	$71,937	464.74%
Gross profit %	0.55%	67.73%	-	-

For the three months ended December 31, 2025, the total sales cost was $15,681,380. For the three months ended December 31, 2024, the total sales cost was $7,374. This figure increased by 212,557.72%. The significant increase in the cost of revenue was mainly due to the corresponding cost growth of the Maca series products and the inclusion of the Homology of Medicine and Food Series and the Computing Power Product Series.

For the three months ended December 31, 2025, the total gross profit reached $87,416, with a gross profit margin of 0.55%. In contrast, for the three months ended December 31, 2024, the gross profit was $15,479, with a gross profit margin of 67.73%. The decline in the gross profit margin was mainly due to the sale of the maca series at discounted prices and the increased proportion of revenue from the Homology of Medicine and Food Series and Computing Power Product Series.

Operating Expenses

	Three months ended December 31,		Change
	2025	2024	Dollars	%
Operating Expenses	$2,079,989	$1,517,758	$562,231	37.04%

For the three months ended December 31, 2025, the total operating expenses amounted to $2,079,989. For the three months ended December 31, 2024, the total operating expenses amounted to $1,517,758. The figure increased by $562,231, representing a growth rate of 37.04%. This was mainly due to the rise in labor costs and professional expenses (including legal and consulting service fees).

Net Loss

	Three months ended December 31,		Change
	2025	2024	Dollars	%
Net Loss	$19,426,273	$1,536,249	$17,890,024	1164.53%

For the three months ended December 31, 2025, we incurred a net loss of $19,426,273, compared to a net loss of $1,536,249 for the same period of 2024. The increase in net loss was mainly attributed to the rise in labor costs and professional expenses (including legal and consulting service fees) as well as the fair value measurement of digital assets.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of December 31, 2025, we had an accumulated deficit of approximately $106.67 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses because of the costs associated with operating as an exchange-listed public company. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

As of the date of this Report, the Company has funded its operations primarily through proceeds from registered public offerings and private placements of its Common Stock. The Company’s principal uses of cash include funding operations, product commercialization and development activities, administrative support, and working capital requirements.

As of December 31, 2025, the Company had a cash balance of approximately $0.05 million and has incurred recurring net losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this Report.

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

Summary of Cash Flows

	Three Months Ended December 31,
	2025	2024
Cash used in operating activities	$(8,527,918)	$(1,338,781)
Cash provided by financing activities	$8,453,075	$1,191,312
Effect of foreign exchange on cash	$(17,088)	$(192,038)
Net change in cash	$(91,931)	$(339,507)

Operating Activities

Net cash used in operating activities from continuing operations was $8,527,918 for the three months ended December 31, 2025. The cash outflows were primarily related to purchases digital assets and other professional expenses including legal fees.

Net cash used in operating activities from continuing operations was $1,338,781 for the three months ended December 31, 2024. The cash outflows were primarily related to purchases of raw materials and inventory, office rent, legal fees, and other professional expenses.

Financing Activities

Historically, we have funded our operations through the issuance of our equity securities.

Net cash provided by financing activities was $8,453,075 for the three months ended December 31, 2025, primarily attributable to the gains from convertible notes and the issuance of warrants. For the three months ended December 31, 2024, net cash provided by financing activities was $1,191,312, primarily attributable to proceeds from a private placement.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

On February 27, 2026, the Company entered into an Amended and Restated Equity Transfer Agreement (the “A&R Equity Transfer Agreement”) with DZR Tech Limited, a Hong Kong company and a wholly owned subsidiary of the Company (the “Purchaser”), Shelei Jiang, a Chinese individual (the “Seller”), and Daren Business Technology Limited, a company incorporated under the laws of the British Virgin Islands (the “Target”). The A&R Equity Transfer Agreement amended and restated in its entirety that certain Equity Transfer Agreement, dated February 11, 2026, by and between the Seller and the Purchaser. Pursuant to the A&R Equity Transfer Agreement, the Seller will sell to the Purchaser 100 ordinary shares of the Target, representing 100% of the issued and outstanding ordinary shares of the Target, for a purchase price of zero cash consideration (the “Acquisition”). On March 10, 2026, the Company and each of Dundas Technology Limited and Kellyview Investment Limited, each a Hong Kong company and a designee of the Seller pursuant to the terms of the A&R Equity Transfer Agreement, entered into a separate performance share issuance agreement, pursuant to which the Company shall issue to Dundas Technology Limited and Kellyview Investment Limited, on or before April 10, 2026, in the aggregate up to 74,487,896 shares of the Company’s Common Stock, par value $0.00001 per share (the “Award Shares”), with one-half of the Award Shares to be issued to Dundas Technology Limited and one-half to Kellyview Investment Limited, as a post-closing, performance-based equity award with respect to the Target. On March 12, 2026, the Company issued 37,243,948 shares of Common Stock to Dundas Technology Limited and 37,243,948 shares of Common Stock to Kellyview Investment Limited. Such shares will be subject to transfer restrictions and will be eligible for leak-out in installments only upon the achievement of specified audited revenue targets of the Target during performance periods beginning on April 1, 2026 and ending on September 30, 2029.

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

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).

3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684).

3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on October 22, 2024. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2024, SEC File Number 001-39338).

3.5	Certificate of Amendment to the Articles of Incorporation of the Company, dated October 28, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 31, 2025, SEC File No. 001-39338).

3.6	Certificate of Change to the Articles of Incorporation of the Company, dated December 2, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 5, 2025, SEC File No. 001-39338).

3.7	Third Amended and Restated Bylaws of the Company, effective March 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, SEC File Number 001-39338).

3.8	Certificate of Amendment, dated March 5, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 12, 2026, SEC File Number 001-39338).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).

4.2	Series A Warrant Agent Agreement (including the terms of the Series A Warrant) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).

4.3	Series B Warrant Agent Agreement (including the terms of the Series B Warrant) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2022, SEC File Number 001-39338).

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024, SEC File Number 001-39338)

4.6	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)

4.7	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2026, SEC File Number 001-39338)

10.1	CIMG Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 13, 2026, SEC File Number 001-39338)

10.2	CIMG Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 13, 2026, SEC File Number 001-39338)

10.3	Bitcoin Purchase Agreement, dated October 20, 2025, by and between CIMG Pte. Ltd. and Lordan Group Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2025, SEC File Number 001-39338)

10.4	China Merchants Bank IT Equipment Procurement Framework Contract, dated December 12, 2025, by and between Zhongyan Shangyue Technology Co., Ltd. and China Merchants Bank Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2025, SEC File Number 001-39338)

10.5	Purchase Agreement, dated February 11, 2026, by and among the Company and the Investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2026, SEC File Number 001-39338)

10.6	Amended and Restated Equity Transfer Agreement, dated February 27, 2026, by and among the Company, DZR Tech Limited, Shelei Jiang, and Daren Business Technology Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2026, SEC File Number 001-39338)

10.7	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2026, SEC File Number 001-39338)

10.8*	Performance Share Issuance Agreement between the Company and Dundas Technology Limited, dated March 10, 2026

10.9*	Performance Share Issuance Agreement between the Company and Kellyview Investment Limited, dated March 10, 2026

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CIMG INC.

Date: March 19, 2026	By:	/s/ Jianshuang Wang

Jianshuang Wang

Chief Executive Officer

(Principal Executive Officer)

	By:	/s/ Feng Tian

Feng Tian

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

