Form 10-Q
period 2026-03-31
CIMG Inc.
filed 2026-05-11
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 6, 2026, there were 89,971,443 shares of the registrant’s Common Stock outstanding.

CIMG INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Risk Factors” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “target,” “seek,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding:

●	our plans to obtain funding for our operations, including the funds required for technological development, product production, and product commercialization, as well as the funds necessary to ensure our continuous operation;

●	our expectation that our existing capital resources will be sufficient to fund our operations for at least the next twelve months and our expectation to need additional capital to fund our planned operations beyond that;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	our expectations regarding the effects of the suspension of trading of our common stock on Nasdaq, our quotation on the OTC market, and any appeal or further review of Nasdaq’s delisting determination;

●	the impact to our business, including any supply chain interruptions, resulting from changes in general economic, business and political conditions, including changes in the financial markets and macroeconomic conditions resulting from a pandemic;

●	the market size and growth trend of our products;

●	our ability to compete with those companies that sell similar products or offer similar services;

●	our ability to successfully achieve the anticipated results of strategic transactions;

●	our expectations for future sales performance;

●	our reliance on raw material suppliers or product manufacturers is to enable us to better produce our products and offer a wider variety of products to our customers.;

●	regulatory developments in the U.S. and other countries;

●	our ability to retain key management, sales, and marketing personnel;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

●	our ability to develop and maintain our corporate infrastructure, including our internal control over financial reporting;

●	the outcome of pending, threatened, or future litigation;

●	our financial performance; and

●	our use of the net proceeds from our recent offerings.

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

Item 1. Financial Statements

CIMG Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalent	$17,025	$137,287
Accounts receivable, net	1,387,947	55,258
Inventories, net	-	11,893,318
Prepaid expenses and other current assets	1,735,921	4,948,022
Other Receivables - Related Parties	175,536	92,457
Total current assets	3,316,429	17,126,342

Non-current assets:
Property and equipment, net	1,150	2,200
Right-of-use asset - operating lease	17,801	20,340
Intangible assets, net	-	2,201
Digital assets	49,847,670	57,024,465
Total non-current assets	49,866,621	57,049,206

Total assets	$53,183,050	$74,175,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,911,873	$1,464,144
Short term loan	-	447,164
Current portion of lease liability - operating lease	7,122	13,346
Convertible note-related party	1,614,729	1,838,041
Other payables-related party	1,968,668	211,475
Advance Received	51,458	105,653
Other current liabilities	3,108,336	22,250,590
Tax payable	2,432,118	1,314,686
Total current liabilities	12,094,304	27,645,099

Total liabilities	$12,094,304	$27,645,099

Stockholders’ equity:
89,971,288 and 9,825,704 shares of Common Stock issued and outstanding as of March 31, 2026 and September 30, 2025, respectively*	901	99
Additional paid-in capital	161,960,943	132,531,653
Accumulated deficit	(122,095,236)	(87,228,118)
Accumulated other comprehensive income	403,981	431,598
Total shareholders’ equity of the Company	40,270,589	45,735,232

Non-controlling interests	818,157	795,217
Total stockholders’ equity	41,088,746	46,530,449

Total liabilities and stockholders’ equity	$53,183,050	$74,175,548

*	On December 5, 2025, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, par value $0.00001 per share. As a result of the Reverse Stock Split, the number of issued and outstanding shares of the Company’s common stock was reduced from 196,514,084 shares to approximately 9,825,704 shares, retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Revenues, net	$3,214,991	$-	$18,983,787	$22,853
Cost of sales	(3,201,338)	-	(18,882,718)	(7,374)
Gross profit	13,653	-	101,069	15,479

Operating expenses	(1,337,791)	(752,677)	(3,417,780)	(2,270,435)
Loss from operations	(1,324,138)	(752,677)	(3,316,711)	(2,254,956)

Fair value variation	(14,131,150)	-	(31,633,746)	-
Other income	944	394,588	77,046	403,635
Loss from equity method investment		-		-
Other expense	(117)	(7,303)	(7,323)	(50,320)
Gain on disposal of subsidiary	19,824	-	19,824	-
Loss on acquisition	-	(20,164)	-	(20,164)
Interest expense, net	-	-	-	-
Net loss from continuing operations	(15,434,637)	(385,556)	(34,860,910)	(1,921,805)
Income Tax	-	-	-	-
Net loss	$(15,434,637)	$(385,556)	$(34,860,910)	$(1,921,805)

Non-controlling interest	(11,211)	-	6,208	-

Net loss attributable to CIMG Inc.	(15,423,426)	(385,556)	(34,867,118)	(1,921,805)

Basic and diluted loss per common share	(0.49)	(0.57)	(1.56)	(3.42)

Basic and diluted weighted average number of Common Stock outstanding	31,385,302	677,517	22,356,669	562,071

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Net loss attributable to CIMG Inc.	$(15,423,426)	$(385,556)

Foreign currency translation to CIMG Inc.	(13,181)	(62,517)
Total other comprehensive income net of tax to CIMG Inc.	(13,181)	(62,517)
Comprehensive loss to CIMG Inc.	$(15,436,607)	$(448,073)

	Six Months Ended	Six Months Ended
	March 31, 2026	March 31, 2025
Net loss attributable to CIMG Inc.	$(34,867,118)	$(1,921,805)

Foreign currency translation to CIMG Inc.	(28,703)	(254,555)
Total other comprehensive income net of tax to CIMG Inc.	(28,703)	(254,555)
Comprehensive loss to CIMG Inc.	$(34,895,821)	$(2,176,360)

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares*	Amount	capital	deficit	income	interests	Total

Balance September 30, 2025	9,825,704	$99	$132,531,653	$(87,228,118)	$431,598	$795,217	$46,530,449
Common Stock issued for cash	416,667	4	1,999,996	-	-	-	2,000,000
Common Stock compensation	363,970	4	1,163,972	-	-	-	1,163,976
Issued private placement	3,595,000	36	16,177,464	-	-	-	16,177,500
Issued warrants	1,282,051	13	10,088,603	-	-	-	10,088,616
Other comprehensive income	-	-	-	-	(15,522)	(1,566)	(17,088)
Net loss	-	-	-	(19,443,692)	-	17,419	(19,426,273)
Balance December 31, 2025	15,483,392	$156	$161,961,688	$(106,671,810)	$416,076	$811,070	$56,517,180

Restricted stock award	74,487,896	745	(745)	-	-	-	-
Disposal of subsidiary	-	-	-	-	1,086	20,123	21,209
Other comprehensive income	-	-	-	-	(13,181)	(1,825)	(15,006)
Net loss	-	-	-	(15,423,426)		(11,211)	(15,434,637)
Balance March 31, 2026	89,971,288	$901	$161,960,943	$(122,095,236)	$403,981	$818,157	$41,088,746

	Common Stock		Additional paid-in	Subscription	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	capital	receivable	deficit	income	interests	Total

Balance September 30, 2024	248,912	$2	$81,260,653	-	$(82,344,722)	$433,399	-	$(650,668)
Common Stock issued for cash	69,841	1	1,382,843	-	-	-	-	1,382,844
Common stock compensation	40,000	0	523,680	-	-	-	-	523,680
Issued private placement	175,438	2	1,999,998	-	-	-	-	2,000,000
Issued warrants	2,799	-	1	-	-	-	-	1
Other comprehensive loss	-	-	-	-	-	(192,038)	-	(192,038)
Net loss	-	-	-	-	(1,536,249)	-	-	(1,536,249)

Balance December 31, 2024	536,990	$5	$85,167,175	-	$(83,880,971)	$241,361	-	$1,527,570

Common Stock issued for cash	972,881	10	9,999,990	(438,701)	-	-	-	9,561,299
Other comprehensive loss	-	-	-	-	-	(62,517)	-	(62,517)
Net loss	-	-	-	-	(385,556)	-	-	(385,556)
Non-controlling interests	-	-	-	-	-	-	(19,374)	(19,374)
Balance March 31, 2025	1,509,871	15	95,167,165	(438,701)	(84,266,527)	178,844	(19,374)	10,621,422

*	Retroactively adjusted to reflect the Reverse Stock Split.

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	March 31, 2026	March 31, 2025
Operating activities:
Net loss	$(34,860,910)	$(1,921,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value variation	31,633,746	-
Gain on disposal of subsidiary	(19,824)	-
Depreciation and amortization	3,346	15,444
Noncash lease expense	22,266	83,300
Common Stock compensation	1,163,976	523,680
Loss on acquisition	-	20,164
Bad debt losses	1,891	-
Change in operating assets and liabilities:
Accounts receivable	(1,334,580)	(71,034)
Inventories	11,893,318	(8,147,696)
Prepaid expenses and other current assets	3,212,101	206,027
Other receivables - related party	(83,079)	-
Digital assets	(24,456,951)	-
Accounts payable	1,447,730	(783,038)
Other payables-related party	1,757,193	-
Accrued Interest	25,929	-
Lease liability - operating lease	27,196	(86,388)
Accrued expenses and other current liabilities	(562,381)	(132,988)
Net cash used in operating activities	(10,129,033)	(10,294,334)

Investing activities:
Proceeds from disposal of equipment	-	10,736
Cash received from the acquisition of subsidiaries	-	2,031
Cash decrease from disposal of subsidiary	(160)	-
Net cash used in investing activities	(160)	12,767

Financing activities:
Repayment from loans	-	(1,486,995)
Proceeds from issuance of convertible notes	1,600,000	-
Proceeds from private placement	-	2,000,000
Proceeds from issuance of Common Stock, exercise of stock options	8,453,075	9,561,299
Net cash provided by financing activities	10,053,075	10,074,304

Effect of foreign exchange on cash	(44,144)	(254,555)

Net change in cash	(120,262)	(461,818)

Cash, beginning of period	137,287	464,222
Cash, end of period	$17,025	2,404

Supplemental disclosure of cash flow information:
Cash paid for interest	-	$-
Cash paid for taxes	-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2026

1. ORGANIZATION

CIMG Inc. (the “Company”) is incorporated in the State of Nevada. The Company’s Common Stock commenced trading on the Nasdaq Capital Market in June 2020 under the symbol “NUZE.” The Company was formerly known as NuZee, Inc., with the ticker symbol “NUZE”, and changed its corporate name to “CIMG Inc.” and its ticker symbol to “IMG” in October 2024. Following Nasdaq’s delisting determination in March 2026, trading of the Company’s Common Stock on Nasdaq was suspended, and the Company’s Common Stock is currently quoted on the OTC Markets under the ticker symbol “CIMG.”

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

On March 21, 2025, Beijing Zhongyan established a wholly owned subsidiary, Henan Zhongyan Shangyue Technology Co., Ltd. (“Henan Zhongyan”).

On March 27, 2025, Beijing Zhongyan entered into a Business Cooperation Intent Agreement (the “Agreement”) with Xilin Online (Beijing) E-commerce Co., Ltd (“Beijing Xilin”). Pursuant to the Agreement, certain shareholders of Beijing Xilin intend to transfer an aggregate of 51% of their equity interest in Beijing Xilin to Beijing Zhongyan. On March 31, 2025, the Company completed its acquisition of Beijing Xilin, along with the necessary business registration updates in China. On March 11, 2026, the Company entered into a termination agreement with the original shareholders of Beijing Xilin, pursuant to which the Company’s 51% equity interest in Beijing Xilin was transferred back to the original shareholders at no consideration, effective upon the termination of the original investment agreement.

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

On December 8, 2025, Beijing Zhongyan established a wholly owned subsidiary, Shenzhen Zhixi Yunjie Technology Co., Ltd. (“Zhixi Yunjie”).

On February 4, 2026, Beijing Xinmiao established a wholly-owned subsidiary, Foshan Dingyue Technology Co., Ltd (“Dingyue”).

On February 5, 2026, Beijing Zhongyan established a wholly-owned subsidiary, Foshan Lintai Technology Co., Ltd (“Lintai”).

On March 12, 2026, the Company, through DZR Tech, completed its acquisition of 100% of the equity interests in Daren Business Technology Limited (“Daren”). As a result, Daren became a wholly owned subsidiary of DZR Tech and an indirect wholly owned subsidiary of the Company.

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

2.5 GOING CONCERN AND CAPITAL CONSIDERATIONS

The Company has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2026, the Company had cash of $17,025 and negative working capital of $8,777,875. The Company expects that it will need to raise additional capital immediately to continue funding its operations. There can be no assurance that such financing will be available on acceptable terms, or at all.

As of March 31, 2026, the Company held 730 Bitcoin with a carrying amount of $49,847,670. While these digital assets may be monetized, their value is subject to significant market volatility, and they do not represent committed or assured sources of financing.

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

2.8 CASH AND CASH EQUIVALENTS

The Company considers cash on hand and demand deposits to be cash. Highly liquid investments with original maturities of three months or less at the date of purchase are considered cash equivalents, provided such investments are readily convertible to known amounts of cash and are subject to insignificant risk of changes in value. The Company did not hold any cash equivalents as of March 31,2026 and September 30,2025.

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

For the six months ended March 31, 2026 and 2025, the Company did not record any material sales allowances related to estimated product returns or chargebacks.

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

During the six months ended March 31, 2026, the Company issued an aggregate of 363,970 shares of Common Stock under the 2025 Equity Incentive Plan.

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

3. CONCENTRATION AND RISKS

3.1 FOREIGN CURRENCY EXCHANGE RATE RISK

The Company’s operating transactions are mainly denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes by the central government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by law to be transacted only through authorized financial institutions at exchange rates set by the People’s Bank of China (the “PBOC”). Remittances in currencies other than RMB by the Company in the PRC must be processed through PBOC or other PRC foreign exchange regulatory bodies which require certain supporting documents in order to effect the remittances. As of March 31, 2026 and September 30, 2025, the Company’s cash and cash equivalents denominated in RMB were RMB 74,120 (approximately $10,722), and RMB 576,318 (approximately $80,950), respectively, accounting for 62.98% and 58.96% of the Company’s total cash and cash equivalents.

3.2 CONCENTRATION OF CREDIT RISK

The Company’s credit risk arises primarily from cash and cash equivalents, accounts receivable, other receivables from related parties, and other receivables included in prepaid expenses and other current assets. The carrying amounts of these financial instruments represent the Company’s maximum exposure to credit risk.

As of March 31, 2026, 78% of the Company’s cash and cash equivalents were held by major financial institutions located in China and Hong Kong; the remaining 22% was held by financial institutions located in the United States. The Company believes that these financial institutions located in China, Hong Kong, and the United States are of high credit quality. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. As of March 31, 2026, the Company had no cash balances at financial institutions in the United States in excess of the Federal Deposit Insurance Corporation limit.

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

3.3 CONCENTRATION OF CUSTOMERS AND SUPPLIERS

For the six months ended March 31, 2026 and 2025, revenue was primarily derived from major customers disclosed below.

Six months ended March 31, 2026:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer ZNF	$12,118,011	63.83%	-	-

Six months ended March 31, 2025:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer LXM	$13,524	59%	$-	-

For the six months ended March 31, 2026 and 2025, inventory purchases, including purchases related to the Company’s trading of goods, were primarily made from the major suppliers disclosed below.

Six months ended March 31, 2026:

Supplier Name	Purchases Amount	% of Total Purchases
Supplier YKZS	$1,169,649	17.30%
Supplier ACJN	1,145,888	16.94%
Supplier TTY	1,092,646	16.16%

Six months ended March 31, 2025:

Supplier Name	Purchases Amount	% of Total Purchases
Supplier YKYM	$8,311,593	100%

4. NOTES TO THE CONSOLIDATED IN FINANCIAL STATEMENTS

4.1 ACCOUNTS RECEIVABLE, NET

As of March 31,2026, the Company had gross accounts receivable of $1,387,947 ,net of an allowance for credit losses of $82.

As of September 30,2025, the Company’s accounts receivable totaled $55,258, net of an allowance for credit losses of $2,107.

	March 31, 2026	September 30, 2025
Accounts receivable	$1,388,029	$57,365
Less: allowance for credit losses	(82)	(2,107)
Accounts receivable, net	1,387,947	55,258

The movements in the allowance for credit losses are as follows:

	March 31, 2026	September 30, 2025
Balance at beginning of the year	$(2,107)	$(3,450,141)
Additions	(82)	(2,098)
Foreign currency translation	306	(9)
Write-offs	1,801	3,450,141
Balance at end of the year	(82)	(2,107)

4.2 INVENTORIES, NET

Inventories, net consisted of the following:

	March 31, 2026	September 30, 2025
Raw materials	$-	$12,799,608
Finished goods	-	154
Total inventories, gross	-	12,799,762
Less: inventory write-down	-	(906,444)
Inventories, net	-	11,893,318

The movements in the inventories write-down were as follows:

	March 31, 2026	September 30, 2025
Balance at beginning of the year	$(906,444)	$(815,498)
Additions	-	(902,776)
Foreign currency translation	203,695	(3,668)
Write-offs	702,749	815,498
Balance at end of the year	-	(906,444)

4.3 PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31,2026 and September 30, 2025 were comprised of the following:

	March 31, 2026	September 30, 2025
Prepaid expenses	$286,585	$291,445
VAT input tax to be deducted	76,766	-
Prepaid tax(1)	1,304,747	1,286,205
Advances to suppliers(2)	49,184	1,458,569
Deferred equity issuance cost	-	1,797,500
Other current assets	18,639	114,303
Total	1,735,921	4,948,022

(1)	Prepaid tax represents input value-added tax (“VAT”) paid in advance for which the related VAT invoices had not yet been received as of the reporting date. Subsequent to period end, the Company received a portion of the outstanding invoices, and management expects to obtain the remaining invoices within six months. Accordingly, management believes the prepaid tax balance is fully recoverable.

(2)	As of March 31, 2026, the total amount paid to suppliers was $335,769, of which $286,064 represented advances to Beijing Yingtian Huyu Technology Co., Ltd. The Company is currently evaluating the SaaS live-streaming system of Beijing Yingtian Huyu Technology Co., Ltd., and the implementation plan for any subsequent advances is expected to be determined in 2026.

4.4 PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Machinery & Equipment	$18,300	$30,910
Vehicles	-	-
Gross property and equipment	18,300	30,910
Less: accumulated depreciation	(17,150)	(28,710)
Less: reclassification to assets held for sale	-	-
Less: disposal of property and equipment	-	-
Net property and equipment	1,150	2,200

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

4.5.1 LEASES WITH RECOGNIZED ROU ASSETS AND LEASE LIABILITIES

Tuen Mun, Hong Kong – Office Space

The Company leases office space on San On Street, Tuen Mun, Hong Kong, under a lease term from December 18, 2024 to December 17, 2026, at a monthly rent of RMB 4,167 (approximately $603). As this lease represents a continuation and renewal of an existing lease and the combined non-cancellable term exceeds 12 months, the Company recognized right-of-use asset and lease liabilities for the lease as a single arrangement.

Wuxi, China – Office Space

Effective March 19, 2025, the Company entered into a lease for office space located at 83-102 and 83-103, Xishuidongcheng, Liangxi District, Wuxi, China. The lease requires annual rental payments of RMB 100,000 (approximately $14,466) and expires on March 18, 2027. Because the lease term exceeds 12 months, the Company recognized a right-of-use asset and corresponding lease liabilities related to this lease as of March 31, 2026.

4.5.2 SHORT TERM LEASES AND LOW VALUE LEASES

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

Henan, China – Office Space

The Company leases office space in Henan, China, with annual lease payments of approximately RMB 98,280 (approximately $14,217), payable in monthly installments of RMB 8,190 (approximately $1,185). The lease expires on August 14, 2026. Because the remaining lease term as of March 31, 2026 was less than 12 months, the Company elected the short-term lease practical expedient and did not recognize a right-of-use asset or lease liability related to this lease.

Henan, China – Warehouse Space

The Company leases warehouse space in Henan, China, with annual lease payments of approximately RMB 24,000 (approximately $3,472), payable in quarterly installments of RMB 6,000 (approximately $868). The lease expires on February 9, 2027.

Foshan, China – Office Space

The Company leases office space located at Room 904 (No.946), Building 3, No. 17 Jihua 6th Road, Zumiao Street, Chancheng District, Foshan, with a contractual lease term from January 20, 2026 to March 31, 2028, which includes a rent-free period from January 20, 2026 to January 31, 2026. The monthly rent is RMB 500 (approximately $72.33). As of June 30, 2026, the Company will not renew the lease upon expiration. Due to the low value of the underlying asset, the Company elected the low-value asset lease practical expedient and did not recognize a right-of-use asset or lease liability related to this lease. For six months ended March 31, 2026, the operating expenses recognized for the period amount to RMB 1,500 (approximately $217).

The Company leases office space located at Room 904 (No.947), Building 3, No. 17 Jihua 6th Road, Zumiao Street, Chancheng District, Foshan, with a contractual lease term from January 20, 2026 to March 31, 2028, which includes a rent-free period from January 20, 2026 to January 31, 2026. The monthly rent is RMB 500 (approximately $72.33). As of June 30, 2026, the Company will not renew the lease upon expiration. Due to the low value of the underlying asset, the Company elected the low-value asset lease practical expedient and did not recognize a right-of-use asset or lease liability related to this lease. For six months ended March 31, 2026, the operating expenses recognized for the period amount to RMB 1,500 (approximately $217).

As of March 31,2026, the Company’s operating leases had a weighted-average remaining lease term of one year and a weighted-average discount rate of 3%. Other information related to the Company’s operating leases is as follows:

Right-of-Use Assets	Amount
ROU asset – September 30, 2025	$20,340
ROU assets added during the year	28,272
Amortization during the period	(30,811)
ROU asset – March 31,2026	$17,801

Lease Liabilities	Amount
Lease liability – September 30, 2025	$13,346
Lease liability added during the year	7,122
Reduction during the period	(13,346)
Lease liability – March 31,2026	$7,122

Lease Liabilities by Maturity	Amount
Lease Liability – Short-Term	$7,122
Lease Liability – Long-Term
Lease Liability – Total	$7,122

The following table summarizes the Company’s operating lease cost, short-term lease cost, and related cash flow information for the six months ended March 31,2026:

Operating lease expenses	$30,811
Short-term lease expenses	7,976
Cash paid for amounts included in the measurement of lease liabilities	26,525
Lease amortization	30,811
Interest portion	654

4.6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets as of March 31, 2026:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$140,000	$(140,000)	$-
Software	34,003	(34,003)	-
Total	174,003	(174,003)	-

The following table summarizes the Company’s intangible assets as of September 30, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks	$140,000	$(140,000)	$-
Software	33,016	(30,815)	2,201
Total	173,016	(170,815)	2,201

The trademarks have been fully amortized using the accelerated amortization method as of September 30, 2025. Amortization expense for intangible assets with finite useful lives was $2,267 and $15,000 for the six months ended March 31, 2026 and 2025, respectively.

4.7 DIGITAL ASSETS

The Company’s digital assets consist solely of Bitcoin. Digital assets are measured at fair value, with changes in fair value recognized in earnings for each reporting period. As of March 31, 2026, the Company held 730 bitcoins, with a total value of $49,847,670.

The following table is a summary of the Company’s Bitcoin activities as of March 31, 2026:

Amount
Beginning balance as of September 30, 2025	$57,024,465
Increase in digital assets - Bitcoin	24,456,951
Decrease in digital assets - Bitcoin	-
Net change in fair value	(31,633,746)
Ending balance as of March 31,2026	$49,847,670

4.8 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2026 and September 30, 2025 were as follows:

	March 31, 2026	September 30, 2025
Accounts payable	$1,770,730	$429,322
Accrued expenses	1,141,143	1,034,822
Total	2,911,873	1,464,144

Accounts payable

As of March 31, 2026, accounts payable totaled $1,770,730, comprising $353,256 of legacy payables incurred under previous management and $1,417,474 of payables arising from procurement activities.

Accrued expenses

As of March 31, 2026, accrued expenses totaled $1,141,143, primarily comprising accrued expenses related to Nuzee single-serving coffee and DRIPKIT products of $756,620 and employee compensation payable of $384,523.

The accrued expenses related to Nuzee single-serving coffee and DRIPKIT products primarily represent legacy expenses incurred under previous management and are treated in a manner consistent with other legacy accounts payable balances. These amounts continue to be recognized as accrued expenses as management is in the process of reviewing and resolving the related obligations in the ordinary course of business, and such balances remained payable as of March 31, 2026.

4.9 CONVERTIBLE NOTES

As of March 31, 2026 and September 30, 2025, the Company had outstanding unconverted convertible notes of approximately $1,614,729 and $1,838,041, respectively.

For the six months ended March 31,2026, $1,838,041 worth of convertible notes were converted into share of the Company’s Common Stock.

(a) Non-related party convertible notes

	March 31, 2026	September 30, 2025
Beginning balance	$-	$1,063,624
Issuance of convertible notes	-	10,144,186
Fair value adjustment	-	-
Conversion to Common Stock	-	(11,207,810)
Ending balance	-	-

All non-related party convertible notes outstanding as of March 31,2026 were fully converted into shares of the Company’s Common Stock on October 31, 2025.

(b) Related party convertible notes

	March 31, 2026	September 30, 2025
Beginning balance	$1,838,041	$319,220
Issuance of convertible notes	1,614,729	3,693,041
Fair value adjustment	-	-
Conversion to Common Stock	(1,838,041)	(2,174,220)
Ending balance	1,614,729	1,838,041

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

February 11, 2026: The Company entered into a convertible note and warrant purchase agreement with certain non-U.S. investors providing for the private placement of convertible promissory notes in the aggregate principal amount of $5,000,000 and warrants to purchase the Company’s shares of Common Stock in reliance on the registration exemptions of Regulation S. The Notes were issuable in two tranches, consisting of (i) an initial tranche in the aggregate principal amount of $1,600,000 and (ii) a second tranche in the aggregate principal amount of $3,400,000. The Notes bear interest at an annual rate of 7% and have a maturity date of August 12, 2027. On February 13, 2026, the Company completed the initial closing and issued Notes in the aggregate principal amount of $1,600,000 to these investors.

On March 21, 2026, in light of the Company’s delisting from The Nasdaq Stock Market LLC on March 6, 2026 and its current quotation on the OTC market, the Company entered into an Amended and Restated Convertible Note and Warrant Purchase Agreement with the investors, which amended and restated the February 11, 2026 purchase agreement. The parties acknowledged that only one closing occurred under the original agreement, namely the initial closing on February 13, 2026, and that no other closings shall occur. In connection with the amendment, the Company issued amendments to the original notes and amended and restated warrants to the investors. The amended notes provide that they are not convertible prior to stockholder approval and that the conversion price is subject to a floor price of $0.10 per share. The amended and restated warrants become exercisable only upon stockholder approval and may be exercised for cash only at an exercise price of $0.015 per share. The Company also agreed to file a registration statement on Form S-1 covering the resale of the shares issuable upon conversion of the amended notes and exercise of the amended and restated warrants.

The convertible notes were measured at fair value, with changes in fair value recognized in fair value variation in the consolidated statements of operations.

4.10 OTHER CURRENT LIABILITIES

As of March 31, 2026 and September 30, 2025, other current liabilities amounted to $3,108,336 and $22,250,590, respectively.

Other current liabilities consisted of the following:

	March 31, 2026	September 30, 2025
Advances received for equity subscriptions(1)	$159,657	$18,134,657
Provision for liabilities related to directors’ litigation(2)	222,062	222,062
Professional service fees payable – Bitcoin transaction(3)	2,089,798	3,663,269
Others	636,819	230,602
Total	3,108,336	22,250,590

(1)	Advances received for equity subscriptions

Advance receipts for equity subscriptions are as follows: $129,662.80 for a share subscription by Mr. Sooncha Kim, $29,994.20 for a share subscription by Mr. Kenji Hashimoto.

(2)	Provision for liabilities related to directors’ litigation

The provision for liabilities related to directors’ litigation of $222,062 represents management’s estimate of costs associated with ongoing legal proceedings involving certain directors as of March 31, 2026.

(3)	Professional service fees payable – Bitcoin transaction

The professional service fees payable of $2,089,798 relate to a financial advisory services agreement executed on July 1, 2025, between the Company and Sunflower Tech Limited, in connection with a Bitcoin-related asset transaction with a total transaction value of $55.0 million. Under the agreement, the advisory fee is calculated at 10% of the transaction value, amounting to $5.5 million. As of March 31, 2026 and September 30, 2025, the remaining payable balances of the Company were $2,089,798 and $3,663,269 respectively.

4.11 TAX PAYABLE

As of March 31, 2026 and September 30, 2025, taxes payable amounted to $2,432,118 and $1,314,686, respectively.

	March 31, 2026	September 30, 2025
Accrued sales taxes payable	$2,430,633	$1,311,578
Other tax payable	1,485	3,108
Total	2,432,118	1,314,686

4.12 OPERATING EXPENSES

For the six months ended March 31, 2026, the operating expenses were $3,417,780. This mainly included personnel costs of $1,347,033, sales and marketing expenses of $88,303, depreciation and amortization of $22,920, professional fees (including legal, audit, and consulting services) of $1,766,863, travel expenses of $85,586, office expenses of $71,794, bad debt loss of 1,891 and other operating expenses of $33,390.

For the six months ended March 31, 2025, the operating expenses were $2,270,435. This mainly includes personnel costs of $712,008, sales and marketing expenses of $46,152, depreciation and amortization of $100,924, professional services such as lawyers, auditors and consultants of $1,248,215, travel expenses of $72,947, office expenses of $52,480 and other expenses of $37,710.

4.13 OTHER INCOME

For the six months ended March 31, 2026, other income was $77,046, mainly derived from other business revenues.

For the six months ended March 31, 2025, the other income was $403,635. It is mainly because of the settlement and forgiveness of account payable.

4.14 OTHER EXPENSES

For the six months ended March 31, 2026, other expense was $7,323, primarily attributable to the cost expenditures corresponding to other income and other factors.

For the six months ended March 31, 2025, other expense totaled $50,320, primarily included financing expense and other factors.

4.15 INCOME TAX

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. No asset or liability for unrecognized tax benefits was recorded as of March 31, 2026 or September 30, 2025.

United States

CIMG Inc. and Wewin are incorporated in the United States and are subject to U.S. federal corporate income tax at a statutory rate of 21%. For the six months ended March 31, 2026, these entities did not generate taxable income; accordingly, no provision for U.S. federal income tax was recorded.

Hong Kong

DZR Tech Limited is incorporated in Hong Kong and is subject to Hong Kong Profits Tax under the two-tiered profits tax rates regime, whereby the first HK$2 million of assessable profits are taxed at 8.25%, and profits in excess of HK$2 million are taxed at 16.5%. DZR Tech Limited did not generate taxable income for the six months ended March 31,2026, and therefore no provision for Hong Kong profits tax was recorded.

People’s Republic of China

Beijing Zhongyan, Henan Zhongyan, Nuanyou, Beijing Xinmiao, Zhimeng, Zhutai, Shanghai Huomao, Beijing Xilin, Foshan Lintai and Foshan Dingyue are incorporated in the People’s Republic of China and are subject to enterprise income tax at a statutory rate of 25%. For small and low-profit enterprises, taxable income is calculated at a reduced rate of 25%, and the corporate income tax policy is paid at a rate of 20%. All entities did not generate taxable income for the six months ended March 31, 2026, accordingly, no provision for PRC enterprise income tax was recognized.

Schedule of Income Tax Expense (Benefit)

Six months ended March 31, 2026
Current income tax expense	$-
Deferred income tax expense	-
Total income tax expense	-

Reconciliation of Statutory Tax Benefit to Income Tax Expense	(34,880,734)
Tax benefit at statutory U.S. federal rate (21%)	$(7,326,257)
Effect of different tax rates applicable to subsidiaries	28,831
Effect of unrecognized deductible temporary differences	(6,643,087)
Effect of tax loss carryforwards	13,940,513
Income tax expense	$-

5. GEOGRAPHIC CONCENTRATIONS

The Company is organized based on fundamentally three business segments although it does sell its products on a world-wide basis. The Company is organized in two geographical segments. The Company jointly produces and sells its products in North America and China. Information about the Company’s geographic operations for the six months ended March 31, 2026 and 2025 are as follows:

Geographic Concentration:

Net Revenue:	Six months ended March 31, 2026	Six months ended March 31, 2025
P.R.C.	$18,983,787	$22,853

Property and equipment, net:	March 31, 2026	September 30, 2025
P.R.C.	$1,150	$2,200

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

As of March 31, 2026, the Company currently has the following reportable segments: Homology of Medicine and Food Series, Computing Power Product Series, Maca Product Series and others.

	Six months ended March 31, 2026
	Business Line			Others
	Homology of Medicine and Food	Computing Power Product	Maca Product	Unallocated Headquarter
	Series	Series	Series	Costs	Total
Revenues, net	$1,855,618	$5,010,158	$12,118,011	$-	$18,983,787
Cost of revenue	(1,830,086)	(4,933,945)	(12,118,589)	(98)	(18,882,718)
Gross profit	25,532	76,213	(578)	(98)	101,069

Operating expenses	(47,537)	(86,256)	(270,238)	(3,013,749)	(3,417,780)
Loss from operations	(22,005)	(10,043)	(270,816)	(3,013,847)	(3,316,711)

Fair value variation	-	-	-	(31,633,746)	(31,633,746)
Gain on disposal of subsidiary	-	-	-	19,824	19,824
Other income	155	178	1,654	75,059	77,046
Other expense	(8)	(13)	(90)	(7,212)	(7,323)
Segment Loss	$(21,858)	(9,878)	(269,252)	(34,559,922)	(34,860,910)

7. RELATED PARTY BALANCES AND TRANSACTIONS

As of March 31, 2026, the Company had the following major related party transactions:

Name of related parties	Relationship with Company
Wanhai Liu	Shareholder of Xilin Online (Beijing) E-commerce Co., Ltd
Tianyong Lv	Manager of Xilin Online (Beijing) E-commerce Co., Ltd
Shengqing Li	Manager of Shenzhen Zhimeng Qiyang Technology Co., Ltd.
Hongfang Xie	Shareholder of Shanghai Huomao Cultural Development Co., Ltd.
Wenlong Tong	President of CIMG Inc.
Wenwen Yu	Director of Wewin Technology LLC
Yujie Liu	The shareholders of CIMG
Yanli Hou	Director of CIMG Inc.

(a) Significant transactions with related parties

Name of related parties	Related party transactions	Six months ended March 31, 2026
Shengqing Li	Loan advanced to Shenzhen Zhimeng Qiyang Technology Co., Ltd.	$9,890
Hongfang Xie	Loan advanced to Shanghai Huomao Cultural Development Co., Ltd.	9,043
Hongfang Xie	Loan advanced to Guizhou Zhutai Huomao Liquor Industry Co., Ltd.	4,593
Wenwen Yu	Loan advanced to CIMG Inc.	15,000
Wenlong Tong	Loan advanced from Zhongyan Shangyue Technology Co., Ltd	18,661
Wenwen Yu	Loan advanced from Wewin Technology LLC.	(66,207)

Nature of Related Party Transactions

As of March 31, 2026, the Company and its subsidiaries entered into certain transactions with related parties in the ordinary course of business. These transactions primarily consisted of advances made by related parties to settle operating and administrative expenses on behalf of the Company’s subsidiaries, as well as financing arrangements entered into with related parties.

Except as otherwise disclosed, all advances from or to related parties were unsecured, non-interest bearing, and had no fixed repayment terms. Management believes that the terms of these transactions are not materially different from those that could have been obtained from independent third parties under similar circumstances.

(b) Balances with related parties

March 31, 2026
Wenwen Yu	$140,001
Yanli Hou	35,535
Total amounts due from related parties	175,536

Shengqing Li	$195,656
Hongfang Xie	14,329
Wenwen Yu	15,000
Yujie Liu	99,385
Dada Business Trading Co., Limited	651,103
YY Tech Inc.	217,018
Wenlong Tong	149
Yanli Hou	591
Xujia Liu	60,000
VMADE CO.,LIMITED	225,000
DYT INFO PTE. LTD.	220,000
RR Digital Tech Ltd.	37,000
Joyer investment Limited	233,437
Total amounts due to related parties	1,968,668

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

(1) For the six months ended March 31, 2026, the Common Stock issued for cash was as follows:

Date	Transaction type	Description	Shares issued	Cash/consideration ($)

August 21, 2025	Convertible Note Purchase Agreement (From 8-K filed August 26, 2025, Form 8-K filed on November 12, 2025)	On August 21, 2025, the Company entered into a $4,000,000 convertible bond purchase agreement with certain non-U.S. investors. The notes are convertible into shares of the Company’s Common Stock at a conversion price of $0.24 per share. On September 9, 2025, the Company issued 8,333,333 shares to these investors. On October 30, 2025, the Company issued the remaining 8,333,333 shares to these investors.	8,333,333	$2,000,000
		Total (Pre-Reverse Stock Split)	8,333,333	2,000,000
		Total (Post-Reverse Stock Split)	416,667	2,000,000

(2) For the six months ended March 31, 2026, the issuance of Common Stock due to the Common Stock compensation was as follows:

Date	Transaction type	Description	Shares issued	Cash/consideration ($)

November 21, 2025.	2025 Equity Incentive Plan (From S-8 filed November 21, 2025)	Issued under the Company’s Registration Statement on Form S-8, which registers (i) 7,279,400 shares of the Company’s Common Stock issuable under the Company’s 2025 Equity Incentive Plan (the “2025 Plan”), and (ii) 38,000,000 shares of Common Stock issuable under the Company’s 2026 Equity Incentive Plan (the “2026 Plan”).	7,279,400	1,163,976
		Total (Pre-Reverse Stock Split)	7,279,400	1,163,976
		Total (Post-Reverse Stock Split)	363,970	1,163,976

(3) For the six months ended March 31, 2026, the issuance of Common Stock due to the private placement was as follows:

Date	Transaction type	Description	Shares issued	Cash/consideration ($)

August 25, 2025*	Securities Purchase Agreement (Form 8-K filed on August 27, 2025, Form 8-K/A filed on September 2, 2025)

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

Grants to Independent Directors

No restricted stock awards were granted to the Company’s independent board members during the six months ended March 31, 2026.

Forfeiture of Restricted Shares

For the six months ended March 31, 2026, no restricted stock awards were forfeited.

Common Stock Issued for Services

The Company did not issue any shares of Common Stock in exchange for services during the six months ended March 31, 2026.

Exercise of Stock Options

No stock options were exercised during the six months ended March 31, 2026.

9. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

During the six months ended March 31, 2026 and 2025, the Company granted no new stock options.

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

On January 16, 2025 and January 17, 2025, the Company issued an aggregate of 1,282,051 warrants to purchase Common Stock at an exercise price of $7.80 per share. These warrants had a contractual term of two years and were fully exercised on October 29, 2025.

The following table summarizes warrant activity for the six months ended March 31, 2026:

(Retroactively adjusted for Reverse Stock Split)

	Number of Shares Issuable	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2025	1,289,937	$26.19	1.29	$-
Issued	-	-	-	-
Exercised	1,282,051	7.80	-	-
Expired	6,298	-	-	-
Outstanding as of March 31,2026	1,588	$1,125.15	1.37	-
Exercisable as of March 31,2026	1,588	$1,125.15	1.37	$-

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

10. CONTINGENCIES

The Kim Litigation

On October 3, 2024, Mr. Sooncha Kim filed a complaint against the Company in the Southern District of New York, (Case No. 1:24-cv-7485) (the “Kim Complaint”). The Kim Complaint alleges that the Company breached a Convertible Note and Warrant Purchase Agreement, dated June 6, 2024, between the Company and Mr. Kim, by, among other things, failing to deliver the registration rights agreement, excluding Mr. Kim from the S-1 registration statement, delaying conversion of Mr. Kim’s notes, undertaking steps to dilute Mr. Kim’s shares, failing to honor Mr. Kim’s 50% participation right in any subsequent financing and failing to appoint a designated director, as set forth in the parties’ agreement. Mr. Kim seeks specific performance of the Convertible Note and Warrant Purchase Agreement, and monetary damages in the amount of $1,041,216, plus applicable interest. The Company filed its answer to the Complaint on December 3, 2024. On January 7, 2025, Mr. Kim filed a motion seeking a preliminary injunction against the Company (the “Motion”). The Company opposed the Motion on January 22, 2025, and on February 13, 2025, the Court denied Mr. Kim’s Motion. As of March 31, 2026, discovery in the case is ongoing, and no trial date has been set.

The Ex-Directors Lawsuit

On March 10, 2025, the following former directors of the Company, Kevin J. Connor, Chris J. Jones, Nobuki Kurita, and David Robson (collectively, the “Ex-Directors”), filed a complaint against the Company in the Superior Court of California, County of San Diego (Case No. 25CU012922N) (the “Ex-Directors Complaint”). The Ex-Directors Complaint alleges the Company failed to pay directors’ fees and expenses from the last quarter the fiscal year ended September 30, 2023 through the first two quarters of the fiscal year ended September 30, 2024, and is claiming breach of contract, quantum meruit, unjust enrichment, promissory estoppel, breach of the implied covenant of good faith and fair dealing, and unfair business practices. On August 22, 2025, a judgment by default was entered against the Company in the amount of $58,920.34. Counsel for Plaintiffs/Judgment Creditors, Kevin J. Connor, J. Chris Jones, Nobuki Kurita, and David Robson (collectively, “Plaintiffs”) subsequently filed a motion with the court to amend the total amount of the judgment. On November 21, 2025, the Court entered an order amending the judgment nunc pro tunc, increasing the aggregate awards to all Plaintiffs to $222,062.28, including the prejudgment interest and costs. As the underlying condition existed as of the reporting date, this event represents an adjusting subsequent event, and the related liability has been recognized in Note 4.10 to the financial statements.

11. SUBSEQUENT EVENTS

Approval of the securities purchase agreement by and between the Company and High West Partners LLC

On April 10, 2026, the Company’s board of directors approved, and on April 14, 2026, the Company’s majority stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635(d), the entry into a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and between the Company and High West Partners LLC (the “Investor”), pursuant to which, upon execution, the Company may, from time to time and in its sole discretion, direct the Investor to purchase shares of the Company’s Common Stock, in an aggregate amount of up to $3,400,000 (the “Purchase Shares”), at a purchase price equal to (i) 90% of the lowest traded price of the common stock on the applicable purchase date or (ii) 85% of the lowest volume weighted average price (VWAP) of the Common Stock during the applicable pricing period, subject to a minimum price of $0.01 per share, and including the issuance of commitment shares having an aggregate value of $200,000, with a maximum of 340,000,000 shares of common stock issuable thereunder, and with such shares being issuable at a discount to the market price of the Common Stock.

Primary offering and resale prospectus

The Company filed a registration statement on Form S-1 (File No. 333-294624), as amended, with the SEC on April 28, 2026, which contains disclosure that will be circulated as two separate prospectuses: (i) Primary Offering Prospectus: A prospectus to be used in connection with the offering by the Company of up to 900,000,000 units (the “Units”), each consisting of one share of the Company’s Common Stock, par value $0.00001 per share, and one warrant to purchase one share of Common Stock, and (ii) Resale Prospectus: A prospectus to be used in connection with the offer and sale, from time to time, by certain stockholders named in the Resale Prospectus of up to 43,000,000 shares of Common Stock, at prevailing market prices, prices related to prevailing market prices, or privately negotiated prices.

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

(ii) The Homology of Medicine and Food Series

In the fourth quarter of 2025, we expanded our product offerings in Asia to include The Homology of Medicine and Food Series, including Huomao-branded products, exosome eye drops, and other health and wellness products. We expanded our sales channels and diversified our product portfolio through the acquisition of subsidiaries, enabling us to offer Asian customers a broader range of health and wellness products. For example, we acquired Shanghai Huomao, which provided us with Huomao-branded products such as Huomao liquor. The Homology of Medicine and Food Series is guided by traditional Chinese medicine theory, incorporates modern nutritional principles to identify the functional attributes of certain foods and food-derived ingredients. We do not offer medical products or provide medical advice; rather, we are committed to providing healthier and more suitable health and wellness products for Asian customers.

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

On March 4, 2026, the Company received a written notice from Nasdaq that the Panel had determined to delist the Company’s Common Stock from The Nasdaq Stock Market due to the Company’s failures to comply with Nasdaq Listing Rules 5550(a)(2), 5250(c)(1), 5550(b)(1), and 5620(a). Trading in the Company’s Common Stock was suspended at the open of trading on March 6, 2026. The Company has appealed the Panel’s decision to request that the Nasdaq Listing and Hearing Review Council review the Panel’s decision. There can be no assurance that any such appeal will be successful. If the appeal is unsuccessful, Nasdaq is expected to file a Form 25 with the SEC to remove the Company’s Common Stock from listing and registration on The Nasdaq Stock Market. As of the date of this Report, the appeal process is still ongoing.

On March 6, 2026, the Company received a letter from Department of Market Operations of the Financial Industry Regulatory Authority, Inc. (“FINRA”), dated March 5, 2026, notifying the Company that the symbol “CIMG” had been assigned to the Common Stock. As of March 6, 2026, the Common Stock may be quoted and traded in the over-the-counter market under the symbol “CIMG.”

Results of Operations (comparison of the three months ended March 31, 2026 and 2025)

Revenue

	Three months ended March 31,		Change
	2026	2025	Dollars	%
Revenue	$3,214,991	$-	$3,214,991	-%

For the three months ended March 31, 2026, the Homology of Medicine and Food Series, Computing Power Product Series, and Maca Product Series generated revenues of $428,786, $2,649,785, and $136,420 respectively, accounting for 13.34%, 82.42%, and 4.24% of the total revenue. Our total revenue was $3,214,991 for the three months ended March 31, 2026 and it was $nil for the three months ended March 31, 2025. The significant increase in revenue was mainly due to the sale of maca inventory and the additional revenue generated by the new medical and food homology product series as well as the computing power product series.

Cost of sales and gross margin

	Three months ended March 31,		Change
	2026	2025	Dollars	%
Cost of revenue	$3,201,338	$-	$3,201,338	-%
Gross profit	13,653	$-	$13,653	-%
Gross profit %	0.42%	-%	-	-

For the three months ended March 31, 2026, the total sales cost was $3,201,338. For the three months ended March 31, 2025, the total sales cost was $nil. The significant increase in the cost of revenue was mainly due to the corresponding cost growth of the Maca series products and the inclusion of the Homology of Medicine and Food Series and the Computing Power Product Series.

For the three months ended March 31, 2026, the total gross profit reached $13,653, with a gross profit margin of 0.42%. In contrast, for the three months ended March 31, 2025, the gross profit was $nil, with a gross profit margin of Nil.

Operating Expenses

	Three months ended March 31,		Change
	2026	2025	Dollars	%
Operating Expenses	$1,337,791	$752,677	$585,114	77.74%

For the three months ended March 31, 2026, the total operating expenses amounted to $1,337,791. For the three months ended March 31, 2025, the total operating expenses amounted to $752,677. The figure increased by $585,114, representing a growth rate of 77.74%. This was mainly due to the rise in labor costs and professional expenses (including legal and consulting service fees).

Net Loss

	Three months ended March 31,		Change
	2026	2025	Dollars	%
Net Loss	$15,434,637	$385,556	$15,049,081	3903.22%

For the three months ended March 31, 2026, we incurred a net loss of $15,434,637, compared to a net loss of $385,556 for the same period of 2025. The increase in net loss was mainly attributed to the rise in labor costs and professional expenses (including legal and consulting service fees) as well as the fair value measurement of digital assets.

Comparison of the six months ended March 31, 2026 and 2025

Revenue

	Six months ended March 31,		Change
	2026	2025	Dollars	%
Revenue	$18,983,787	$22,853	$18,960,934	82,969.12%

For the six months ended March 31, 2026, the Homology of Medicine and Food Series, Computing Power Product Series, and Maca Product Series generated revenues of $1,855,618, $5,010,158, and $12,118,011 respectively, accounting for 9.78%, 26.39%, and 63.83% of the total revenue. Our total revenue was $18,983,787 for the six months ended March 31, 2026 and it was $22,853 for the six months ended March 31, 2025, representing a growth of 82,969.12%. The significant increase in revenue was mainly due to the sale of maca inventory and the additional revenue generated by the new medical and food homology product series as well as the computing power product series.

Cost of sales and gross margin

	Six months ended March 31,		Change
	2026	2025	Dollars	%
Cost of revenue	$18,882,718	$7,374	$18,875,344	255,971.58%
Gross profit	101,069	$15,479	$85,590	552.94%
Gross profit %	0.53%	67.73%	-	-

For the six months ended March 31, 2026, the total sales cost was $18,882,718. For the six months ended March 31, 2025, the total sales cost was $7,374. This figure increased by 255,971.58%. The significant increase in the cost of revenue was mainly due to the corresponding cost growth of the Maca series products and the inclusion of the Homology of Medicine and Food Series and the Computing Power Product Series.

For the six months ended March 31, 2026, the total gross profit reached $101,069, with a gross profit margin of 0.53%. In contrast, for the six months ended March 31, 2025, the gross profit was $15,479, with a gross profit margin of 67.73%. The decline in the gross profit margin was mainly due to the sale of the maca series at discounted prices and the increased proportion of revenue from the Homology of Medicine and Food Series and Computing Power Product Series.

Operating Expenses

	Six months ended March 31,		Change
	2026	2025	Dollars	%
Operating Expenses	$3,417,780	$2,270,435	$1,147,345	50.53%

For the six months ended March 31, 2026, the total operating expenses amounted to $3,417,780. For the six months ended March 31, 2025, the total operating expenses amounted to $2,270,435 The figure increased by $1,128,643, representing a growth rate of 50.53%. This was mainly due to the rise in labor costs and professional expenses (including legal and consulting service fees).

Net Loss

	Six months ended March 31,		Change
	2026	2025	Dollars	%
Net Loss	$34,860,910	$1,921,805	$32,939,105	1713,97%

For the six months ended March 31, 2026, we incurred a net loss of $34,860,910, compared to a net loss of $1,921,805 for the same period of 2025. The increase in net loss was mainly attributed to the rise in labor costs and professional expenses (including legal and consulting service fees) as well as the fair value measurement of digital assets.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of March 31, 2026, we had an accumulated deficit of approximately $122.10 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses because of the costs associated with operating as an exchange-listed public company. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

As of the date of this Report, the Company has funded its operations primarily through proceeds from registered public offerings and private placements of its Common Stock. The Company’s principal uses of cash include funding operations, product commercialization and development activities, administrative support, and working capital requirements.

As of March 31, 2026, the Company had a cash balance of $17,025 and has incurred recurring net losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this Report.

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

Summary of Cash Flows

	Six Months Ended March 31,
	2026	2025
Cash used in operating activities	$(10,129,033)	$(10,294,334)
Cash provided by (used in) investing activities	(160)	12,767
Cash provided by financing activities	$10,053,075	$10,074,304
Effect of foreign exchange on cash	$(44,144)	$(254,555)
Net change in cash	$(120,262)	$(461,818)

Operating Activities

Net cash used in operating activities from continuing operations was $10,129,033 for the six months ended March 31, 2026. The cash outflows were primarily related to purchases digital assets and other professional expenses including legal fees.

Net cash used in operating activities from continuing operations was $10,294,334 for the six months ended March 31, 2025. The cash outflows were primarily related to purchases of raw materials and inventory, office rent, legal fees, and other professional expenses.

Investing Activities

Net cash used in investing activities totaled $160 for the six months ended March 31, 2026, compared with net cash provided by investing activities of $12,767 in the corresponding 2025 period. The current period’s cash outflows from investing activities were primarily attributable to the disposal of subsidiaries, whereas the prior-year period’s cash inflows stemmed mainly from subsidiary acquisitions and the sale of property and equipment.

Financing Activities

Historically, we have funded our operations through the issuance of our equity securities.

Net cash provided by financing activities was $10,053,075 for the six months ended March 31, 2026, primarily attributable to the gains from convertible notes and the issuance of warrants. For the six months ended March 31, 2025, net cash provided by financing activities was $10,074,304 primarily attributable to proceeds from private placement and issuance of Common Stock.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026, the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (iii) because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that the measures we have taken will be effective in mitigating or preventing significant deficiencies or material weaknesses in our internal control over financial reporting in the future.

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this Report based on the criteria for effective internal control described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2026.

As we are a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to “Note 10. Contingencies” and “Note 11. Subsequent Events—Legal Proceedings” in our Consolidated Financial Statements included in this Report.

Item 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in “Item 1A—Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 13, 2026, as well as the risk factors included in our Registration Statement on Form S-1, as amended, most recently filed with the SEC on April 29, 2026 (File No. 333-294624), which could affect our business, financial condition, or operating results. The risks described in our annual, quarterly, and registration statement filings with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, or operating results. For the three months ended March 31, 2026, we were not aware of any new and additional risk factors that were not previously disclosed.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the quarter ended March 31, 2026, the Company completed the following unregistered issuances of its equity securities:

On February 11, 2026, the Company entered into a convertible note and warrant purchase agreement (the “February Purchase Agreement”) with certain non-U.S. investors (the “February Investors”), providing for the private placement of convertible promissory notes in the aggregate principal amount of up to $5,000,000 (the “February Notes”) and warrants to purchase the Company’s shares of Common Stock (the “February Warrants”) in reliance on Regulation S as an exemption from registration (the “February Transaction”). The February Purchase Agreement originally contemplated two tranches, consisting of (i) an initial tranche in the aggregate principal amount of $1,600,000 and (ii) a second tranche in the aggregate principal amount of $3,400,000. The February Notes issued in the first tranche bear interest at an annual rate of 7% and have a maturity date of August 12, 2027. On February 13, 2026, the Company completed the initial closing and issued February Notes in the aggregate principal amount of $1,600,000 to the February Investors.

On March 21, 2026, the Company entered into an Amended and Restated Convertible Note and Warrant Purchase Agreement with the February Investors, pursuant to which the parties amended and restated the February Purchase Agreement. In connection with the amendment, the parties agreed to cancel the second closing contemplated under the original agreement, and the Company issued amended notes and amended and restated warrants to the February Investors. The amended notes include a conversion price floor of $0.10 per share, and the amended and restated warrants are exercisable for cash only at an exercise price of $0.015 per share. The Company also agreed to file a registration statement covering the resale of the shares issuable upon conversion of the amended notes and exercise of the amended and restated warrants.

As of the date of this Report, none of the February Warrants, as amended and restated, has been exercised, none of the February Notes, as amended, has been converted, and no shares of Common Stock have been issued pursuant to the February Transaction.

On February 27, 2026, the Company entered into an Amended and Restated Equity Transfer Agreement (the “A&R Equity Transfer Agreement”) with DZR Tech Limited, a Hong Kong company and a wholly owned subsidiary of the Company (the “Purchaser”), Shelei Jiang, a Chinese individual (the “Seller”), and Daren Business Technology Limited, a company incorporated under the laws of the British Virgin Islands (the “Target”). The A&R Equity Transfer Agreement amended and restated in its entirety that certain Equity Transfer Agreement, dated February 11, 2026, by and between the Seller and the Purchaser. Pursuant to the A&R Equity Transfer Agreement, the Seller agreed to sell to the Purchaser 100 ordinary shares of the Target, representing 100% of the issued and outstanding ordinary shares of the Target, for a purchase price of zero cash consideration (the “Acquisition”). The Acquisition closed on March 12, 2026, and, on the same date, the Company issued the Award Shares described below.

On March 10, 2026, the Company and each of Dundas Technology Limited and Kellyview Investment Limited, each a Hong Kong company and a designee of the Seller pursuant to the terms of the A&R Equity Transfer Agreement, entered into a separate performance share issuance agreement, pursuant to which the Company agreed to issue to Dundas Technology Limited and Kellyview Investment Limited, in the aggregate up to 74,487,896 shares of the Company’s Common Stock, par value $0.00001 per share (the “Award Shares”), with one-half of the Award Shares to be issued to Dundas Technology Limited and one-half to Kellyview Investment Limited, as a post-closing, performance-based equity award with respect to the Target. On March 12, 2026, the Company issued 37,243,948 shares of Common Stock to Dundas Technology Limited and 37,243,948 shares of Common Stock to Kellyview Investment Limited. Such shares will be subject to transfer restrictions and will be eligible for leak-out in installments only upon the achievement of specified audited revenue targets of the Target during performance periods beginning on April 1, 2026 and ending on September 30, 2029.

(b) None.

(c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

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

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).

3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684).

3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on October 22, 2024. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2024, SEC File Number 001-39338).

3.5	Certificate of Amendment to the Articles of Incorporation of the Company, dated October 28, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 31, 2025, SEC File No. 001-39338).

3.6	Certificate of Change to the Articles of Incorporation of the Company, dated December 2, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 5, 2025, SEC File No. 001-39338).

3.7	Third Amended and Restated Bylaws of the Company, effective March 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, SEC File Number 001-39338).

3.8	Certificate of Amendment, dated March 5, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 12, 2026, SEC File Number 001-39338).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).

4.2	Series A Warrant Agent Agreement (including the terms of the Series A Warrant) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).

4.3	Series B Warrant Agent Agreement (including the terms of the Series B Warrant) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2022, SEC File Number 001-39338).

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024, SEC File Number 001-39338)

4.6	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)

4.7	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2026, SEC File Number 001-39338)

4.8	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 25, 2026, SEC File Number 001-39338)

10.1	CIMG Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 13, 2026, SEC File Number 001-39338)

10.2	CIMG Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 13, 2026, SEC File Number 001-39338)

10.3	Purchase Agreement, dated February 11, 2026, by and among the Company and the Investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2026, SEC File Number 001-39338)

10.4	Amended and Restated Equity Transfer Agreement, dated February 27, 2026, by and among the Company, DZR Tech Limited, Shelei Jiang, and Daren Business Technology Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2026, SEC File Number 001-39338)

10.5	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2026, SEC File Number 001-39338)

10.6	Performance Share Issuance Agreement between the Company and Dundas Technology Limited, dated March 10, 2026 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q/A filed on March 19, 2026, SEC File Number 001-39338)

10.7	Performance Share Issuance Agreement between the Company and Kellyview Investment Limited, dated March 10, 2026 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q/A filed on March 19, 2026, SEC File Number 001-39338)

10.8	Amended and Restated Convertible Note and Warrant Purchase Agreement, dated as of March 21, 2026, by and among CIMG Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2026, SEC File Number 001-39338)

10.9	Form of Amendment No. 1 to Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 25, 2026, SEC File Number 001-39338)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CIMG INC.

Date: May 11, 2026	By:	/s/ Jianshuang Wang

Jianshuang Wang

Chief Executive Officer

(Principal Executive Officer)

	By:	/s/ Feng Tian

Feng Tian

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

