Form 10-Q
period 2026-06-30
CIMG Inc.
filed 2026-08-13
CIK 1527613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

9 San On Street, Tuen Mun, Hong Kong

(Address of principal executive offices)

+ 852 70106695

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	CIMG	OTCID

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

As of August 13, 2026, there were 1,960,301,219 shares of the registrant’s Common Stock issued and outstanding.

CIMG INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Risk Factors” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “target,” “seek,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding:

●	our plans to obtain funding for our operations, including the funds required for technological development, product production, and product commercialization, as well as the funds necessary to ensure our continuous operation;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

●	our expectations regarding the effects of the suspension of trading of our common stock on Nasdaq, our quotation on the OTC market, and any appeal or further review of Nasdaq’s delisting determination;

●	the impact to our business, including any supply chain interruptions, resulting from changes in general economic, business and political conditions, including changes in the financial markets and macroeconomic conditions resulting from a pandemic;

●	the market size and growth trend of our products and services;

●	our ability to compete with those companies that sell similar products or offer similar services;

●	our ability to successfully achieve the anticipated results of strategic transactions;

●	our expectations for future sales performance;

●	our reliance on raw material suppliers or product manufacturers is to enable us to better produce our products and offer a wider variety of products to our customers;

●	regulatory developments in the U.S. and other countries;

●	our ability to retain key management, sales, and marketing personnel;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

●	our ability to develop and maintain our corporate infrastructure, including our internal control over financial reporting;

●	the outcome of pending, threatened, or future litigation;

●	our financial performance; and

●	our use of the net proceeds from our recent offerings.

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

Any forward-looking statements in this Report reflect our current views with respect to future events or our future financial performance and involve risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may influence or contribute to the inaccuracy of the forward-looking statements, or cause actual results to differ materially from current expectations, include, among other things, those listed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2026, under “Risk Factors” in our Registration Statement on Form S-1, as amended, most recently filed with the SEC on June 12, 2026 (File No. 333-294624), and in our other reports filed with the SEC. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances, or otherwise, except as required by law.

Item 1. Financial Statements

CIMG Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalent	$5,397	$137,287
Accounts receivable, net	-	55,258
Inventories, net	-	11,893,318
Prepaid expenses and other current assets	1,688,869	4,948,022
Other Receivables - Related Parties	175,438	92,457
Total current assets	1,869,704	17,126,342

Non-current assets:
Property and equipment, net	975	2,200
Right-of-use asset - operating lease	2,907	20,340
Intangible assets, net	-	2,201
Digital assets	67,194,891	57,024,465
Total non-current assets	67,198,773	57,049,206

Total assets	$69,068,477	$74,175,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,552,574	$1,464,144
Short term loan	-	447,164
Current portion of lease liability - operating lease	-	13,346
Convertible note-related party	-	1,838,041
Other payables-related party	2,216,524	211,475
Advance Received	52,170	105,653
Other current liabilities	2,972,215	22,250,590
Tax payable	2,458,898	1,314,686
Total current liabilities	9,252,381	27,645,099

Total liabilities	$9,252,381	$27,645,099

Stockholders’ equity:
1,960,301,064 and 9,825,704 shares of Common Stock issued and outstanding as of June 30, 2026 and September 30, 2025, respectively*	19,604	99
Additional paid-in capital	191,183,815	132,531,653
Accumulated deficit	(132,586,360)	(87,228,118)
Accumulated other comprehensive income	388,621	431,598
Total shareholders’ equity of the Company	59,005,680	45,735,232

Non-controlling interests	810,416	795,217
Total stockholders’ equity	59,816,096	46,530,449

Total liabilities and stockholders’ equity	$69,068,477	$74,175,548

*	On December 5, 2025, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, par value $0.00001 per share. As a result of the Reverse Stock Split, the number of issued and outstanding shares of the Company’s common stock was reduced from 196,514,084 shares to approximately 9,825,704 shares, retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025
Revenues, net	$2,171,330	$61,578	$21,155,117	$84,431
Cost of sales	(2,170,753)	(56,445)	(21,053,471)	(63,819)
Gross profit	577	5,133	101,646	20,612

Operating expenses	(854,594)	(1,117,290)	(4,272,374)	(3,387,725)
Loss from operations	(854,017)	(1,112,157)	(4,170,728)	(3,367,113)

Fair value variation	(9,652,779)	-	(41,286,525)	-
Other income	17,007	48,506	94,053	452,142
Other expense	(858)	(4,546)	(8,181)	(54,866)
Loss on acquisition	-	(45)	-	(20,210)
Loss on disposal of subsidiary	(5,319)	-	14,505	-
Net loss from continuing operations	(10,495,966)	(1,068,242)	(45,356,876)	(2,990,047)
Income Tax	-	-	-	-
Net loss	$(10,495,966)	$(1,068,242)	$(45,356,876)	$(2,990,047)

Non-controlling interest	(4,842)	931	1,366	931

Net loss attributable to CIMG Inc.	(10,491,124)	(1,069,173)	(45,358,242)	(2,990,978)

Basic and diluted loss per common share	(0.04)	(0.66)	(0.43)	(3.28)

Basic and diluted weighted average number of Common Stock outstanding	271,662,655	1,609,761	105,096,203	911,301

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Net loss attributable to CIMG Inc.	$(10,491,124)	$(1,069,173)

Foreign currency translation to CIMG Inc.	(15,380)	75,922
Total other comprehensive income net of tax to CIMG Inc.	(15,380)	75,922
Comprehensive loss to CIMG Inc.	$(10,506,504)	$(993,251)

	Nine Months Ended	Nine Months Ended
	June 30, 2026	June 30, 2025
Net loss attributable to CIMG Inc.	$(45,358,242)	$(2,990,978)

Foreign currency translation to CIMG Inc.	(44,083)	(178,633)
Total other comprehensive income net of tax to CIMG Inc.	(44,083)	(178,633)
Comprehensive loss to CIMG Inc.	$(45,402,325)	$(3,169,611)

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares*	Amount	capital	deficit	income	interests	Total

Balance September 30, 2025	9,825,704	$99	$132,531,653	$(87,228,118)	$431,598	$795,217	$46,530,449
Common Stock issued for cash	416,667	4	1,999,996	-	-	-	2,000,000
Common Stock compensation	363,970	4	1,163,972	-	-	-	1,163,976
Issued private placement	3,595,000	36	16,177,464	-	-	-	16,177,500
Issued warrants	1,282,051	13	10,088,603	-	-	-	10,088,616
Other comprehensive income	-	-	-	-	(15,522)	(1,566)	(17,088)
Net loss	-	-	-	(19,443,692)	-	17,419	(19,426,273)
Balance December 31, 2025	15,483,392	$156	$161,961,688	$(106,671,810)	$416,076	$811,070	$56,517,180

Restricted stock award	74,487,896	745	(745)	-	-	-	-
Disposal of subsidiary	-	-	-	-	1,086	20,123	21,209
Other comprehensive income	-	-	-	-	(13,181)	(1,825)	(15,006)
Net loss	-	-	-	(15,423,426)	-	(11,211)	(15,434,637)
Balance March 31, 2026	89,971,288	$901	$161,960,943	$(122,095,236)	$403,981	$818,157	$41,088,746

Common Stock issued for cash	16,329,776	163	1,632,813	-	-	-	1,632,976
Common stock compensation	38,000,000	380	368,220	-	-	-	368,600
Issued private placement	900,000,000	9,000	13,491,000	-	-	-	13,500,000
Issued warrants	916,000,000	9,160	13,730,839	-	-	-	13,739,999
Disposal of subsidiary	-	-	-	-	20	(1,187)	(1,167)
Other comprehensive income	-	-	-	-	(15,380)	(1,712)	(17,092)
Net loss	-	-	-	(10,491,124)	-	(4,842)	(10,495,966)
Balance June 30, 2026	1,960,301,064	19,604	191,183,815	(132,586,360)	388,621	810,416	59,816,096

	Common Stock		Additional paid-in	Subscription	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	capital	receivable	deficit	income	interests	Total

Balance September 30, 2024	248,912	$2	$81,260,653	-	$(82,344,722)	$433,399	-	$(650,668)
Common Stock issued for cash	69,841	1	1,382,843	-	-	-	-	1,382,844
Common stock compensation	40,000	0	523,680	-	-	-	-	523,680
Issued private placement	175,438	2	1,999,998	-	-	-	-	2,000,000
Issued warrants	2,799	-	1	-	-	-	-	1
Other comprehensive loss	-	-	-	-	-	(192,038)	-	(192,038)
Net loss	-	-	-	-	(1,536,249)	-	-	(1,536,249)

Balance December 31, 2024	536,990	$5	$85,167,175	-	$(83,880,971)	$241,361	-	$1,527,570

Common Stock issued for cash	972,881	10	9,999,990	(438,701)	-	-	-	9,561,299
Other comprehensive loss	-	-	-	-	-	(62,517)	-	(62,517)
Net loss	-	-	-	-	(385,556)	-	-	(385,556)
Acquisition of subsidiary	-	-	-	-	-	-	(19,374)	(19,374)
Balance March 31, 2025	1,509,871	15	95,167,165	(438,701)	(84,266,527)	178,844	(19,374)	10,621,422

Common Stock issued for cash	-	-	-	438,701	-	-	-	438,701
Issued private placement	300,000	3	1,068,099	(616,474)	-	-	-	451,628
Common stock compensation	10,000	-	118,200	-	-	-	-	118,200
Other comprehensive loss	-	-	-	-	-	75,922	(261)	75,661
Net loss					(1,069,173)	-	931	(1,068,242)
Acquisition of subsidiary	-	-	-	-	-	-	(53)	(53)
Balance June 30, 2025	1,819,871	18	96,353,464	(616,474)	(85,335,700)	254,766	(18,757)	10,637,317

*	Retroactively adjusted to reflect the Reverse Stock Split.

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 30, 2026	June 30, 2025
Operating activities:
Net loss	$(45,356,876)	$(2,990,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value variation	41,286,525	-
Gain on disposal of subsidiary	(14,505)	-
Depreciation and amortization	3,561	23,095
Noncash lease expense	36,538	93,351
Loss on acquisition	-	20,210
Bad debt losses	1,891	-
Equity Incentive	1,532,576	641,880
Change in operating assets and liabilities:
Accounts receivable	53,367	(62,032)
Inventories	11,893,318	(7,278,644)
Prepaid expenses and other current assets	3,259,153	(860,895)
Other receivables - related party	(82,981)	-
Digital assets	(24,456,951)	-
Accounts payable	88,430	(691,619)
Other payables-related party	2,005,049	-
Accrued Interest	49,776	-
Lease liability - operating lease	27,377	(97,486)
Accrued expenses and other current liabilities	(676,610)	(31,506)
Net cash used in operating activities	(10,350,362)	(11,233,693)

Investing activities:
Proceeds from disposal of equipment	-	10,736
Cash received from the acquisition of subsidiaries	-	8,956
Cash decrease from disposal of subsidiary	(267)	-
Net cash used in investing activities	(267)	19,692

Financing activities:
Repayment from loans	-	(1,486,996)
Proceeds from private placement	-	2,451,628
Proceeds from issuance of Common Stock and exercise from warrants	10,293,075	10,000,000
Net cash provided by financing activities	10,293,075	10,964,632

Effect of foreign exchange on cash	(74,336)	(178,895)

Net change in cash	(131,890)	(428,264)

Cash, beginning of period	137,287	464,222
Cash, end of period	$5,397	35,958

Supplemental disclosure of cash flow information:
Cash paid for interest	-	$-
Cash paid for taxes	-	$-
Subscription receivable	-	$616,474

The accompanying notes are an integral part of these consolidated financial statements.

CIMG Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2026

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

On April 22, 2025, the Company completed the acquisition of Shanghai Huomao, together with the related business registration updates. On June 29, 2026, the Company entered into a termination agreement with the original shareholders of Shanghai Huomao, pursuant to which the Company’s 51% equity interest in Shanghai Huomao was transferred back to the original shareholders at no consideration, effective upon the termination of the original investment agreement.

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

On September 3, 2025, Beijing Zhongyan established a wholly owned subsidiary, Beijing Zhongyan Shangyue Holdings Co., Ltd. (“Beijing Shangyue”).

On September 16, 2025, Henan Zhongyan established a wholly owned subsidiary, Henan Nuanyou Agricultural Science and Technology Co., Ltd (“Nuanyou”). Nuanyou was subsequently deregistered on June 25, 2026.

On September 23, 2025, DZR Tech Limited acquired Braincon Limited (“Braincon HK”) and its subsidiary, Beijing Xin Miao Shi Dai Technology Development Co., Ltd. (“Beijing Xinmiao”). DZR Tech Limited holds 100% of the equity interests in Braincon Limited.

On December 8, 2025, Beijing Zhongyan established a wholly owned subsidiary, Shenzhen Zhixi Yunjie Technology Co., Ltd. (“Zhixi Yunjie”).

On February 4, 2026, Beijing Xinmiao established a wholly-owned subsidiary, Foshan Dingyue Technology Co., Ltd (“Dingyue”). Dingyue was subsequently deregistered on June 11, 2026.

On February 5, 2026, Beijing Zhongyan established a wholly-owned subsidiary, Foshan Lintai Technology Co., Ltd. (“Lintai”). Lintai was subsequently deregistered on June 16, 2026.

On March 12, 2026, the Company, through DZR Tech, completed its acquisition of 100% of the equity interests in Daren Business Technology Limited (“Daren”). As a result, Daren became a wholly owned subsidiary of DZR Tech and an indirect wholly owned subsidiary of the Company.

On March 19, 2026, Daren Business Technology Limited established a wholly owned subsidiary, Marsmed Technology Limited (“Marsmed ”).

On April 29, 2026, Beijing Xin Miao Shi Dai Technology Development Co., Ltd. (“Beijing Xinmiao”) established a wholly owned subsidiary, Beijing Zhongsuan Yunqing Technology Co., Ltd(“Beijing Zhongsuan ”).

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

2.3 NON-CONTROLLING INTERESTS

For the Company’s non-wholly-owned subsidiaries, a non-controlling interest is recognized to reflect the portion of equity that is not attributable, directly or indirectly, to the Company. Non-controlling interests are classified as a separate line item in the equity section of the Company’s consolidated balance sheets and have been separately disclosed in the Company’s consolidated statements of operations and comprehensive (loss)/income to distinguish the interests from that of the Company.

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

2.5 GOING CONCERN AND CAPITAL CONSIDERATIONS

The Company has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2026, the Company had cash of $5,397 and negative working capital of $7,382,677. The Company expects that it will need to raise additional capital immediately to continue funding its operations. There can be no assurance that such financing will be available on acceptable terms, or at all.

As of June 30, 2026, the Company held 1,145.4 Bitcoin with a carrying amount of $67,194,891. While these digital assets may be monetized, their value is subject to significant market volatility, and they do not represent committed or assured sources of financing.

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

2.8 CASH AND CASH EQUIVALENTS

The Company considers cash on hand and demand deposits to be cash. Highly liquid investments with original maturities of three months or less at the date of purchase are considered cash equivalents, provided such investments are readily convertible to known amounts of cash and are subject to insignificant risk of changes in value. The Company did not hold any cash equivalents as of June 30,2026 and September 30,2025.

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

For the nine months ended June 30, 2026 and 2025, the Company did not record any material sales allowances related to estimated product returns or chargebacks.

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

During the nine months ended June 30, 2026, the Company issued an aggregate of 363,970 shares of Common Stock under the 2025 Equity Incentive Plan.

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

3. CONCENTRATION AND RISKS

3.1 FOREIGN CURRENCY EXCHANGE RATE RISK

The Company’s operating transactions are mainly denominated in RMB. RMB is not freely convertible into foreign currencies. The value of the RMB is subject to changes by the central government policies and to international economic and political developments. In the PRC, certain foreign exchange transactions are required by law to be transacted only through authorized financial institutions at exchange rates set by the People’s Bank of China (the “PBOC”). Remittances in currencies other than RMB by the Company in the PRC must be processed through PBOC or other PRC foreign exchange regulatory bodies which require certain supporting documents in order to effect the remittances. As of June 30, 2026 and September 30, 2025, the Company’s cash and cash equivalents denominated in RMB were RMB4,601 (approximately $674), and RMB 576,318 (approximately $80,950), respectively, accounting for 12.49% and 58.96% of the Company’s total cash and cash equivalents.

3.2 CONCENTRATION OF CREDIT RISK

The Company’s credit risk arises primarily from cash and cash equivalents, accounts receivable, other receivables from related parties, and other receivables included in prepaid expenses and other current assets. The carrying amounts of these financial instruments represent the Company’s maximum exposure to credit risk.

As of June 30, 2026, 40% of the Company’s cash and cash equivalents were held by major financial institutions located in China and Hong Kong; the remaining 60% was held by financial institutions located in the United States. The Company believes that these financial institutions located in China, Hong Kong, and the United States are of high credit quality. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000. As of June 30, 2026, the Company had no cash balances at financial institutions in the United States in excess of the Federal Deposit Insurance Corporation limit.

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

3.3 CONCENTRATION OF CUSTOMERS AND SUPPLIERS

For the nine months ended June 30, 2026 and 2025, revenue was primarily derived from major customers disclosed below.

Nine months ended June 30, 2026:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer ZNF	$12,226,947	57.80%	-	-

Nine months ended June 30, 2025:

Customer Name	Sales Amount	% of Total Revenue	Accounts Receivable Amount	% of Total Accounts Receivable
Customer XG	$47,289	56%	$-	-
Customer LXM	13,524	16%	-	-

For the nine months ended June 30, 2026 and 2025, inventory purchases, including purchases related to the Company’s trading of goods, were primarily made from the major suppliers disclosed below.

Nine months ended June 30, 2026:

Supplier Name	Purchases Amount	% of Total Purchases
Supplier-YKZS	$1,180,163	13.37%
Supplier ACJN	1,156,188	13.10%
Supplier TTY	1,102,469	12.49%

Nine months ended June 30, 2025:

Supplier Name	Purchases Amount	% of Total Purchases
Supplier YKYM	$8,324,407	99.15%

4. NOTES TO THE CONSOLIDATED IN FINANCIAL STATEMENTS

4.1 ACCOUNTS RECEIVABLE, NET

As of June 30, 2026, the Company had gross accounts receivable of $nil.

As of September 30,2025, the Company’s accounts receivable totaled $55,258, net of an allowance for credit losses of $2,107.

	June 30, 2026	September 30, 2025
Accounts receivable	$-	$57,365
Less: allowance for credit losses	-	(2,107)
Accounts receivable, net	-	55,258

The movements in the allowance for credit losses were as follows:

	June 30, 2026	September 30, 2025
Balance at beginning of the year	$(2,107)	$(3,450,141)
Additions	(82)	(2,098)
Foreign currency translation	605	(9)
Write-offs	1,584	3,450,141
Balance at end of the year	-	(2,107)

4.2 INVENTORIES, NET

Inventories, net consisted of the following:

	June 30, 2026	September 30, 2025
Raw materials	$-	$12,799,608
Finished goods	-	154
Total inventories, gross	-	12,799,762
Less: inventory write-down	-	(906,444)
Inventories, net	-	11,893,318

The movements in the inventories write-down were as follows:

	June 30, 2026	September 30, 2025
Balance at beginning of the year	$(906,444)	$(815,498)
Additions	-	(902,776)
Foreign currency translation	260,124	(3,668)
Write-offs	646,320	815,498
Balance at end of the year	-	(906,444)

4.3 PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2026 and September 30, 2025 were comprised of the following:

	June 30, 2026	September 30, 2025
Prepaid expenses	$291,505	$291,445
VAT input tax to be deducted	74,544	-
Prepaid tax(1)	1,314,576	1,286,205
Advances to suppliers	-	1,458,569
Deferred equity issuance cost	-	1,797,500
Other current assets	8,244	114,303
Total	1,688,869	4,948,022

(1)	Prepaid tax represents input value-added tax (“VAT”) paid in advance for which the related VAT invoices had not yet been received as of the reporting date. Subsequent to period end, the Company received a portion of the outstanding invoices, and management expects to obtain the remaining invoices within nine months. Accordingly, management believes the prepaid tax balance is fully recoverable.

(2)	As of June 30, 2026, the total amount paid to suppliers was $291,505, of which $290,975 represented advances to Beijing Yingtian Huyu Technology Co., Ltd. The Company is currently evaluating the SaaS live-streaming system of Beijing Yingtian Huyu Technology Co., Ltd., and the implementation plan for any subsequent advances is expected to be determined in 2026.

4.4 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Machinery & Equipment	$18,614	$30,910
Vehicles	-	-
Gross property and equipment	18,614	30,910
Less: accumulated depreciation	(17,639)	(28,710)
Less: reclassification to assets held for sale	-	-
Less: disposal of property and equipment	-	-
Net property and equipment	975	2,200

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

4.5.1 LEASES WITH RECOGNIZED ROU ASSETS AND LEASE LIABILITIES

Tuen Mun, Hong Kong – Office Space

The Company leases office space on San On Street, Tuen Mun, Hong Kong, under a lease term from December 18, 2024 to December 17, 2026, at a monthly rent of RMB 4,167 (approximately $613). As this lease represents a continuation and renewal of an existing lease and the combined non-cancellable term exceeds 12 months, the Company recognized right-of-use asset and lease liabilities for the lease as a single arrangement.

Wuxi, China – Office Space

Effective March 19, 2025, the Company entered into a lease for office space located at 83-102 and 83-103, Xishuidongcheng, Liangxi District, Wuxi, China. The lease requires annual rental payments of RMB 100,000 (approximately $14,714) and expires on March 18, 2027. On June 29, 2026, the Company entered into a termination agreement with the original shareholders of Shanghai Huomao, pursuant to which the Company’s 51% equity interest in Shanghai Huomao was transferred back to the original shareholders at no consideration. Simultaneously, the lease agreement for the Wuxi office space was assigned to and assumed by the original shareholders as part of this transaction. Consequently, the Company ceased to have any rights or obligations under the lease. Effective June 30, 2026, the associated ROU asset and corresponding lease liability were entirely removed from the Company’s financial statements, as they no longer met the criteria for recognition under ASC 842. The de-recognition had no material impact on the Company’s net income for the period.

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

Henan, China – Office Space

The Company leases office space in Henan, China, with annual lease payments of approximately RMB 98,280 (approximately $14,461), payable in monthly installments of RMB 8,190 (approximately $1205). The lease expires on August 14, 2027. Because the remaining lease term as of June 30, 2026 was less than 12 months, the Company elected the short-term lease practical expedient and did not recognize a right-of-use asset or lease liability related to this lease.

Henan, China – Warehouse Space

The Company leases warehouse space in Henan, China, with annual lease payments of approximately RMB 24,000 (approximately $3,531), payable in quarterly installments of RMB 6,000 (approximately $883). The lease expires on February 9, 2027.

Foshan, China – Office Space

The Company leases office space located at Room 904 (No.946), Building 3, No. 17 Jihua 6th Road, Zumiao Street, Chancheng District, Foshan, with a contractual lease term from January 20, 2026 to June 30, 2028, which includes a rent-free period from January 20, 2026 to January 31, 2026. The monthly rent is RMB 500 (approximately $74). The Company does not intend to renew the lease upon expiration. The lease was early terminated effective May 2026. Due to the low value of the underlying asset, the Company elected the low-value asset lease practical expedient and did not recognize a right-of-use asset or lease liability related to this lease. For nine months ended June 30, 2026, the operating expenses recognized for the period amount to RMB 1,500 (approximately $221).

The Company leases office space located at Room 904 (No.947), Building 3, No. 17 Jihua 6th Road, Zumiao Street, Chancheng District, Foshan, with a contractual lease term from January 20, 2026 to June 30, 2028, which includes a rent-free period from January 20, 2026 to January 31, 2026. The monthly rent is RMB 500 (approximately $74). As of June 30, 2026, the Company will not renew the lease upon expiration. The lease was early terminated effective May 2026.Due to the low value of the underlying asset, the Company elected the low-value asset lease practical expedient and did not recognize a right-of-use asset or lease liability related to this lease. For nine months ended June 30, 2026, the operating expenses recognized for the period amount to RMB 1,500 (approximately $221).

Beijing, China – Office Space

The Company leases office space in Beijing. China, with annual lease payments of approximately RMB 76,650(approximately $11,278), payable in monthly installments of RMB 6,387.5 (approximately $940). The lease term will expire on March 31, 2027. As the remaining lease period as of June 30, 2026 is less than 12 months, the Company accounts for this arrangement as a short-term lease.

As of June 30,2026, the Company’s operating leases had a weighted-average remaining lease term of one year and a weighted-average discount rate of 3%. Other information related to the Company’s operating leases is as follows:

Right-of-Use Assets	Amount
ROU asset – September 30, 2025	$20,340
ROU assets added during the year	28,757
Amortization during the period	(36,437)
ROU assets decreased during the year	(9,753)
ROU asset – June 30,2026	$2,907

Lease Liabilities	Amount
Lease liability – September 30, 2025	$13,346
Lease liability added during the year	-
Reduction during the period	(13,346)
Lease liability – June 30,2026	$-

Lease Liabilities by Maturity	Amount
Lease Liability – Short-Term	$-
Lease Liability – Long-Term
Lease Liability – Total	$-

The following table summarizes the Company’s operating lease cost, short-term lease cost, and related cash flow information for the nine months ended June 30,2026:

Operating lease expenses	$36,437
Short-term lease expenses	13,053
Cash paid for amounts included in the measurement of lease liabilities	26,858
Lease amortization	36,437
Interest portion	720

4.6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets as of June 30, 2026:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$140,000	$(140,000)	$-
Software	34,586	(34,586)	-
Total	174,586	(174,586)	-

The following table summarizes the Company’s intangible assets as of September 30, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks	$140,000	$(140,000)	$-
Software	33,016	(30,815)	2,201
Total	173,016	(170,815)	2,201

The trademarks have been fully amortized using the accelerated amortization method as of September 30, 2025. Amortization expense for intangible assets with finite useful lives was $2,306 and $22,500 for the nine months ended June 30, 2026 and 2025, respectively.

4.7 DIGITAL ASSETS

The Company’s digital assets consist solely of Bitcoin. Digital assets are measured at fair value, with changes in fair value recognized in earnings for each reporting period. As of June 30, 2026, the Company held 1,145.4 bitcoins, with a total value of $67,194,891.

The following table is a summary of the Company’s Bitcoin activities as of June 30, 2026:

Amount
Beginning balance as of September 30, 2025	$57,024,465
Increase in digital assets - Bitcoin	51,456,951
Decrease in digital assets - Bitcoin	-
Net change in fair value	(41,286,525)
Ending balance as of June 30, 2026	$67,194,891

4.8 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2026 and September 30, 2025 were as follows:

	June 30, 2026	September 30, 2025
Accounts payable	$354,720	$429,322
Accrued expenses	1,197,854	1,034,822
Total	1,552,574	1,464,144

Accounts payable

As of June 30, 2026, accounts payable totaled $354,720, comprising $353,256 of legacy payables incurred under previous management and $1,464 of payables arising from procurement activities.

Accrued expenses

As of June 30, 2026, accrued expenses totaled $1,197,854, primarily comprising accrued expenses related to Nuzee single-serving coffee and DRIPKIT products of $756,620 and employee compensation payable of $441,234 .

The accrued expenses related to Nuzee single-serving coffee and DRIPKIT products primarily represent legacy expenses incurred under previous management and are treated in a manner consistent with other legacy accounts payable balances. These amounts continue to be recognized as accrued expenses as management is in the process of reviewing and resolving the related obligations in the ordinary course of business, and such balances remained payable as of June 30, 2026.

4.9 CONVERTIBLE NOTES

As of June 30, 2026 and September 30, 2025, the Company had outstanding unconverted convertible notes of approximately $nil and $1,838,041, respectively.

For the nine months ended June 30,2026, $3,471,017 worth of convertible notes were converted into share of the Company’s Common Stock.

(a) Non-related party convertible notes

	June 30, 2026	September 30, 2025
Beginning balance	$-	$1,063,624
Issuance of convertible notes	-	10,144,186
Fair value adjustment	-	-
Conversion to Common Stock	-	(11,207,810)
Ending balance	-	-

All non-related party convertible notes outstanding as of June 30,2026 were fully converted into shares of the Company’s Common Stock on October 31, 2025.

(b) Related party convertible notes

	June 30, 2026	September 30, 2025
Beginning balance	$1,838,041	$319,220
Issuance of convertible notes	1,600,000	3,693,041
Interest Payable	32,976	-
Conversion to Common Stock	(3,471,017)	(2,174,220)
Ending balance	-	1,838,041

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

October 30, 2025: The remaining related-party convertible notes were converted into 8,333,333 shares of Common Stock on October 30, 2025.

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

On May 30, 2026, the investors converted all outstanding principal and accrued and unpaid interest under the amended notes at a conversion price of $0.10 per share. In connection with the conversion, the Company issued an aggregate of 16,329,776 shares of Common Stock in satisfaction of approximately $1,632,976 of outstanding indebtedness. The Company did not receive any cash proceeds from the conversion.

The convertible notes were measured at fair value, with changes in fair value recognized in fair value variation in the consolidated statements of operations.

4.10 OTHER CURRENT LIABILITIES

As of June 30, 2026 and September 30, 2025, other current liabilities amounted to $2,972,215 and $22,250,590, respectively.

Other current liabilities consisted of the following:

	June 30, 2026	September 30, 2025
Advances received for equity subscriptions(1)	$159,657	$18,134,657
Provision for liabilities related to directors’ litigation(2)	222,062	222,062
Professional service fees payable – Bitcoin transaction(3)	1,885,651	3,663,269
Others	704,845	230,602
Total	2,972,215	22,250,590

(1)	Advances received for equity subscriptions

Advance receipts for equity subscriptions are as follows: $129,662.80 for a share subscription by Mr. Sooncha Kim, $29,994.20 for a share subscription by Mr. Kenji Hashimoto.

(2)	Provision for liabilities related to directors’ litigation

The provision for liabilities related to directors’ litigation of $222,062 represents management’s estimate of costs associated with ongoing legal proceedings involving certain directors as of June 30, 2026.

(3)	Professional service fees payable – Bitcoin transaction

The professional service fees payable of $1,885,651 relate to a financial advisory services agreement executed on July 1, 2025, between the Company and Sunflower Tech Limited, in connection with a Bitcoin-related asset transaction with a total transaction value of $55.0 million. Under the agreement, the advisory fee is calculated at 10% of the transaction value, amounting to $5.5 million. As of June 30, 2026 and September 30, 2025, the remaining payable balances of the Company were $1,885,651 and $3,663,269 respectively.

4.11 TAX PAYABLE

As of June 30, 2026 and September 30, 2025, taxes payable amounted to $2,458,898 and $1,314,686, respectively.

	June 30, 2026	September 30, 2025
Accrued sales taxes payable	$2,455,905	$1,311,578
Other tax payable	2,993	3,108
Total	2,458,898	1,314,686

4.12 OPERATING EXPENSES

For the nine months ended June 30, 2026, the operating expenses were $4,272,374. This mainly included personnel costs of $1,836,688, sales and marketing expenses of $92,892, depreciation and amortization of $28,630, professional fees (including legal, audit, and consulting services) of $2,044,232, travel expenses of $106,644, office expenses of $101,722, bad debt loss of 1,891 and other operating expenses of $59,675.

For the nine months ended June 30, 2025, the operating expenses were $3,387,725. This mainly includes personnel costs of $908,134, sales and marketing expenses of $202,847, depreciation and amortization of $23,197, professional services such as lawyers, auditors and consultants of $1,941,625, travel expenses of $77,892, office expenses of $196,351 and other expenses of $37,679.

4.13 OTHER INCOME

For the nine months ended June 30, 2026, other income was $94,053, mainly derived from other business revenues.

For the nine months ended June 30, 2025, the other income was $452,142. It is mainly because of the settlement and forgiveness of account payable.

4.14 OTHER EXPENSES

For the nine months ended June 30, 2026, other expense was $8,181, primarily attributable to the cost expenditures corresponding to other income and other factors.

For the nine months ended June 30, 2025, other expense totaled $54,866, primarily included financing expense and other factors.

4.15 INCOME TAX

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. No asset or liability for unrecognized tax benefits was recorded as of June 30, 2026 or September 30, 2025.

United States

CIMG Inc. and Wewin are incorporated in the United States and are subject to U.S. federal corporate income tax at a statutory rate of 21%. For the nine months ended June 30, 2026, these entities did not generate taxable income; accordingly, no provision for U.S. federal income tax was recorded.

Hong Kong

DZR Tech Limited is incorporated in Hong Kong and is subject to Hong Kong Profits Tax under the two-tiered profits tax rates regime, whereby the first HK$2 million of assessable profits are taxed at 8.25%, and profits in excess of HK$2 million are taxed at 16.5%. DZR Tech Limited did not generate taxable income for the nine months ended June 30,2026, and therefore no provision for Hong Kong profits tax was recorded.

People’s Republic of China

Beijing Zhongyan, Henan Zhongyan, Beijing Xinmiao, Zhimeng, Beijing Shangyue, Zhixi Yunjie, Beijing Zhongsuan are incorporated in the People’s Republic of China and are subject to enterprise income tax at a statutory rate of 25%. For small and low-profit enterprises, taxable income is calculated at a reduced rate of 25%, and the corporate income tax policy is paid at a rate of 20%. None of these entities generated taxable income for the nine months ended June 30, 2026; accordingly, no provision for PRC enterprise income tax was recognized.

Schedule of Income Tax Expense (Benefit)

Nine months ended June 30, 2026
Current income tax expense	$-
Deferred income tax expense	-
Total income tax expense	-

Reconciliation of Statutory Tax Benefit to Income Tax Expense
Tax benefit at statutory U.S. federal rate (21%)	$(9,528,676)
Effect of different tax rates applicable to subsidiaries	57,857
Effect of unrecognized deductible temporary differences	(8,670,171)
Effect of tax loss carryforwards	18,140,990
Income tax expense	$-

5. GEOGRAPHIC CONCENTRATIONS

The Company is organized based on fundamentally three business segments although it does sell its products on a world-wide basis. The Company is organized in two geographical segments. The Company jointly produces and sells its products in North America and China. Information about the Company’s geographic operations for the nine months ended June 30, 2026 and 2025 are as follows:

Geographic Concentration:

Net Revenue:	Nine months ended June 30, 2026	Nine months ended June 30, 2025
P.R.C.	$21,155,117	$84,431

Property and equipment, net:	June 30, 2026	September 30, 2025
P.R.C.	$975	$2,200

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

As of June 30, 2026, the Company currently has the following reportable segments: Homology of Medicine and Food Series, Computing Power Product Series, Maca Product Series and others.

	Nine months ended June 30, 2026
	Business Line			Others
	Homology of Medicine and Food	Computing Power Product	Maca Product	Unallocated Headquarter
	Series	Series	Series	Costs	Total
Revenues, net	$1,871,082	$7,057,088	$12,226,947	$-	$21,155,117
Cost of revenue	(1,845,524)	(6,979,946)	(12,227,525)	(476)	(21,053,471)
Gross profit	25,558	77,142	(578)	(476)	101,646

Operating expenses	(47,537)	(95,259)	(270,238)	(3,859,340)	(4,272,374)
Loss from operations	(21,979)	(18,117)	(270,816)	(3,859,816)	(4,170,728)

Fair value variation	-	-	-	(41,286,525)	(41,286,525)
Gain on disposal of subsidiary	-	-	-	14,505	14,505
Other income	155	178	1,654	92,066	94,053
Other expense	(8)	(13)	(90)	(8,070)	(8,181)
Segment Loss	$(21,832)	(17,952)	(269,252)	(45,047,840)	(45,356,876)

7. RELATED PARTY BALANCES AND TRANSACTIONS

As of June 30, 2026, the Company had the following major related party transactions:

Name of related parties	Relationship with Company
Shengqing Li	Manager of Shenzhen Zhimeng Qiyang Technology Co., Ltd.
Wenlong Tong	President of the Company
Wenwen Yu	Director of Wewin Technology LLC
Yujie Liu	Shareholder of the Company
Yanli Hou	Director of the Company
Xujia Liu	Shareholder of the Company
YY Tech Inc.	Shareholder of the Company
VMADE CO.,LIMITED	Shareholder of the Company
DYT INFO PTE. LTD.	Shareholder of the Company
RR Digital Tech Ltd	Shareholder of the Company
Joyer investment Limited	Shareholder of the Company
Social e-commerce Co., Ltd	Shareholder of the Company
Easygo Business Co., Ltd	Shareholder of the Company
JOYERTECH AND INFORMATION	Shareholder of the Company
Dada Business Trading Co., Limited	Shareholder of the Company

(a) Significant transactions with related parties

Name of related parties	Related party transactions	Nine months ended June 30, 2026
Shengqing Li	Loan advanced to Shenzhen Zhimeng Qiyang Technology Co., Ltd.	$13,249
Xujia Liu	Loan advanced to CIMG Inc.	60,000
Yanli Hou	Loan advanced from Zhongyan Shangyue Technology Co., Ltd	2,348
YY Tech Inc.	Loan advanced to CIMG Inc.	249,876
VMADE CO.,LIMITED	Loan advanced to CIMG Inc.	225,000
DYT INFO PTE. LTD.	Loan advanced to CIMG Inc.	220,000
RR Digital Tech Ltd.	Loan advanced to CIMG Inc.	187,166
Joyer investment Limited	Loan advanced to CIMG Inc.	233,437
Social e-commerce Co., Ltd	Loan advanced to CIMG Inc.	103,838
Easygo Business Co., Ltd	Loan advanced to CIMG Inc.	28,585
JOYERTECH AND INFORMATION	Loan advanced to CIMG Inc.	6,453
Dada Business Trading Co., Limited	Loan advanced to CIMG Inc.	597,489
Wenwen Yu	Loan advanced to CIMG Inc.	66,207
Wenlong Tong	Loan advanced from Zhongyan Shangyue Technology Co., Ltd	35,437

Nature of Related Party Transactions

As of June 30, 2026, the Company and its subsidiaries entered into certain transactions with related parties in its ordinary course of business. These transactions primarily consisted of advances made by related parties to settle operating and administrative expenses on behalf of the Company’s subsidiaries, as well as financing arrangements entered into with related parties.

Except as otherwise disclosed, all advances from or to related parties were unsecured, non-interest bearing, and had no fixed repayment terms. Management believes that the terms of these transactions are not materially different from those that could have been obtained from independent third parties under similar circumstances.

(b) Balances with related parties

June 30, 2026
Wenwen Yu	$140,001
Wenlong Tong	35,437
Total amounts due from related parties	175,438

Shengqing Li	$199,014
Wenwen Yu	22,500
Yujie Liu	72,572
Dada Business Trading Co., Limited	597,489
YY Tech Inc.	249,876
Wenlong Tong	7,582
Yanli Hou	3,012
Xujia Liu	60,000
VMADE CO.,LIMITED	225,000
DYT INFO PTE. LTD.	220,000
RR Digital Tech Ltd.	187,166
Joyer investment Limited	233,437
Social e-commerce Co., Ltd	103,838
JOYERTECH AND INFORMATION	6,453
Easygo Business Co., Ltd	28,585
Total amounts due to related parties	2,216,524

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

(1) For the nine months ended June 30, 2026, the Common Stock issued for cash was as follows:

Date	Transaction type	Description	Shares issued	Cash/consideration ($)

February 11, 2026	Convertible Note Purchase Agreement (From 8-K filed February 17, 2026, Form 8-K filed on March 25, 2026)	On February 11, 2026, the Company entered into a convertible note and warrant purchase agreement with certain investors, pursuant to which the Company issued warrants to purchase shares of Common Stock. On February 13, 2026, the Company completed the initial closing and issued Notes in the aggregate principal amount of $1,600,000 to these investors. On May 30, 2026, the Company issued the 16,329,776 shares to these investors.	16,329,776	$1,632,976
		Total	16,329,776	1,632,976

(2) For the nine months ended June 30, 2026, the Common stock compensation was as follows:

Date	Transaction type	Description	Shares issued	Cash/consideration ($)

November 21, 2025.	2026 Equity Incentive Plan (From S-8 filed November 21, 2025)	Issued under the Company’s Registration Statement on Form S-8, which registers 38,000,000 shares of Common Stock issuable under the Company’s 2026 Equity Incentive Plan (the “2026 Plan”). On June 5, 2026, all shares under the 2026 Equity Incentive Plan have been granted.	38,000,000	$368,600
		Total	38,000,000	368,600

(3) For the nine months ended June 30, 2026, the issuance due to the private placement was as follows:

Date	Transaction type	Description	Shares issued	Cash/consideration ($)

June 23, 2026	Securities Purchase Agreement (Form 8-K filed on June 23, 2026)	On June 17, 2026, the Company entered into securities purchase agreements with certain non-U.S. investors, pursuant to which the Company agreed to issue and sell, in one or more closings, units of the Company’s securities (the “Units”), with each Unit consisting of one share of the Company’s common stock, par value $0.00001 per share, and one warrant to purchase one share of Common Stock, at a purchase price of $0.015 per Unit. On June 22, 2026, the Company issued an aggregate of 900,000,000 shares of Common Stock.	900,000,000	$13,500,000
		Total	900,000,000	13,500,000

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

Grants to Independent Directors

No restricted stock awards were granted to the Company’s independent board members during the nine months ended June 30, 2026.

Forfeiture of Restricted Shares

For the nine months ended June 30, 2026, no restricted stock awards were forfeited.

Common Stock Issued for Services

The Company did not issue any shares of Common Stock in exchange for services during the nine months ended June 30, 2026.

Exercise of Stock Options and Warrants

No stock options were exercised during the nine months ended June 30, 2026.

For additional information regarding the warrants and the shares of Common Stock issued upon exercise thereof, see Note 9—Stock Options and Warrants.

9. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

During the nine months ended June 30, 2026 and 2025, the Company granted no new stock options.

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

On February 11, 2026, the Company entered into a convertible note and warrant purchase agreement (the “February Purchase Agreement”) with certain investors (the “February Investors”). On February 13, 2026, the Company completed the initial closing under the February Purchase Agreement (the “February Initial Closing”) and issued convertible promissory notes in the aggregate principal amount of $1,600,000 (the “February Notes”) and related warrants to purchase shares of Common Stock (the “February Warrants”) to the February Investors. On March 21, 2026, the Company entered into an Amended and Restated Convertible Note and Warrant Purchase Agreement (the “February A&R Purchase Agreement”) with the February Investors, which amended and restated the February Purchase Agreement. The amended and restated February Warrants (the “February A&R Warrants”) became exercisable only upon stockholder approval and could be exercised for cash only at an exercise price of $0.015 per share. On May 30, 2026, the February A&R Warrants were exercised in full, and the Company issued 16,000,000 shares of Common Stock upon such exercise.

On June 17, 2026, the Company entered into securities purchase agreements (collectively, the “June Purchase Agreements”) with certain non-U.S. investors (collectively, the “June Investors”), pursuant to which the Company agreed to issue and sell, in one or more closings, units of the Company’s securities (the “June Units”). Each June Unit consisted of one share of the Common Stock and one warrant to purchase one share of Common Stock (a “June Warrant” and, collectively, the “June Warrants”), at a purchase price of $0.015 per June Unit.

On June 23, 2026, the Company issued and sold an aggregate of 900,000,000 June Units to the June Investors for aggregate consideration of approximately $13.5 million, payable in Bitcoin (the “June Initial Closing”). Accordingly, at the June Initial Closing, the Company issued an aggregate of 900,000,000 shares of Common Stock and June Warrants to purchase an aggregate of 900,000,000 shares of Common Stock. The June Warrants issued at the June Initial Closing were subsequently exercised in full, and the Company issued an additional 900,000,000 shares of Common Stock upon such exercise. As a result of the June Initial Closing and the exercise of the June Warrants issued in connection therewith, the Company issued an aggregate of 1,800,000,000 shares of Common Stock.

The following table summarizes warrant activity for the nine months ended June 30, 2026:

(Retroactively adjusted for Reverse Stock Split)

	Number of Shares Issuable	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2025	1,289,937	$26.19	1.29	$-
Issued	916,000,000	0.02	-	-
Exercised	917,282,051	0.03	-	-
Expired	6,298	-	-	-
Outstanding as of June 30, 2026	1,588	$1,125.15	1.12	-
Exercisable as of June 30, 2026	1,588	$1,125.15	1.12	$-

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

10. CONTINGENCIES

The Kim Litigation

On October 3, 2024, Mr. Sooncha Kim filed a complaint against the Company in the Southern District of New York, (Case No. 1:24-cv-7485) (the “Kim Complaint”). The Kim Complaint alleges that the Company breached a Convertible Note and Warrant Purchase Agreement, dated June 6, 2024, between the Company and Mr. Kim, by, among other things, failing to deliver the registration rights agreement, excluding Mr. Kim from the S-1 registration statement, delaying conversion of Mr. Kim’s notes, undertaking steps to dilute Mr. Kim’s shares, failing to honor Mr. Kim’s 50% participation right in any subsequent financing and failing to appoint a designated director, as set forth in the parties’ agreement. Mr. Kim seeks specific performance of the Convertible Note and Warrant Purchase Agreement, and monetary damages in the amount of $1,041,216, plus applicable interest. The Company filed its answer to the Complaint on December 3, 2024. On January 7, 2025, Mr. Kim filed a motion seeking a preliminary injunction against the Company (the “Motion”). The Company opposed the Motion on January 22, 2025, and on February 13, 2025, the Court denied Mr. Kim’s Motion. As of June 30, 2026, discovery in the case is ongoing, and no trial date has been set.

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

11. SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2026, the date of these unaudited interim condensed consolidated financial statements, August 13 2026, which represents the date the condensed consolidated financial statements were issued, and concluded that no events have occurred that would require recognition or disclosure in these unaudited interim condensed consolidated financial statements except for the following:

On July 24, 2026, the SEC issued an order establishing a briefing schedule in connection with the Company’s petition for review of Nasdaq’s delisting determination. For more information, please refer to “Nasdaq Listing Deficiency” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Since July 2024, we launched the “Homology of Medicine and Food” series including exosome eye drops and other health and wellness products. The Homology of Medicine and Food Series is guided by traditional Chinese medicine theory, incorporates modern nutritional principles to identify the functional attributes of certain foods and food-derived ingredients. We are committed to providing healthier and more suitable health and wellness products for Asian customers. The launch of the new product effectively contributed to the growth of our sales.

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

(ii) The Homology of Medicine and Food Series

In the fourth quarter of 2025, we expanded our product offerings in Asia to include The Homology of Medicine and Food Series, including exosome eye drops, and other health and wellness products. We expanded our sales channels and diversified our product portfolio through the acquisition of subsidiaries, enabling us to offer Asian customers a broader range of health and wellness products The Homology of Medicine and Food Series is guided by traditional Chinese medicine theory, incorporates modern nutritional principles to identify the functional attributes of certain foods and food-derived ingredients. We do not offer medical products or provide medical advice; rather, we are committed to providing healthier and more suitable health and wellness products for Asian customers.

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

On March 4, 2026, the Company received a written notice from Nasdaq that the Panel had determined to delist the Company’s Common Stock from The Nasdaq Stock Market due to the Company’s failures to comply with Nasdaq Listing Rules 5550(a)(2), 5250(c)(1), 5550(b)(1), and 5620(a). Trading in the Company’s Common Stock on Nasdaq was suspended at the open of trading on March 6, 2026.

On March 6, 2026, the Company received a letter from the Department of Market Operations of the Financial Industry Regulatory Authority, Inc. (“FINRA”), dated March 5, 2026, notifying the Company that the symbol “CIMG” had been assigned to the Common Stock for quotation in the OTC Markets. The Company’s Common Stock is currently quoted and traded on the OTC Markets under the symbol “CIMG.”

On May 26, 2026, the Listing Council affirmed the Panel’s decision to suspend and delist the Company’s Common Stock. On June 22, 2026, the Company filed an application with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Section 19(d)(2) of the Securities Exchange Act of 1934, as amended, requesting that the SEC review the Listing Council’s decision. The proceeding is captioned In the Matter of the Application of CIMG Inc. for Review of Action Taken by The Nasdaq Stock Market LLC, Administrative Proceeding File No. 3-22649.

On July 24, 2026, the SEC issued an order establishing a briefing schedule in the review proceeding. Pursuant to the order, the Company’s brief in support of its application for review is due on August 24, 2026, Nasdaq’s brief in opposition is due on September 23, 2026, and any reply brief is due on October 7, 2026. As of the date of this Report, the SEC review proceeding remains pending, and the SEC has not issued a decision on the merits of the Company’s application. There can be no assurance that the Company’s application for review will be successful or that the Company’s Common Stock will resume trading on Nasdaq.

Results of Operations (comparison of the three months ended June 30, 2026 and 2025)

Revenue

	Three months ended June 30,		Change
	2026	2025	Dollars	%
Revenue	$2,171,330	$61,578	$2,109,752	3426.15%

For the three months ended June 30, 2026, the Homology of Medicine and Food Series, Computing Power Product Series, and Maca Product Series generated revenues of $15,464, $2,046,930, and $108,936, accounting for 0.71%, 94.27%, and 5.02% of the total revenue. Our total revenue was $2,171,330 for the three months ended June 30, 2026 and it was $61,578 for the three months ended June 30, 2025. The significant increase in revenue was mainly due to the sale of maca inventory and the additional revenue generated by the new medical and food homology product series as well as the computing power product series.

Cost of sales and gross margin

	Three months ended June 30,		Change
	2026	2025	Dollars	%
Cost of revenue	$2,170,753	$56,445	$2,114,308	3745.78%
Gross profit	577	$5,133	$(4556)	(88.76)%
Gross profit %	0.03%	8.34%	-	-

For the three months ended June 30, 2026, cost of revenue was $2,170,753, compared to $56,445 for the three months ended June 30, 2025, representing an increase of $2,114,308, or 3,745.78%. The significant increase in cost of revenue was mainly due to the corresponding cost growth of the Maca series products and the inclusion of costs from the newly launched Homology of Medicine and Food Series and the Computing Power Product Series.

Gross profit for the three months ended June 30, 2026 was $577, a decrease of $4,556, or 88.76%, compared to $5,133 for the three months ended June 30, 2025. Gross profit margin decreased from 8.34% in the prior year period to 0.03% in the current period, primarily due to the rapid expansion of cost of revenue outpacing revenue growth.

Operating Expenses

	Three months ended June 30,		Change
	2026	2025	Dollars	%
Operating Expenses	$854,594	$1,117,290	$(262,696)	(23.51)%

For the three months ended June 30, 2026, total operating expenses amounted to $854,594, compared to $1,117,290 for the three months ended June 30, 2025. The figure decreased by $262,696, representing a decline of 23.51%. This was mainly due to the decrease in sales and operating costs as well as professional expenses (including legal and consulting service fees).

Net Loss

	Three months ended June 30,		Change
	2026	2025	Dollars	%
Net Loss	$10,495,966	$1,068,242	$9,427,724	882.55%

For the three months ended June 30, 2026, we incurred a net loss of $10,495,966, compared to a net loss of $1,068,242 for the same period of 2025. The increase in net loss was $9,427,724, representing a growth rate of 882.55%. The decrease in the fair value of digital assets represented the most significant contributor to the net loss incurred in the current period.

Comparison of the nine months ended June 30, 2026 and 2025

Revenue

	Nine months ended June 30,		Change
	2026	2025	Dollars	%
Revenue	$21,155,117	$84,431	$21,070,686	24,956.10%

For the nine months ended June 30, 2026, total revenue was $21,155,117, compared to $84,431 for the nine months ended June 30, 2025, representing an increase of $21,070,686, or 24,956.10%. The significant increase in revenue was mainly due to the sale of maca inventory and the additional revenue generated by the new medical and food homology product series as well as the computing power product series.

Cost of sales and gross margin

	Nine months ended June 30,		Change
	2026	2025	Dollars	%
Cost of revenue	$21,053,471	$63,819	$20,989,652	32,889.35%
Gross profit	101,646	$20,612	$81,034	393.14%
Gross profit %	0.48%	24.41%	-	-

For the nine months ended June 30, 2026, cost of revenue was $21,053,471, compared to $63,819 for the nine months ended June 30, 2025, representing an increase of $20,989,652, or 32,889.35%. The significant increase in the cost of revenue was mainly due to the corresponding cost growth of the Maca series products and the inclusion of the Homology of Medicine and Food Series and the Computing Power Product Series.

For the nine months ended June 30, 2026, the total gross profit reached $101,646, with a gross profit margin of 0.48%. In contrast, for the nine months ended June 30, 2025, the gross profit was $20,612, with a gross profit margin of 24.41%.

The decline in the gross profit margin was mainly due to the sale of the maca series at discounted prices and the increased proportion of revenue from the Homology of Medicine and Food Series and Computing Power Product Series.

Operating Expenses

	Nine months ended June 30,		Change
	2026	2025	Dollars	%
Operating Expenses	$4,272,374	$3,387,725	$884,649	26.11%

For the nine months ended June 30, 2026, the total operating expenses amounted to $4,272,374. For the nine months ended June 30, 2025, the total operating expenses amounted to $3,387,725. The figure increased by $884,649, a decrease of 26.11%. This is primarily due to increased personnel costs and professional fees (including legal and consulting service charges).

Net Loss

	Nine months ended June 30,		Change
	2026	2025	Dollars	%
Net Loss	$45,356,876	$2,990,047	$42,366,829	1416.93%

For the nine months ended June 30, 2026, we incurred a net loss of $45,356,876, compared to a net loss of $2,990,047 for the same period of 2025. The increase in net loss was $42,366,829, representing a growth rate of 1416.93%. The decrease in the fair value of digital assets represented the most significant contributor to the net loss incurred in the current period.

Liquidity and Capital Resources

Since our inception in 2011, we have incurred significant losses, and as of June 30, 2026, we had an accumulated deficit of approximately $132.59 million. We have not yet achieved profitability and anticipate that we will continue to incur significant sales and marketing expenses prior to recording sufficient revenue from our operations to offset these expenses. In the United States, we expect to incur additional losses because of the costs associated with operating as an exchange-listed public company. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

As of the date of this Report, the Company has funded its operations primarily through proceeds from registered public offerings and private placements of its Common Stock. The Company’s principal uses of cash include funding operations, product commercialization and development activities, administrative support, and working capital requirements.

As of June 30, 2026, the Company had a cash balance of $5,397 and has incurred recurring net losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this Report.

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

Summary of Cash Flows

	Nine Months Ended June 30,
	2026	2025
Cash used in operating activities	$(10,350,362)	$(11,233,693)
Cash provided by (used in) investing activities	(267)	19,692
Cash provided by financing activities	$10,293,075	$10,964,632
Effect of foreign exchange on cash	$(74,336)	$(178,895)
Net change in cash	$(131,890)	$(428,264)

Operating Activities

Net cash used in operating activities from continuing operations was $10,350,362 for the nine months ended June 30, 2026. The cash outflows were primarily related to purchases of digital assets and other professional expenses, including legal fees.

Net cash used in operating activities from continuing operations was $11,233,693 for the nine months ended June 30, 2025. The cash outflows were primarily related to purchases of raw materials and inventory, office rent, legal fees, and other professional expenses.

Investing Activities

Net cash used in investing activities totaled $267 for the nine months ended June 30, 2026, compared with net cash provided by investing activities of $19,692 in the corresponding 2025 period. The current period’s cash outflows from investing activities were primarily attributable to the disposal of subsidiaries, whereas the prior-year period’s cash inflows stemmed mainly from subsidiary acquisitions and the sale of property and equipment.

Financing Activities

Historically, we have funded our operations through the issuance of our equity securities.

Net cash provided by financing activities was $10,293,075 for the nine months ended June 30, 2026, primarily attributable to proceeds from issuances of Common Stock and cash exercises of warrants. For the nine months ended June 30, 2025, net cash provided by financing activities was $10,964,632, primarily attributable to proceeds from private placements and issuances of Common Stock.

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). As discussed in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” to the Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. U.S. GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within U.S. GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. See the “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” to the Consolidated Financial Statements for a summary of our accounting policies.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026, the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that the measures we have taken will be effective in mitigating or preventing significant deficiencies or material weaknesses in our internal control over financial reporting in the future.

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this Report based on the criteria for effective internal control described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2026.

As we are a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to “Note 10. Contingencies” in our Consolidated Financial Statements included in this Report.

Item 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in “Item 1A—Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 13, 2026, as well as the risk factors included in our Registration Statement on Form S-1, as amended, most recently filed with the SEC on June 12, 2026 (File No. 333-294624), which could affect our business, financial condition, or operating results. The risks described in our annual, quarterly, and registration statement filings with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, or operating results. For the three months ended June 30, 2026, we were not aware of any new and additional risk factors that were not previously disclosed.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the quarter ended June 30, 2026, the Company completed the following unregistered issuances of its equity securities:

On February 11, 2026, the Company entered into a convertible note and warrant purchase agreement (the “February Purchase Agreement”) with certain non-U.S. investors (the “February Investors”), providing for the private placement of convertible promissory notes in the aggregate principal amount of up to $5,000,000 (the “February Notes”) and warrants to purchase shares of the Company’s Common Stock (the “February Warrants”) in reliance on Regulation S as an exemption from registration (the “February Transaction”). The February Purchase Agreement originally contemplated two tranches, consisting of (i) an initial tranche in the aggregate principal amount of $1,600,000 and (ii) a second tranche in the aggregate principal amount of $3,400,000. The February Notes issued in the first tranche bear interest at an annual rate of 7% and have a maturity date of August 12, 2027. On February 13, 2026, the Company completed the initial closing and issued February Notes and the February Warrants in the aggregate principal amount of $1,600,000 to the February Investors. On March 21, 2026, the Company entered into an Amended and Restated Convertible Note and Warrant Purchase Agreement (the “February A&R Purchase Agreement”) with the February Investors, pursuant to which the parties amended and restated the February Purchase Agreement. In connection with the amendment, the parties agreed to cancel the second closing contemplated under the February Purchase Agreement, and the Company issued amendments to the February Notes (collectively, the “February Note Amendments”) and amended and restated warrants in replacement of the February Warrants (collectively, the “February A&R Warrants”) to the February Investors. The February Notes, as amended by the February Note Amendments, include a conversion price floor of $0.10 per share, and the February A&R Warrants are exercisable for cash only at an exercise price of $0.015 per share. The Company also agreed to file a registration statement covering the resale of the shares issuable upon conversion of the February Notes, as amended by the February Note Amendments, and exercise of the February A&R Warrants.

On May 30, 2026, following receipt of the requisite stockholder approval, the February Investors converted all outstanding principal and accrued and unpaid interest under the February Notes, as amended by the February Note Amendments, at a conversion price of $0.10 per share. In connection with the conversion, the Company issued an aggregate of 16,329,776 shares of Common Stock to the February Investors. The Company did not receive any cash proceeds from the conversion; the shares were issued in satisfaction of approximately $1,632,978 of outstanding indebtedness under the February Notes, as amended by the February Note Amendments. Also on May 30, 2026, the February Investors exercised the February A&R Warrants in full for cash at an exercise price of $0.015 per share. Upon exercise of the February A&R Warrants, the Company issued an aggregate of 16,000,000 shares of Common Stock to the February Investors and received aggregate gross proceeds of $240,000.

The shares of Common Stock issued upon conversion of the February Notes, as amended by the February Note Amendments, and exercise of the February A&R Warrants were issued to non-U.S. persons in offshore transactions in reliance upon Regulation S under the Securities Act of 1933, as amended. The shares were not registered under the Securities Act and are subject to applicable restrictions on transfer.

(b) None.

(c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of the Company’s directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(a) of Regulation S-K.

On August 11, 2026, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that the Nasdaq Board of Directors had declined to call for review of the May 26, 2026 decision of the Nasdaq Listing and Hearing Review Council (the “Listing Council”). Accordingly, pursuant to Nasdaq Rule 5820(e)(6), the Listing Council’s decision represents Nasdaq’s final action in the matter. Nasdaq further informed the Company that it will follow the procedures set forth in Nasdaq Rule 5830 and SEC Rule 12d2-2 to remove the Company’s securities from listing. As previously disclosed, the Company has sought review of Nasdaq’s delisting determination by the SEC pursuant to Section 19(d)(2) of the Securities Exchange Act of 1934, as amended.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).

3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated May 6, 2013 (incorporated by reference to Exhibit 3.01(b) to the Company’s Current Report on Form 8-K filed on April 25, 2013, SEC File Number 333-176684).

3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated October 28, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019, SEC File Number 000-55157).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on October 22, 2024. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2024, SEC File Number 001-39338).

3.5	Certificate of Amendment to the Articles of Incorporation of the Company, dated October 28, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 31, 2025, SEC File No. 001-39338).

3.6	Certificate of Change to the Articles of Incorporation of the Company, dated December 2, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 5, 2025, SEC File No. 001-39338).

3.7	Third Amended and Restated Bylaws of the Company, effective March 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, SEC File Number 001-39338).

3.8	Certificate of Amendment, dated March 5, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 12, 2026, SEC File Number 001-39338).

3.9	Certificate of Amendment to the Articles of Incorporation of the Company, dated May 29, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 4, 2026, SEC File Number 001-39338).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 23, 2022, SEC File Number 001-39338).

4.2	Series A Warrant Agent Agreement (including the terms of the Series A Warrant) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).

4.3	Series B Warrant Agent Agreement (including the terms of the Series B Warrant) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2021, SEC File Number 001-39338).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2022, SEC File Number 001-39338).

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024, SEC File Number 001-39338)

4.6	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2024, SEC File Number 001-39338)

4.7	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 25, 2026, SEC File Number 001-39338)

4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2026, SEC File Number 001-39338).

10.1	CIMG Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 13, 2026, SEC File Number 001-39338)

10.2	CIMG Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 13, 2026, SEC File Number 001-39338)

10.3	Amended and Restated Equity Transfer Agreement, dated February 27, 2026, by and among the Company, DZR Tech Limited, Shelei Jiang, and Daren Business Technology Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2026, SEC File Number 001-39338)

10.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2026, SEC File Number 001-39338)

10.5	Performance Share Issuance Agreement between the Company and Dundas Technology Limited, dated March 10, 2026 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q/A filed on March 19, 2026, SEC File Number 001-39338)

10.6	Performance Share Issuance Agreement between the Company and Kellyview Investment Limited, dated March 10, 2026 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q/A filed on March 19, 2026, SEC File Number 001-39338)

10.7	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2026, SEC File Number 001-39338).

10.8*	Termination Agreement, dated June 29, 2026, by and between Beijing Zhongyan Shangyue Technology Co., Ltd. and Shanghai Huomao Culture Development Co., Ltd.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith. This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CIMG INC.

Date: August 13, 2026	By:	/s/ Jianshuang Wang

Jianshuang Wang

Chief Executive Officer

(Principal Executive Officer)

	By:	/s/ Feng Tian

Feng Tian

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

